Form 10-Q
period 2011-06-30
Oxford Resource Partners LP
filed 2011-08-08
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(614) 643-0337
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 3, 2011, 10,354,869 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

Page
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4. CONTROLS AND PROCEDURES	34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	35

ITEM 1A. RISK FACTORS	35

ITEM 4. MINE SAFETY DISCLOSURES	35

ITEM 6. EXHIBITS	37

Exhibit 18.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except for unit data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,215	$889
Trade accounts receivable	31,157	28,108
Inventory	16,061	12,640
Advance royalties	880	924
Prepaid expenses and other current assets	906	1,023

Total current assets	50,219	43,584
Property, plant and equipment, net	201,380	198,694
Advance royalties	6,959	7,693
Other long-term assets	9,351	11,100

Total assets	$267,909	$261,071

LIABILITIES
Current maturities of long-term debt	$11,239	$7,249
Accounts payable	36,465	26,074
Asset retirement obligations — current portion	4,282	6,450
Deferred revenue — current portion	544	780
Accrued taxes other than income taxes	1,791	1,643
Accrued payroll and related expenses	3,279	2,625
Other current liabilities	3,324	2,952

Total current liabilities	60,924	47,773
Long-term debt	107,520	95,737
Asset retirement obligations	16,061	6,537
Other long-term liabilities	1,894	2,261

Total liabilities	186,399	152,308

Commitments and Contingencies (Note 10)
PARTNERS’ CAPITAL
Limited Partner unitholders (20,635,249 and 20,610,983 units outstanding as of June 30, 2011 and December 31, 2010, respectively)	79,987	105,684
General Partner unitholder (421,080 and 420,633 units outstanding as of June 30, 2011 and December 31, 2010, respectively)	(580)	(63)

Total Oxford Resource Partners, LP Capital	79,407	105,621
Noncontrolling interest	2,103	3,142

Total partners’ capital	81,510	108,763

Total liabilities and partners’ capital	$267,909	$261,071

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Coal sales	$83,870	$78,571	$167,174	$155,327
Transportation revenue	11,667	9,841	22,109	19,371
Royalty and non-coal revenue	2,493	1,736	4,813	3,510

Total revenue	98,030	90,148	194,096	178,208

Costs and expenses
Cost of coal sales (excluding depreciation, depletion and amortization, shown separately)	67,567	59,311	130,184	114,497
Cost of purchased coal	4,788	6,968	9,915	14,827
Cost of transportation	11,667	9,841	22,109	19,371
Depreciation, depletion and amortization	13,235	9,555	25,346	18,332
Selling, general and administrative expenses	3,378	2,867	7,344	6,402

Total costs and expenses	100,635	88,542	194,898	173,429

Income (loss) from operations	(2,605)	1,606	(802)	4,779
Interest income	4	7	5	8
Interest expense	(2,353)	(2,040)	(4,356)	(3,873)

Net income (loss)	(4,954)	(427)	(5,153)	914

Less: net income attributable to noncontrolling interest	(1,310)	(1,680)	(2,881)	(3,308)

Net loss attributable to Oxford Resource Partners, LP unitholders	$(6,264)	$(2,107)	$(8,034)	$(2,394)

Net loss allocated to general partner	$(125)	$(42)	$(160)	$(48)

Net loss allocated to limited partners	$(6,139)	$(2,065)	$(7,874)	$(2,346)

Net loss per limited partner unit:
Basic	$(0.30)	$(0.18)	$(0.38)	$(0.20)

Dilutive	$(0.30)	$(0.18)	$(0.38)	$(0.20)

Weighted average number of limited partner units outstanding:
Basic	20,632,925	11,985,748	20,627,390	11,979,621

Dilutive	20,632,925	11,985,748	20,627,390	11,979,621

Distributions paid per limited partner unit	$0.4375	$—	$0.8750	$0.2300

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Oxford Resource Partners, LP unitholders	$(8,034)	$(2,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	25,346	18,332
Interest rate swap or rate cap adjustment to market	85	34
Loan fee amortization	746	335
Non-cash equity compensation expense	609	456
Advanced royalty recoupment	654	965
Loss on disposal of property and equipment	723	452
Noncontrolling interest in subsidiary earnings	2,881	3,308
(Increase) decrease in assets:
Accounts receivable	(3,049)	(1,167)
Inventory	(2,654)	(2,543)
Other assets	30	(6,135)
Increase (decrease) in liabilities:
Accounts payable and other liabilities	11,856	5,387
Asset retirement obligations	1,046	258
Provision for below-market contracts and deferred revenue	(733)	(3,115)

Net cash provided by operating activities	29,506	14,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,669)	(10,333)
Purchase of mineral rights and land	(1,110)	(2,228)
Mine development costs	(2,426)	(969)
Royalty advances	(376)	(409)
Insurance proceeds	—	1,223
Proceeds from sale of property and equipment	—	36
Change in restricted cash	954	(2,765)

Net cash used in investing activities	(22,627)	(15,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(3,227)	(2,345)
Advances on line of credit	25,000	6,000
Payments on line of credit	(6,000)	—
Capital contributions from partners	11	25
Distributions to noncontrolling interest	(3,920)	(1,470)
Distributions to partners	(18,417)	(2,818)

Net cash used in financing activities	(6,553)	(608)

Net increase (decrease) in cash	326	(1,880)

CASH AND CASH EQUIVALENTS, beginning of period	889	3,366

CASH AND CASH EQUIVALENTS, end of period	$1,215	$1,486

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(in thousands, except for unit data)

	Limited Partner						Non-	Total
	Common		Subordinated		General Partner		controlling	Partners’
	Units	Capital	Units	Capital	Units	Capital	Interest	Capital

Balance at December 31, 2009			11,964,547	$53,960	242,023	$1,085	$2,067	$57,112
Net income				(2,346)		(48)	3,308	914
Partners’ contributions					2,584	25		25
Partners’ distributions				(2,762)		(56)	(1,470)	(4,288)
Equity-based compensation				456				456
Issuance of units to Long-Term Incentive Plan participants upon vesting			21,201	(94)				(94)

Balance at June 30, 2010	—	$—	11,985,748	$49,214	244,607	$1,006	$3,905	$54,125

Balance at December 31, 2010	10,330,603	$145,592	10,280,380	$(39,908)	420,633	$(63)	$3,142	$108,763
Net income (loss)		(3,952)		(3,922)		(160)	2,881	$(5,153)
Partners’ contributions					447	11		11
Partners’ distributions		(9,057)		(8,992)		(368)	(3,920)	(22,337)
Equity-based compensation		609						609
Issuance of units to Long-Term Incentive Plan participants upon vesting	24,266	(383)						(383)

Balance at June 30, 2011	10,354,869	$132,809	10,280,380	$(52,822)	421,080	$(580)	$2,103	$81,510

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
Organization
We are a low cost producer of high value steam coal. We focus on acquiring steam coal reserves that we can efficiently mine with our modern, large scale equipment. Our reserves and operations are strategically located in Northern Appalachia and the Illinois Basin to serve our primary market area of Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia. These coal reserves are mined by our subsidiaries, Oxford Mining Company, LLC (“Oxford Mining”), Oxford Mining Company — Kentucky, LLC and Harrison Resources, LLC (“Harrison Resources”).
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
On July 19, 2010, we completed the closing of our initial public offering as discussed further in the Initial Public Offering section of this Note 1. Immediately prior to the offering, all of the limited partner and general partner interests were split as discussed further in the Unit Split section of this Note 1. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of December 31, 2010, was 36.82% and 18.74%, respectively, with our GP’s ownership being 2.00%. The remaining 42.44% was held by the general public and our long-term incentive plan (“LTIP”) participants. AIM Oxford and C&T Coal held 65.98% and 33.58%, respectively, of the ownership interests in our GP as of December 31, 2010, with the remaining 0.44% ownership interest therein being held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 1: ORGANIZATION AND PRESENTATION (continued)
On January 1, 2011, our GP issued additional ownership interests. Additionally, on February 28, 2011, each of AIM Oxford and C&T Coal sold a portion of our common units held by them under Rule 144 in private transactions. Further, in January, March and June 2011, there were issuances of our common units to participants in our LTIP. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of June 30, 2011, was 35.72% and 18.18%, respectively, with our GP’s ownership being 2.00%. The remaining 44.10% was held by the general public and our LTIP participants. AIM Oxford and C&T Coal owned 65.65% and 33.41%, respectively, of the ownership interests in our GP as of June 30, 2011, with the remaining ownership interests therein being a 0.47% ownership interest held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer, and a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Partnership and its consolidated subsidiaries and are prepared in conformity with GAAP.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Except as disclosed in Note 6 — Asset Retirement Obligations, there were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in the Annual Report.
Reclassifications
Certain cash flow amounts have been reclassified for 2010 to conform to current period presentation. These reclassifications related to our asset retirement obligations; proceeds from the sale of property and equipment; and insurance proceeds from an equipment casualty loss.
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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 4: INVENTORY
Inventory consisted of the following:

	June 30,	December 31,
	2011	2010

Coal	$8,713,000	$6,451,000
Fuel	2,088,000	1,836,000
Supplies and spare parts	5,260,000	4,353,000

Total	$16,061,000	$12,640,000

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	June 30,	December 31,
	2011	2010
Property, plant and equipment, gross
Land	$3,374,000	$3,374,000
Coal reserves	55,160,000	54,250,000
Mine development costs	21,473,000	12,237,000

Total property	80,007,000	69,861,000

Buildings and tipple	2,133,000	2,084,000
Machinery and equipment	212,889,000	199,924,000
Vehicles	4,668,000	4,267,000
Furniture and fixtures	1,557,000	1,477,000
Railroad sidings	160,000	160,000

Total property, plant and equipment, gross	301,414,000	277,773,000

Less: accumulated depreciation, depletion and amortization	100,034,000	79,079,000

Total property, plant and equipment, net	$201,380,000	$198,694,000

The amounts of depreciation expense related to fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs for the respective periods are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expense type:
Depreciation	$9,370,000	$7,031,000	$18,469,000	$13,981,000
Depletion	1,528,000	1,695,000	3,027,000	3,024,000
Amortization	2,269,000	740,000	3,714,000	1,153,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 6: ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations (“ARO”) arise from the Surface Mining Control and Reclamation Act (“SMCRA”) and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in our mining permits. These activities include reclaiming the pit and support acreage as well as stream mitigation at surface mines.
Effective June 30, 2011, we changed our method for estimating ARO for our mines from the current disturbance method to the end of mine life method. This represents a change in accounting estimate effected by a change in method to a method which is a preferable method under GAAP. We believe the end of mine life method results in a more precise estimate and is more consistent with industry practice.
The end of mine life method focuses on estimating the liability based upon the productive life of the mine and more specifically the last pit(s) to be reclaimed once the mine is no longer producing coal as opposed to the current disturbance method which estimates the liability at the balance sheet date.
The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011. This change was accounted for in the current quarter and will be accounted for in all future quarters in accordance with ASC 250.
We review our ARO at least annually and make necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. When the liability is initially recorded for the costs to open a new mine site, the offset is recorded to the mine development asset. Over time, the ARO liability is accreted to its present value and the capitalized cost for the related mine is depleted using the units-of-production method.
At June 30, 2011, we had recorded ARO liabilities of $20.3 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of June 30, 2011, the aggregate undiscounted cost of final mine closure is approximately $23.7 million.
The following table presents the activity affecting the ARO for the respective periods:

	June 30, 2011	December 31, 2010

Beginning balance	$12,987,000	$13,343,000
Accretion expense	797,000	836,000
Payments	(1,602,000)	(3,430,000)
Revisions in estimated cash flows	8,161,000	2,238,000

Total asset retirement obligations	20,343,000	12,987,000
Less current portion	4,282,000	6,450,000

Noncurrent liability	$16,061,000	$6,537,000

For the six months ended June 30, 2011, the revisions in estimated cash flows resulted in a net increase in the ARO of $8.2 million and was primarily attributable to mine development at five new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with increased pit dimensions to accommodate our new shovel in the Muhlenberg County complex. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.

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
The financial instruments measured at fair value on a recurring basis are summarized below:

Fair Value Measurement at June 30, 2011
Quoted Prices in
	Active Markets for	Significant Other	Unobservable
	Identical Liabilities	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$—	$(193,000)	$—

Fair Value Measurement at December 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Liabilities	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$—	$(108,000)	$—
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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed rate debt	$12,759,000	$13,516,000	$12,986,000	$12,926,000
Variable rate debt	106,000,000	106,000,000	90,000,000	90,000,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 8: LONG-TERM INCENTIVE PLAN
Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units, which is generally four years for each award. For the three-month periods ended June 30, 2011 and 2010, our equity-based compensation expense was approximately $245,000 and $152,000, respectively. For the six-month periods ended June 30, 2011 and 2010, our equity-based compensation expense was approximately $609,000 and $456,000, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2011 and December 31, 2010, approximately $1,348,000 and $726,000, respectively, of cost remained unamortized which we expect to recognize using the straight-line method over a remaining weighted average period of 1.4 years.
The following table summarizes additional information concerning our unvested LTIP units:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested balance at December 31, 2010	124,480	$7.80
Granted	50,502	$24.42
Issued	(24,266)	$13.04
Surrendered	(14,616)	$9.37

Unvested balance at June 30, 2011	136,100	$12.86

The value of LTIP units vested during the three-month periods ended June 30, 2011 and 2010 was $54,000 and zero, respectively. The value of LTIP units vested during the six-month periods ended June 30, 2011 and 2010 was $453,000 and $244,000, respectively.
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
(UNAUDITED)
(CONTINUED)
NOTE 9: EARNINGS PER UNIT (continued)
The computation of basic and diluted earnings per unit under the two class method for limited partner units and general partner units is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except for unit and per unit amounts)

Limited partner units
Average units outstanding:
Basic	20,632,925	11,985,748	20,627,390	11,979,621
Effect of equity-based compensation	n/a	n/a	n/a	n/a

Diluted	20,632,925	11,985,748	20,627,390	11,979,621

Net loss allocated to limited partners
Basic	$(6,139)	$(2,065)	$(7,874)	$(2,346)
Diluted	$(6,139)	$(2,065)	$(7,874)	$(2,346)

Net loss per limited partner unit
Basic	$(0.30)	$(0.18)	$(0.38)	$(0.20)
Diluted	$(0.30)	$(0.18)	$(0.38)	$(0.20)

General partner units
Average units outstanding:
Basic and diluted	421,045	244,607	420,913	243,454

Net loss allocated to general partner
Basic	$(125)	$(42)	$(160)	$(48)
Diluted	$(125)	$(42)	$(160)	$(48)

Net loss per general partner unit
Basic	$(0.30)	$(0.18)	$(0.38)	$(0.20)
Diluted	$(0.30)	$(0.18)	$(0.38)	$(0.20)

Anti-dilutive units (1)	77,441	62,716	81,786	62,916

(1)	Anti-dilutive units are not used in calculating dilutive average units.

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
401(k) Plan
Effective January 1, 2010, our former defined contribution pension plan was replaced with our current 401(k) plan. At June 30, 2011, we had an obligation to pay our GP $3,037,000 for the purpose of funding our GP’s commitment to our 401(k) plan. Of this amount, $1,966,000 related to plan year 2010 and is expected to be paid by September 2011. The remainder of $1,071,000 is related to plan year 2011 and is expected to be paid by September 2012.
Performance Bonds
As of June 30, 2011, we had outstanding $36.3 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of June 30, 2011, we had outstanding letters of credit in support of these surety bonds of $7.2 million. Further, as of June 30, 2011, we had outstanding certain road bonds of $0.7 million and performance bonds of $7.5 million. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.
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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 11: RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll, and for such reimbursable costs the amounts of $4,275,000 and $2,618,000 were included in our accounts payable at June 30, 2011 and December 31, 2010, respectively.
Also in connection with our formation in August 2007, Oxford Mining entered into an advisory services agreement (the “Advisory Agreement”) with certain affiliates of AIM Oxford. Under the terms of the Advisory Agreement, the AIM Oxford affiliates had duties as financial and management advisors to Oxford Mining, including providing services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services for the operation and growth of Oxford Mining. These services consisted of advisory services of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments. Such services were rendered at the reasonable request of Oxford Mining. Pursuant to the Advisory Agreement, advisory fees were paid to AIM Oxford affiliates of $133,000 and $210,000 for the three and six months ended June 30, 2010, respectively. The Advisory Agreement was terminated on July 19, 2010 with a termination payment of $2,500,000 being made in connection with the closing of our initial public offering and such termination on the same date.
Contract services under a services agreement were provided to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Charles C. Ungurean, our President and Chief Executive Officer (“Mr. C. Ungurean”), Thomas T. Ungurean, our Senior Vice President, Equipment, Procurement and Maintenance (“Mr. T. Ungurean”), and affiliates of AIM Oxford, in the amounts of $644,000 and $339,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,199,000 and $545,000 for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable were $462,000 and $329,000 from Tunnell Hill at June 30, 2011 and December 31, 2010, respectively. We have concluded that Tunnell Hill does not represent a variable interest entity.
The services agreement with Tunnell Hill expires on December 31, 2011. During July 2011, we concluded negotiations with Tunnell Hill for an early termination of the contract services and such services agreement effective August 1, 2011 (the “Termination Date”). We entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which the contract services and such services agreement terminated as of the Termination Date with Tunnell Hill temporarily leasing from us for a period of six months certain of our equipment and employing certain of our employees which had been previously dedicated to such contract services under such services agreement. Under the leasing arrangement, we will receive $23,700 per month for rental of the equipment, and Tunnell Hill will have an option during the six-month leasing period to elect to purchase the equipment for a purchase price of $948,000 with a credit against such purchase price for 50% of the rental payments.
From time to time for business purposes we charter an airplane from Zanesville Aviation located in Zanesville, Ohio. T&C Holdco LLC, a company that is owned by Mr. C. Ungurean and Mr. T. Ungurean, owns an airplane that it has leased to Zanesville Aviation since April 2010 and that Zanesville Aviation uses in providing chartering services to its customers including us. Under its lease with Zanesville Aviation, T&C Holdco LLC receives compensation from Zanesville Aviation for the use of T&C Holdco LLC’s airplane. The airplane owned by T&C Holdco LLC was chartered by us on a number of occasions during the six months ended June 30, 2011 and 2010, and we paid Zanesville Aviation an aggregate of approximately $66,000 and $71,000, respectively, for those charters.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)
NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2011	2010

Cash paid for:
Interest	$3,262,000	$4,291,000

Non-cash activities:
Market value of common units vested in LTIP	1,003,000	288,000
Purchase of coal reserves with debt	—	11,858,000
ARO capitalized in mine development	6,310,000	520,000
Accounts payable as of June 30 for:
Purchase of property and equipment	2,579,000	14,862,000
Purchase of coal reserves	—	850,000
Royalty advances	—	50,000
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
NOTE 14: SUBSEQUENT EVENTS
On July 12, 2011, the GP’s Board of Directors declared a cash distribution by the Partnership of $0.4375 per unit with respect to the three months ended June 30, 2011. This distribution, totaling approximately $9,212,000, will be paid on August 12, 2011 to unitholders of record as of the close of business on August 1, 2011.
During July 2011, we concluded negotiations with Tunnell Hill for an early termination of the services agreement with Tunnell Hill and the contract services provided thereunder effective August 1, 2011 (the “Termination Date”). We entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which such services agreement and contract services thereunder terminated as of the Termination Date with Tunnell Hill temporarily leasing from us for a period of six months certain of our equipment and employing certain of our employees which had been previously dedicated to such contract services under such services agreement. See Note 11 — Related Party Transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report and filed with the U.S. Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement Regarding Forward-Looking Statements.”
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this Quarterly Report on Form 10-Q that are not historical facts, and that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references, are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including but not limited to:
•	our production levels, margins earned and level of operating costs;
•	weakness in global economic conditions or in our customers’ industries;
•	changes in governmental regulation of the mining industry or the electric power industry and the increased costs of complying with those changes;
•	decreases in demand for electricity and changes in coal consumption patterns of U.S. electric power generators;
•	our dependence on a limited number of customers;
•	our inability to enter into new long-term coal sales contracts at attractive prices and the renewal and other risks associated with our existing long-term coal sales contracts, including risks related to adjustments to price, volume or other terms of those contracts;
•	difficulties in collecting our receivables because of credit or financial problems of major customers, and customer bankruptcies, cancellations or breaches of existing contracts, or other failures to perform;
•	our ability to acquire additional coal reserves;
•	our ability to respond to increased competition within the coal industry;
•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental laws and regulations, including those related to emissions from coal-fired plants, and other factors;
•	significant costs imposed on our mining operations by extensive environmental laws and regulations, and greater than expected environmental regulations, costs and liabilities;
•	legislation, and regulatory and related court decisions and interpretations, including issues related to climate change and miner health and safety;
•	a variety of operational, geologic, permitting, labor and weather-related factors, including those related to both our mining operations and our underground coal reserves that we do not operate;

•	limitations in the cash distributions we receive from our majority-owned subsidiary, Harrison Resources, LLC (“Harrison Resources”), and the ability of Harrison Resources to acquire additional reserves on economical terms from CONSOL Energy in the future;
•	the potential for inaccuracies in our estimates of our coal reserves, which could result in lower than expected revenues or higher than expected costs;
•	the accuracy of the assumptions underlying our reclamation and mine closure obligations;
•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current capital market conditions;
•	risks associated with major mine-related accidents;
•	results of litigation, including claims not yet asserted;
•	our ability to attract and retain key management personnel;
•	greater than expected shortage of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	failure to obtain, maintain or renew our security arrangements, such as surety bonds or letters of credit, in a timely manner and on acceptable terms; and
•	our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2010 filed with the SEC, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We currently have 22 active surface mines that are managed as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During the three-month and six-month periods ended June 30, 2011, we produced 2.0 million and 4.0 million tons of coal, respectively, and sold 2.1 million and 4.2 million tons of coal, respectively, including 0.1 million and 0.3 million tons of purchased coal, respectively. We purchase coal in the open market and under contracts to satisfy a portion of our sales commitments. As is customary in the coal industry, we have entered into long-term coal sales contracts with many of our customers. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more.

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
Credit Facility
In connection with our initial public offering, we paid off the amounts outstanding under our $115 million credit facility evidenced by our credit agreement with a syndicate of lenders, for which FirstLight Funding I, Ltd. acted as Administrative Agent (our “$115 million credit facility”), and entered into a $175 million credit facility evidenced by a credit agreement with Citicorp USA, Inc., as Administrative Agent, Citibank, N.A., as Swing Line Bank, Barclays Bank PLC and The Huntington National Bank, as Co-Syndication Agents, Fifth Third Bank and Comerica Bank, as Co-Documentation Agents, and the lenders party thereto (our “$175 million credit facility”). Our $175 million credit facility provides for a $115 million revolving credit facility and a $60 million term loan. As of June 30, 2011, we had $106.0 million of borrowings outstanding under our $175 million credit facility, consisting of term loan borrowings of $54.0 million and revolving credit facility borrowings of $52.0 million.
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

We evaluate the price we receive for our coal on an average sales price per ton basis. Our average sales price per ton represents our coal sales revenue divided by total tons of coal sold. The following table provides operational data with respect to our coal production and purchases, coal sales volume and average sales price per ton for the periods indicated:

					% Change
					Three	Six
					Months	Months
					Ended	Ended
					June 30,	June 30,
	Three Months Ended		Six Months Ended		2011	2011
	June 30,		June 30,		vs.	vs.
	2011	2010	2011	2010	2010	2010
	(tons in thousands)

Tons of coal produced (clean)	2,001	1,838	3,952	3,643	8.9%	8.5%
Increase in inventory	(39)	(5)	(68)	(32)
Tons of coal purchased	135	238	276	495	(43.3%)	(44.2%)
Tons of coal sold	2,097	2,071	4,160	4,106	1.3%	1.3%

Tons sold under long-term contracts(1)	96.8%	97.6%	94.9%	98.2%

Average sales price per ton	$40.00	$37.94	$40.19	$37.83	5.4%	6.2%

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.
Cost of Coal Sales
We evaluate our cost of coal sales, which excludes the costs of purchased coal and transportation, depreciation, depletion and amortization (“DD&A”) and any indirect costs such as selling, general and administrative expenses, or SG&A expenses, on a cost per ton sold basis. Our cost of coal sales per ton sold represents our cost of coal sales divided by the tons of produced coal we sold. Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, operating leases, repairs and maintenance and all other costs that are directly related to our mining operations. Our cost of coal sales does not take into account the effects of any of the cost pass through or cost adjustment provisions in our long-term coal sales contracts, as those provisions result in an adjustment to our coal sales price. The following table provides summary information for the periods indicated relating to our cost of coal sales per ton and tons of coal produced:

					% Change
					Three	Six
					Months	Months
					Ended	Ended
					June 30,	June 30,
	Three Months Ended		Six Months Ended		2011	2011
	June 30,		June 30,		vs.	vs.
	2011	2010	2011	2010	2010	2010
	(tons in thousands)

Cost of coal sales per ton	$34.44	$32.36	$33.52	$31.71	6.4%	5.7%
Tons of coal produced (clean)	2,001	1,838	3,952	3,643	8.9%	8.5%
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

We evaluate our cost of purchased coal on a per ton basis. The following table provides summary information for the periods indicated for our cost of purchased coal per ton and tons of coal purchased:

					% Change
					Three	Six
					Months	Months
					Ended	Ended
					June 30,	June 30,
	Three Months Ended		Six Months Ended		2011	2011
	June 30,		June 30,		vs.	vs.
	2011	2010	2011	2010	2010	2010
	(tons in thousands)

Cost of purchased coal per ton	$35.47	$29.28	$35.92	$29.95	21.1%	19.9%
Tons of coal purchased	135	238	276	495	(43.3%)	(44.2%)
Adjusted EBITDA
Adjusted EBITDA for a period represents net income (loss) attributable to our unitholders for that period before interest, taxes, depreciation, depletion and amortization, gain on purchase of business, contract termination and amendment expenses, net, amortization of below-market coal sales contracts, non-cash equity-based compensation expense, non-cash gain or loss on asset disposals and the non-cash change in future asset retirement obligations (“ARO”). The non-cash change in future ARO is the portion of our non-cash change in our future ARO that is included in reclamation expense in our financial statements, and that portion represents the change over the applicable period in the value of our ARO. Although adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, our management believes that it is useful in evaluating our financial performance and our compliance with certain credit facility financial covenants. Because not all companies calculate adjusted EBITDA identically, our calculation may not be comparable to the similarly titled measure of other companies. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of net income (loss) attributable to our unitholders to adjusted EBITDA for each of the periods indicated.
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
Distributable Cash Flow
Distributable cash flow for a period represents adjusted EBITDA for that period, less cash interest expense (net of interest income), estimated reserve replacement expenditures and other maintenance capital expenditures. Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Estimated reserve replacement expenditures represent an estimate of the average periodic (quarterly or annual, as applicable) reserve replacement expenditures that we will incur over the long term as applied to the applicable period. We use estimated reserve replacement expenditures to calculate distributable cash flow instead of actual reserve replacement expenditures, consistent with our partnership agreement which requires that we deduct estimated reserve replacement expenditures when calculating operating surplus. Other maintenance capital expenditures include, among other things, actual expenditures for plant, equipment and mine development and our estimate of the periodic expenditures that we will incur over the long term relating to our ARO. Distributable cash flow should not be considered as an alternative to net income (loss) attributable to our unitholders, income from operations, cash flows from operating activities or any other measure of performance presented in accordance with GAAP. Although distributable cash flow is not a measure of performance calculated in accordance with GAAP, our management believes distributable cash flow is a useful measure to investors because this measurement is used by many analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and to compare it with the performance of other publicly traded limited partnerships. We also compare distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the coverage ratio of distributable cash flow to planned cash distributions. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of net income (loss) attributable to our unitholders to distributable cash flow for each of the periods indicated.

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
For 2011, 2012, 2013 and 2014, we currently have long-term coal sales contracts that represent 100%, 85%, 53% and 47%, respectively, of our 2011 estimated coal sales. Two of our long-term coal sales contracts with the same customer contain provisions that provide for price re-openers. These price re-openers provide for market-based adjustments to the initial contract price every three years. These long-term coal sales contracts will terminate in 2013 if we cannot agree upon a market-based price with the applicable customer prior to the termination date. In addition, we have one long-term coal sales contract that will terminate in 2014 if we cannot agree upon a market-based price with the customer prior to the termination date. The coal tonnage which is involved for these two customers through 2014 is 0.4 million tons for 2013 and 1.0 million tons for 2014; and 0.4 million tons for 2014, respectively.
The current term of our long-term coal sales contract with American Electric Power Service Corporation (“AEP”) runs through 2012 but it can be extended for two additional three-year terms if AEP gives us six months advance notice of its election to extend the contract. For each extension term, we will negotiate with AEP to agree upon a market-based price based on similar term contracts. In addition, the contract contains substantial cost pass through and/or cost adjustment provisions. If AEP elects to extend this contract, we will be committed to deliver an additional 2.0 million tons in 2013 and 2014, and our 2013 and 2014 coal sales under long-term coal sales contracts, as a percentage of 2011 estimated coal sales, would increase to 75% and 69%, respectively. We are continuing negotiations with AEP to extend our contract with them. The mutual goal of the parties is to amend the contract to fix the term to run through 2018, establish future pricing that is acceptable to both parties, and adjust the amounts of fixed and optional coal tonnage covered by the contract. While the outcome of these negotiations is not certain at this time, we believe that we will be able to achieve an extension that is on amended terms which are beneficial to us and that furthers our long-term coal sales contract strategy.
The terms of our coal sales contracts result from competitive bidding and negotiations with customers. As a result, the terms of these contracts vary by customer. However, most of our long-term coal sales contracts have full or partial cost pass through and/or cost adjustment provisions. For 2011, 2012, 2013 and 2014, 81%, 90%, 99% and 91%, respectively, of the coal that we have committed to deliver under our current long-term coal sales contracts are subject to full or partial cost pass through and/or cost adjustment provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for such items as fuel, explosives and/or labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices.
Some long-term coal sales contracts contain option provisions that give the customer the right to elect to purchase additional tons of coal each month during the contract term at a fixed price provided for in the contract. For example, upon 30 days advance notice, AEP may elect to purchase, at the contract price in effect at the time for all other tons, an additional 25,000 tons of coal each month under its long-term coal sales contract with us and, in addition, upon 90 days notice, it may elect to purchase, at the contract price in effect at the time for all other tons, an additional 200,000 tons of coal per half year. Our long-term coal sales contracts that provide for these option tons typically require the customer to provide us with from one to three months advance notice of an election to take these option tons. Because the price of these option tons is fixed at the contract price in effect at the time for all other tons under the terms of the contract, if our contract price is below market, we could be obligated to deliver additional coal to those customers at a price that is below the market price for coal on the date the option is exercised. For 2011, 2012, 2013 and 2014, we have outstanding option tons of 0.7 million, 0.9 million, 0.9 million and 0.9 million, respectively. If there are customer elections to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production at our mining complexes.

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
Summary
The following table presents certain of our historical consolidated financial data for the periods indicated and contains both GAAP and non-GAAP measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)

Statement of Operations Data:
Revenue:
Coal sales	$83,870	$78,571	$167,174	$155,327
Transportation revenue	11,667	9,841	22,109	19,371
Royalty and non-coal revenue	2,493	1,736	4,813	3,510

Total revenue	98,030	90,148	194,096	178,208
Costs and expenses:
Cost of coal sales (excluding depreciation, depletion and amortization, shown separately)	67,567	59,311	130,184	114,497
Cost of purchased coal	4,788	6,968	9,915	14,827
Cost of transportation	11,667	9,841	22,109	19,371
Depreciation, depletion and amortization	13,235	9,555	25,346	18,332
Selling, general and administrative expenses	3,378	2,867	7,344	6,402

Total costs and expenses	100,635	88,542	194,898	173,429

Income from operations	(2,605)	1,606	(802)	4,779
Interest income	4	7	5	8
Interest expense	(2,353)	(2,040)	(4,356)	(3,873)

Net income (loss)	(4,954)	(427)	(5,153)	914
Net income attributable to noncontrolling interest	(1,310)	(1,680)	(2,881)	(3,308)

Net loss attributable to Oxford Resource Partners, LP unitholders	$(6,264)	$(2,107)	$(8,034)	$(2,394)

Other Financial Data

Adjusted EBITDA	$11,159	$11,342	$25,146	$22,230

Distributable cash flow(1)	$(1,260)		$4,219

(1)	We do not calculate distributable cash flow with respect to the periods prior to becoming a publicly traded limited partnership during the second half of 2010.

Reconciliation to GAAP Measures
The following table presents a reconciliation of net loss attributable to our unitholders to adjusted EBITDA and distributable cash flow for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net loss attributable to Oxford Resource Partners, LP unitholders	$(6,264)	$(2,107)	$(8,034)	$(2,394)

PLUS:
Interest expense, net of interest income	2,349	2,033	4,351	3,865
Depreciation, depletion and amortization	13,235	9,555	25,346	18,332
Non-cash equity-based compensation expense	245	152	609	456
Non-cash loss on asset disposals	557	277	723	452
Change in fair value of future asset retirement obligations	1,290	1,832	2,648	2,544

LESS:
Amortization of below-market coal sales contracts	253	400	497	1,025

Adjusted EBITDA	$11,159	$11,342	$25,146	$22,230

LESS:
Cash interest expense, net of interest income	1,980		3,519
Estimated reserve replacement expenditures	1,497		2,828
Other maintenance capital expenditures	8,942		14,580

Distributable cash flow (1)	$(1,260)		$4,219

(1)	We do not calculate distributable cash flow with respect to the periods prior to becoming a publicly traded limited partnership during the second half of 2010.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010
Overview. Net loss for the second quarter of 2011 was $6.3 million, or $0.30 per diluted limited partner unit, compared to a net loss for the second quarter of 2010 of $2.1 million, or $0.18 per diluted limited partner unit. Total revenue was $98.0 million for the second quarter of 2011, up 8.7% from $90.1 million for the second quarter of 2010. Adjusted EBITDA was $11.2 million for the second quarter of 2011, compared to $11.3 million for the second quarter of 2010. Net cash provided by operating activities was $12.3 million for the second quarter of 2011, up 110.7% from $5.8 million for the second quarter of 2010. Distributable cash flow was a negative $1.3 million for the second quarter of 2011 with no comparable amount for the second quarter of 2010. Negatively impacting the quarter was record rainfall which affected production, per ton costs and sales to river customers, along with higher diesel fuel prices, a substantial portion of which will be recovered in the second half of the year through embedded fuel cost adjusters.
Coal Production. Our tons of coal produced increased 8.9% to 2.0 million tons for the second quarter of 2011 from 1.8 million tons for the second quarter of 2010. This increase was due primarily to a 57.3% increase in production from our Illinois Basin operations. Our Illinois Basin operations improved because two mines with high strip ratios were closed at the end of the second quarter of 2010 and were replaced with two new more productive mines. This increase was partially offset by a 2.8% reduction in production from our Northern Appalachia operations due to adverse weather conditions. If not for the adverse weather conditions, raw coal production for the second quarter of 2011 would have increased approximately 20.0% year over year compared to the second quarter of 2010 taking into account the approximately 140,000 tons which were negatively impacted.
Sales Volume. Our sales volume was 2.1 million tons for both the second quarter of 2011 and the second quarter of 2010. Interruptions in both production and shipments via road and river barge resulting from the adverse weather conditions and flooding during the second quarter of 2011 negatively impacted our sales volume by approximately 160,000 tons. If not for these interruptions in production and shipments, sales volume would have increased by approximately 9.0% for the second quarter of 2011 compared to the second quarter of 2010.
Average Sales Price (Net of Transportation Costs) Per Ton. Our average sales price (net of transportation costs) per ton increased 5.4% to $40.00 for the second quarter of 2011 from $37.94 for the second quarter of 2010. This $2.06 per ton increase was primarily the result of higher contracted sales prices realized from our Northern Appalachia contract portfolio and changes in customer mix.
Coal Sales Revenue. For the second quarter of 2011, coal sales revenue increased by $5.3 million to $83.9 million from $78.6 million, or 6.7%, compared to the second quarter of 2010. This increase was primarily attributable to the increase of $2.06 per ton in our average sales price. If not for the interruptions in production and shipments during the second quarter of 2011, coal sales revenue for the second quarter of 2011 would have increased approximately 15.0% year over year compared to the second quarter of 2010.
Royalty and Non-Coal Revenue. Our royalty and non-coal revenue increased to $2.5 million for the second quarter of 2011 from $1.7 million for the second quarter of 2010. This increase primarily resulted from increases in revenue from both the sale of limestone and contract services of $0.6 million collectively.
Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased 13.9% to $67.6 million for the second quarter of 2011 from $59.3 million for the second quarter of 2010. Contributing to the increase was an increase in production volumes coupled with higher diesel fuel costs. Cost of coal sales per ton increased by 6.4% to $34.44 per ton for the second quarter of 2011 compared to $32.36 per ton for the second quarter of 2010. This $2.08 per ton increase resulted from the impact of higher diesel fuel prices which increased operating costs by approximately $4.7 million, or $2.37 per ton.
Cost of Purchased Coal. Cost of purchased coal decreased to $4.8 million for the second quarter of 2011 from $7.0 million for the second quarter of 2010. This decrease was attributable to a reduction in the volume of coal purchased by our Illinois Basin operations due to a corresponding increase in production volumes.
Depreciation, Depletion and Amortization (DD&A). DD&A expense for the second quarter of 2011 was $13.2 million compared to $9.6 million for the second quarter of 2010, an increase of $3.6 million. This increase was primarily attributable to increased DD&A resulting from the purchase of previously leased and additional major mining equipment using proceeds from our initial public offering and borrowings under our $175 million credit facility.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the second quarter of 2011 were $3.4 million compared to $2.9 million for the second quarter of 2010, an increase of $0.5 million. This increase was primarily attributable to an increase of $0.5 million in wages and benefits due to an increase in the number of employees.
Transportation Revenue and Expenses. Transportation revenue and expenses for the second quarter of 2011 increased 18.6% compared to the second quarter of 2010 due to growth in coal shipments from our mines and rate increases related to higher fuel prices.
Interest Expense( Net of Interest Income). Interest expense, net of interest income, for the second quarter of 2011 was $2.3 million compared to $2.0 million for the second quarter of 2010, an increase of $0.3 million. This increase was primarily attributable to increases in fees associated with our debt facility and amortization of deferred financing costs for the second quarter of 2011 compared to the second quarter of 2010.
Net Income Attributable to Noncontrolling Interest. In 2007, we entered into a joint venture, Harrison Resources, with CONSOL Energy to mine surface coal reserves acquired from CONSOL Energy. We own 51.0% of Harrison Resources and CONSOL Energy owns the remaining 49.0% indirectly through one of its subsidiaries. We manage all of the operations of, and perform all of the contract mining and marketing services for, Harrison Resources. Net income attributable to noncontrolling interest relates to the 49.0% of Harrison Resources that we do not own. For the second quarter of 2011 and 2010, the net income attributable to noncontrolling interest was $1.3 million and $1.7 million, respectively.
First Half Ended June 30, 2011 Compared to First Half Ended June 30, 2010
Overview. Net loss for the first half of 2011 was $8.0 million, or $0.38 per diluted limited partner unit, compared to a net loss for the first half of 2010 of $2.4 million, or $0.20 per diluted limited partner unit. Total revenue was $194.1 million for the first half of 2011, up 8.9% from $178.2 million for the first half of 2010. Adjusted EBITDA was $25.1 million for the first half of 2011, up 13.1% from $22.2 million for the first half of 2010. Net cash provided by operating activities was $29.5 million for the first half of 2011, an increase of 108.2% from $14.2 million for the first half of 2010. Distributable cash flow was $4.2 million for the first half of 2011 with no comparable amount for the first half of 2010. As with the second quarter, the first half of 2011 was negatively impacted by adverse weather conditions in Northern Appalachia and the Illinois Basin, along with higher diesel fuel prices, a substantial portion of which will be recovered in the second half of the year through embedded fuel cost adjusters.
Coal Production. Our tons of coal produced increased 8.5% to 4.0 million tons for the first half of 2011 from 3.6 million tons for the first half of 2010. This increase was due primarily to a 46.5% increase in production from our Illinois Basin operations. Our Illinois Basin operations improved because two mines with high strip ratios were closed at the end of the second quarter of 2010 and were replaced with two new more productive mines. This increase was partially offset by a 1.5% reduction in production from our Northern Appalachia operations due to adverse weather conditions. If not for the adverse weather conditions, raw coal production for the first half of 2011 would have increased by approximately 17.0% year over year compared to the first half of 2010 taking into account the approximately 190,000 tons which were negatively impacted.
Sales Volume. Our sales volume increased 1.3% to 4.2 million tons for the first half of 2011 from 4.1 million tons for the first half of 2010. Interruptions in both production and shipments via road and river barge resulting from the adverse weather conditions and flooding during the first half of 2011 negatively impacted our sales volume by approximately 330,000 tons. If not for these interruptions in production and shipments, sales volume would have increased by approximately 10.0% for the first half of 2011 compared to the first half of 2010.
Average Sales Price (Net of Transportation Costs) Per Ton. Our average sales price (net of transportation costs) per ton increased 6.2% to $40.19 for the first half of 2011 from $37.83 for the first half of 2010. This $2.36 per ton increase was primarily the result of higher contracted sales prices realized from our contract portfolio and changes in customer mix.
Coal Sales Revenue. For the first half of 2011, coal sales revenue increased by $11.8 million to $167.2 million from $155.3 million, or 7.6%, compared to the first half of 2010. This increase was primarily attributable to the increase of $2.36 per ton in our average sales price. If not for the interruptions in production and shipments during the first half of 2011, coal sales revenue for the first half of 2011 would have increased approximately 16.0% year over year compared to the first half of 2010.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue increased to $4.8 million for the first half of 2011 from $3.5 million for the first half of 2010. This increase was due to increases of $0.8 million in revenue from the sale of limestone and $0.6 million in revenue from contract services for the first half of 2011 compared to the first half of 2010.
Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased 13.7% to $130.2 million for the first half of 2011 from $114.5 million for the first half of 2010. Contributing to the increase was an increase in production volumes coupled with higher diesel fuel costs. Cost of coal sales per ton increased by 5.7% to $33.52 per ton for the first half of 2011 compared to $31.71 per ton for the first half of 2010. This $1.81 per ton increase resulted from the impact of higher diesel fuel prices which increased operating costs by approximately $7.4 million, or $1.90 per ton.
Cost of Purchased Coal. Cost of purchased coal decreased to $9.9 million for the first half of 2011 from $14.8 million for the first half of 2010. This decrease was attributable to a reduction in the volume of coal purchased by our Illinois Basin operations due to a corresponding increase in production volumes.
Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first half of 2011 was $25.3 million compared to $18.3 million for the first half of 2010, an increase of $7.0 million. This increase was primarily attributable to increased DD&A resulting from the purchase of previously leased and additional major mining equipment using proceeds from our initial public offering and borrowings under our $175 million credit facility.
Selling, General and Administrative Expenses (SG&A). SG&A expenses for the first half of 2011 were $7.3 million compared to $6.4 million for the first half of 2010, an increase of $0.9 million. This increase was primarily attributable to an increase of $0.8 million in wages and benefits due to an increase in the number of employees.
Transportation Revenue and Expenses. Our transportation revenue and expenses for the first half of 2011 increased 14.1% compared to the first half of 2010 primarily due to growth in coal shipments from our mines and rate increases related to higher fuel prices.
Interest Expense (Net of Interest Income). Interest expense, net of interest income, for the first half of 2011 was $4.4 million compared to $3.9 million for the first half of 2010, an increase of $0.5 million. This increase was primarily attributable to increases in fees associated with our debt facility and amortization of deferred financing costs.
Net Income Attributable to Noncontrolling Interest. In 2007, we entered into a joint venture, Harrison Resources, with CONSOL Energy to mine surface coal reserves acquired from CONSOL Energy. We own 51.0% of Harrison Resources and CONSOL Energy owns the remaining 49.0% indirectly through one of its subsidiaries. We manage all of the operations of, and perform all of the contract mining and marketing services for, Harrison Resources. Net income attributable to noncontrolling interest relates to the 49.0% of Harrison Resources that we do not own. For the first half of 2011 and 2010, the net income attributable to noncontrolling interest was $2.9 million and $3.3 million, respectively.
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
The principal indicators of our liquidity are our cash on hand and availability under our $175 million credit facility, which is described under “— Credit Facility” below. As of June 30, 2011, we had unused capacity under our $175 million credit facility of $55.8 million with $30.7 million available for borrowing. Our available liquidity as of June 30, 2011 was $31.9 million, which consisted of $1.2 million in cash on hand and $30.7 million of borrowing availability under our $175 million credit facility.

Going forward, we expect our sources of liquidity to include:
•	our working capital;
•	cash generated from operations;

•	borrowings available under our $175 million credit facility;
•	issuance of additional partnership units; and
•	debt offerings.
Our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures and pay our quarterly distributions substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control. To the extent our operating cash flow or access to financing sources and the costs thereof are materially different than expected, our future liquidity may be adversely affected.
For the first half of 2011, our distributable cash flow covered 23.4% of our distributions to both our common and subordinated unitholders and 46.6% if calculated on a common unitholder basis only. Our ability to generate sufficient cash flow to cover our distributions for the first half of 2011 was significantly impacted by the weather-related shipping delays and increases in diesel fuel prices previously discussed.
We believe that cash generated from these sources will be sufficient to meet our liquidity needs over the next twelve months, including operating expenditures, debt service obligations, contingencies, anticipated capital expenditures, and our distributions to unitholders.
Please read “— Capital Expenditures” below for a further discussion on the impact of capital expenditures on liquidity.
Cash Flows
The following table reflects cash flows for the applicable periods:

	June 30,
	2011	2010
	(in thousands,	unaudited)

Net cash provided by (used in)
Operating activities	$29,506	$14,173
Investing activities	(22,627)	(15,445)
Financing activities	(6,553)	(608)
Net cash provided by operating activities was $29.5 million for the first half of 2011, an increase of $15.3 million from net cash provided by operating activities of $14.2 million for the first half of 2010. This increase was primarily due to favorable changes in assets and liabilities for the first half of 2011.
Net cash used in investing activities was $22.6 million for the first half of 2011 compared to $15.4 million for the first half of 2010. This $7.2 million increase was primarily attributable to higher purchases of major mining equipment for the first half of 2011 compared to the first half of 2010.
Net cash used in financing activities was $6.6 million for the first half of 2011 compared to net cash used in financing activities of $0.6 million for the first half of 2010. This increase of $6.0 million was primarily attributable to higher distributions paid partially offset by increased net borrowings under our $175 million credit facility.
Credit Facility
In connection with our initial public offering, we paid off the amounts outstanding under our $115 million credit facility and we entered into our $175 million credit facility. Our $175 million credit facility provides for a $60 million term loan and a $115 million revolving credit facility. As of June 30, 2011, we had borrowings of $106.0 million outstanding under our $175 million credit facility, consisting of a $54.0 million term loan and borrowings of $52.0 million on the revolving credit facility. We also use our $175 million credit facility to collateralize letters of credit related to surety bonds securing our reclamation obligations. As of June 30, 2011, we had letters of credit outstanding in support of these surety bonds of $7.2 million.

The term loan and revolver will mature in 2014 and 2013, respectively, and borrowings bear interest at a variable rate per annum equal to, at our option, LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit agreement that evidences our $175 million credit facility).
Borrowings under our $175 million credit facility are secured by a first-priority lien on and security interest in substantially all of our assets. Our $175 million credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course purchases or dispositions of assets over predetermined levels or enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. Our $175 million credit facility also requires compliance with certain financial covenant ratios, including limiting our leverage ratio (the ratio of consolidated indebtedness to adjusted EBITDA) to no greater than 2.75 : 1.0 and limiting our interest coverage ratio (the ratio of adjusted EBITDA to consolidated interest expense) to no less than 4.0 : 1.0. In addition, we are not permitted under our $175 million credit facility to fund capital expenditures in any fiscal year in excess of certain predetermined amounts.
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
For 2011, we expect to incur between $37.0 million and $40.0 million in maintenance capital expenditures consisting of reserve replacement expenditures and other maintenance capital expenditures. For the first half of 2011, we had maintenance capital expenditures of $17.4 million, comprised of $2.8 million in reserve replacement expenditures and $14.6 million in other maintenance capital expenditures. We have funded and expect to continue funding maintenance capital expenditures primarily from cash generated by our operations.
For the first half of 2011, we had expansion capital expenditures of $9.8 million comprised of major mining equipment, a coal processing plant expansion and mine development costs. We have funded and expect to continue funding these expenditures with the proceeds of borrowings under our $175 million credit facility, issuance of debt and equity securities and/or other external sources of financing.
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
As of June 30, 2011, we had outstanding $36.3 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of June 30, 2011, we had outstanding letters of credit in support of these surety bonds of $7.2 million. Further, as of June 30, 2011, we had outstanding road bonds of $0.7 million and performance bonds of $7.5 million that required no letters of credit as security. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.
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
Use of Estimates
In order to prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant areas requiring the use of management estimates and assumptions relate to amortization calculations using the units-of-production method, asset retirement obligations, useful lives for depreciation of fixed assets and estimates of fair values of assets and liabilities. The estimates and assumptions that we use are based upon our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could ultimately differ from those estimates. See discussion of the change in estimate below in the “Asset Retirement Obligations” section.

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
We acquire our coal reserves through purchases or leases. We deplete our coal reserves using the units-of-production method on the basis of tonnage mined in relation to total estimated recoverable tonnage with residual surface values classified as land and not depleted. At June 30, 2011 and December 31, 2010, all of our reserves were attributed to mine complexes engaged in mining operations or leased to third parties. We believe that the carrying value of these reserves will be recovered.
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
Long-Lived Assets
We follow authoritative guidance that requires projected future cash flows from use and disposition of assets to be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. There were no indicators of impairment present during the first half of 2011 or during the years ended December 31, 2010, 2009 and 2008. Accordingly, no impairment losses were recognized during any of these periods.
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
Asset Retirement Obligations
Our asset retirement obligations (“ARO”) arise from the Surface Mining Control and Reclamation Act (“SMCRA”) and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Our ARO are recorded initially at fair value. It has been our practice, and we anticipate that it will continue to be our practice, to perform a substantial portion of the reclamation work using internal resources at a lower cost to us. Hence, the estimated costs used in determining the carrying amount of our ARO may exceed the amounts that are eventually paid for reclamation costs if the reclamation work is performed using internal resources.
Effective June 30, 2011, we changed our method for estimating the ARO for our mines from the current disturbance method to the end of mine life method. This represents a change in accounting estimate effected by a change in method to a method which is a preferable method under GAAP. We believe the end of mine life method results in a more precise estimate and is more consistent with industry practice.
The end of mine life method focuses on estimating the liability based upon the productive life of the mine and more specifically the last pit(s) to be reclaimed once the mine is no longer producing coal as opposed to the individual pits created throughout the mine’s life under the current disturbance method.

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011. This change was accounted for in the current quarter and will be accounted for in all future quarters in accordance with ASC 250.
To determine the fair value of our ARO, we calculate on a mine-by-mine basis the present value of estimated reclamation cash flows. This process requires us to estimate the acreage subject to reclamation, estimate future reclamation costs and make assumptions regarding the mine’s productivity and related mining plan. These cash flows are discounted at a credit-adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected lives of our mines.
When the liability is initially established, the offset is capitalized to the producing mine asset. Over time, the ARO liability is accreted to its present value, and the capitalized cost is depleted using the units-of-production method for the related mine. If the assumptions used to estimate the ARO liability do not materialize as expected or regulatory changes occur, reclamation costs or obligations to perform reclamation and mine closure activities could be materially different than currently estimated. We review our entire reclamation liability at least annually and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from revisions to cost estimates and any changes to our mining plans and the timing of the expected reclamation expenditures.
Adjustments to the ARO liability for the first half of 2011 increased the liability by $8.2 million and were primarily attributed to mine development at five new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with increased pit dimensions to accommodate our new shovel in the Muhlenberg County complex. Adjustments to the ARO resulting from such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.
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
We believe that the price risks associated with our diesel fuel expense is significant. Taking into account our fixed price fuel purchase contracts, we estimate that a hypothetical increase of $0.30 per gallon of diesel fuel would have increased our fuel and hauling costs and reduced net income attributable to our unitholders by $1.2 million and $2.4 million, respectively, for the second quarter and first half of 2011. If this hypothetical increase had occurred, we estimate that fuel cost pass through or cost adjustment provisions in our long-term coal sales contracts would have provided a corresponding increase in revenue and net income attributable to our unitholders in amounts equal to the amounts referred to above for the second quarter and first half of 2011, respectively .
Interest Rate Risks
We are exposed to interest rate risks as borrowings under our $175 million credit facility are at variable rates. At June 30, 2011, the value of the interest rate cap was approximately zero. On August 2, 2010, we entered into an interest rate swap agreement that had an original notional principal amount of $50 million and a maturity of January 31, 2013. The notional principal amount declines over the term of the interest rate swap agreement at a rate of $1.5 million each quarter which corresponds to our required principal payments. Under the interest rate swap agreement, we pay interest monthly at a fixed rate of 1.39% per annum and receive interest monthly at a variable rate equal to LIBOR (with a 1% floor) based on the notional principal amount. The interest rate swap agreement was effective August 9, 2010. The derivative liability is recorded in other liabilities and increased by approximately $85,000 for the first half of 2011.

Item 4.	Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of June 30, 2011. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2011 there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4.	Mine Safety Disclosures
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
In 2010, in response to additional underground mine accidents, Congress expanded mine safety disclosure requirements pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Act. On December 15, 2010, the SEC issued proposed rules to implement Section 1503 by outlining the way in which mining companies must disclose to investors certain information about mine safety and health standards. During the second quarter of 2011, for each coal mine we operated: the total number of violations of mandatory health or safety standards that could significantly and substantially (“S&S”), contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the Mine Safety and Health Administration (“MSHA”) was eighteen (18) as shown in the following Table OXF-MSHA-1; the total number of orders issued under Section 104(b) of the Mine Act was zero (0); the total number of citations and orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act was zero (0); the total number of flagrant violations under Section 110(b)(2) of the Mine Act was zero (0); the total number of imminent danger orders issued under Section 107(a) of the Mine Act was zero (0); and the total dollar value of the proposed assessments from MSHA under the Mine Act was $6,285. In addition, no coal mine of which we were the operator received written notice from MSHA of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under Section 104(e) of the Mine Act. The legal actions that were pending as of the end of the second quarter of 2011 before the Federal Mine Safety and Health Review Commission (the “Commission”) are shown in the following Table OXF-MSHA-2.

Table: OXF-MSHA-1
Second Quarter Ended June 30, 2011

						(F)		(H)
	(A)	(B)	(C)	(D)	(E)	Proposed		Pending
Mining	Section	Section	Section	Section	Section	Assess-	(G)	Legal
Complex	104	104(b)	104(d)	110(b)(2)	107(a)	ments	Fatalities	Action
Cadiz	1	—	—	—	—	$243.00	—	—
Tuscarawas County	2	—	—	—	—	$1,937.00	—	—
Belmont County	5	—	—	—	—	$1,427.00	—	—
Plainfield	1	—	—	—	—	$100.00	—	1
New Lexington		—	—	—	—	$100.00	—	1
Harrison		—	—	—	—	$—	—	—
Noble County		—	—	—	—	$—	—	—
Muhlenberg County	9	—	—	—	—	$2,478.00	—	—
Totals	18	—	—	—	—	$6,285.00	—	2

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act (30 U.S.C. 814) for which the operator received a citation from MSHA.

(B)	The total number of orders issued under section 104(b) of the Mine Act (30 U.S.C. 814(b)).

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act (30 U.S.C. 814(d)).

(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act (30 U.S.C. 820(b)(2)).

(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act (30 U.S.C. 817(a)).

(F)	The total dollar value of proposed assessments from MSHA under the Mine Act (30 U.S.C. 801 et seq.). Includes proposed assessments for non-S&S citations.

(G)	The total number of mining-related fatalities.

(H)	Any pending legal action before the Commission involving such coal or other mine. See Table OXF-MSHA-2 below for information regarding pending legal actions.

Table: OXF-MSHA-2
Legal Actions Pending as of June 30, 2011

Docket Number			Proposed
MSHA Mine Name			Civil
Oxford Mine Complex/Name	Citation	Date	Penalty
MSHA ID Number	No.	Issued	Assessment		Status
LAKE 2008-383 Oxford Mining #3 New Lexington/New Lexington 33-04336	7138351	1/9/2008		$1,400
Petition for civil penalty assessment for a miner not wearing a hard hat outside of the operating cab of his equipment. The Petition was served on June 6, 2008 and timely answered on July 3, 2008. The parties agreed that the citation would be reduced to non S&S and the matter was settled pending receipt of the Administrative Law Judge’s Decision Approving Settlement and Order to Modify the citation.

LAKE 2009-381-M Oxford Mining #2 Plainfield/Adamsville* 33-04213 *Adamsville mine — reclaimed	7141549 7141550	11/3/2008 11/10/2008	$ $	460 460
Petition for civil penalty assessment for two citations regarding brake lights on mobile equipment. The proposed civil penalty assessment became a final order on January 16, 2009, but the notice of contest was mailed to an incorrect address. A Motion to Reopen the Penalty Assessment was filed on March 19, 2009 and unopposed by the Secretary of Labor. The Commission has approved the Motion, and the matter was assigned to Administrative Law Judge Barbour pending issuance of a Petition for Penalty Assessment.

Item 6.	Exhibits
The exhibits listed in the Exhibits Index are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 8, 2011

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

18.1	*	Letter regarding change in accounting estimate from Grant Thornton, LLP

31.1	*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*
Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010; (ii) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements. This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).