Form 10-Q
period 2011-09-30
Oxford Resource Partners LP
filed 2011-11-09
CIK 1412347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34815

Oxford Resource Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	77-0695453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 South High Street, Suite 3450, Columbus, Ohio 43215

(Address of Principal Executive Offices, Including Zip Code)

(614) 643-0337

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES   ☐    NO  ☒

As of November 7, 2011, 10,358,428 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for unit data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$658	$889
Trade accounts receivable	33,464	28,108
Inventory	13,588	12,640
Advance royalties	1,412	924
Prepaid expenses and other current assets	2,161	1,023

Total current assets	51,283	43,584

Property, plant and equipment, net	199,784	198,694
Advance royalties	6,139	7,693
Other long-term assets	12,221	11,100

Total assets	$269,427	$261,071

LIABILITIES
Current maturities of long-term debt	$11,237	$7,249
Accounts payable	30,782	26,074
Asset retirement obligations—current portion	3,937	6,450
Deferred revenue—current portion	164	780
Accrued taxes other than income taxes	1,870	1,643
Accrued payroll and related expenses	3,557	2,625
Other current liabilities	3,337	2,952

Total current liabilities	54,884	47,773

Long-term debt	123,021	95,737
Asset retirement obligations	16,094	6,537
Other long-term liabilities	1,748	2,261

Total liabilities	195,747	152,308

Commitments and Contingencies (Note 10)

PARTNERS’ CAPITAL
Limited Partner unitholders (20,638,808 and 20,610,983 units outstanding as of September 30, 2011 and December 31, 2010, respectively)	71,206	105,684
General Partner unitholder (421,128 and 420,633 units outstanding as of September 30, 2011 and December 31, 2010, respectively)	(763)	(63)

Total Oxford Resource Partners, LP Capital	70,443	105,621
Noncontrolling interest	3,237	3,142

Total partners’ capital	73,680	108,763

Total liabilities and partners’ capital	$269,427	$261,071

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for unit data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Revenue
Coal sales	$94,919	$78,127		$262,093	$233,454
Transportation revenue	12,867	9,605		34,976	28,976
Royalty and non-coal revenue	2,202	1,347		7,015	4,857

Total revenue	109,988	89,079		304,084	267,287

Costs and expenses
Cost of coal sales (excluding depreciation,depletion and amortization, shown separately)	73,957	57,138		204,141	171,635
Cost of purchased coal	3,143	3,790		13,058	18,617
Cost of transportation	12,867	9,605		34,976	28,976
Depreciation, depletion and amortization	13,323	12,255		38,669	30,587
Selling, general and administrative expenses	3,114	4,044		10,458	10,446
Contract termination and amendment expenses, net	—	652		—	652

Total costs and expenses	106,404	87,484		301,302	260,913

Income from operations	3,584	1,595		2,782	6,374
Interest income	5	3		10	11
Interest expense	(2,431)	(3,662)		(6,787)	(7,535)

Net income (loss)	1,158	(2,064)		(3,995)	(1,150)

Less: net income attributable to noncontrolling interest	(1,134)	(1,336)		(4,015)	(4,644)

Net income (loss) attributable to Oxford Resource Partners, LP unitholders	$24	$(3,400)		$(8,010)	$(5,794)

Net income (loss) allocated to general partner	$—	$(68)		$(160)	$(116)

Net income (loss) allocated to limited partners	$24	$(3,332)		$(7,850)	$(5,678)

Net income (loss) per limited partner unit:
Basic	$—	$(0.20	)(1)	$(0.38)	$(0.40)

Dilutive	$—	$(0.20	)(1)	$(0.38)	$(0.40)

Weighted average number of limited partner units outstanding:
Basic	20,635,288	18,884,324		20,631,055	14,306,473

Dilutive	20,706,794	18,884,324		20,631,055	14,306,473

Distributions paid per limited partner unit (2)	$0.4375	$—		$1.3125	$0.2300

(1)	Amounts revised to correct for rounding difference.

(2)	Excludes amounts distributed as part of the initial public offering.

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Oxford Resource Partners, LP unitholders	$(8,010)	$(5,794)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	38,669	30,587
Interest rate swap or rate cap adjustment to market	76	286
Loan fee amortization	1,173	787
Loss on debt extinguishment	—	1,302
Non-cash equity-based compensation expense	854	686
Advanced royalty recoupment	1,050	1,202
Loss on disposal of property and equipment	1,239	766
Noncontrolling interest in subsidiary earnings	4,015	4,644
(Increase) decrease in assets:
Accounts receivable	(5,356)	(2,658)
Inventory	251	(2,957)
Other assets	(639)	135
Increase (decrease) in liabilities:
Accounts payable and other liabilities	4,331	3,106
Asset retirement obligations	(2,114)	(620)
Provision for below-market contracts and deferred revenue	(1,357)	(3,373)

Net cash provided by operating activities	34,182	28,099

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,237)	(68,545)
Purchase of mineral rights and land	(1,124)	(3,105)
Mine development costs	(3,182)	(2,230)
Royalty advances	(484)	(966)
Insurance proceeds	—	1,223
Proceeds from sale of property and equipment	—	36
Change in restricted cash	(2,121)	(3,352)

Net cash used in investing activities	(34,148)	(76,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial public offering	—	150,544
Offering expenses	—	(6,097)
Proceeds from borrowings	—	60,041
Payments on borrowings	(4,728)	(89,942)
Advances on line of credit	51,000	31,000
Payments on line of credit	(15,000)	(10,500)
Credit facility issuance costs	—	(5,603)
Capital contributions from partners	12	25
Distributions to partners	(27,629)	(79,711)
Distributions to noncontrolling interest	(3,920)	(2,450)

Net cash provided by (used in) financing activities	(265)	47,307
Net decrease in cash	(231)	(1,533)

CASH AND CASH EQUIVALENTS, beginning of period	889	3,366

CASH AND CASH EQUIVALENTS, end of period	$658	$1,833

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

(in thousands, except for unit data)

	Limited Partner						Non-	Total
	Common		Subordinated		General Partner		controlling	Partners’
	Units	Capital	Units	Capital	Units	Capital	Interest	Capital
Balance at December 31, 2009	—	$—	11,964,547	$53,960	242,023	$1,085	$2,067	$57,112
Net income		(782)		(4,896)		(116)	4,644	(1,150)
Initial public offering	10,280,368	157,181	(1,705,368)	(7,331)	175,000	694		150,544
Offering costs		(6,097)						(6,097)
Partners’ contributions					2,584	25		25
Partners’ distributions				(78,117)		(1,594)	(2,450)	(82,161)
Equity-based compensation				686				686
Issuance of units to Long-Term Incentive Plan participants upon vesting	2,703		21,201	(94)				(94)

Balance at September 30, 2010	10,283,071	$150,302	10,280,380	$(35,792)	419,607	$94	$4,261	$118,865

Balance at December 31, 2010	10,330,603	$145,592	10,280,380	$(39,908)	420,633	$(63)	$3,142	$108,763
Net income (loss)		(3,939)		(3,911)		(160)	4,015	(3,995)
Partners’ contributions					495	12		12
Partners’ distributions		(13,588)		(13,489)		(552)	(3,920)	(31,549)
Equity-based compensation		854						854
Issuance of units to Long-Term Incentive Plan participants upon vesting	27,825	(405)						(405)

Balance at September 30, 2011	10,358,428	$128,514	10,280,380	$(57,308)	421,128	$(763)	$3,237	$73,680

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

Organization

We are a low cost producer of high value steam coal. We focus on acquiring steam coal reserves that we can efficiently mine with our modern, large scale equipment. Our reserves and operations are strategically located in Northern Appalachia and the Illinois Basin to serve our primary market area of Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia. These coal reserves are mined by our subsidiaries, Oxford Mining Company, LLC (“Oxford Mining”), Oxford Mining Company—Kentucky, LLC and Harrison Resources, LLC (“Harrison Resources”).

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

On July 19, 2010, we completed the closing of our initial public offering of common units as discussed further in the Initial Public Offering section of this Note 1. By reason thereof, ORLP, a Delaware limited partnership, is listed on the New York Stock Exchange under the ticker symbol “OXF.” Immediately prior to the offering, all of the limited partner and general partner interests were split as discussed further in the Unit Split section of this Note 1. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of December 31, 2010, was 36.82% and 18.74%, respectively, with our GP’s ownership being 2.00%. The remaining 42.44% was held by the general public and our long-term incentive plan (“LTIP”) participants. AIM Oxford and C&T Coal held 65.98% and 33.58%, respectively, of the ownership interests in our GP as of December 31, 2010, with the remaining 0.44% ownership interest therein being held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 1: ORGANIZATION AND PRESENTATION (continued)

On January 1, 2011, our GP issued additional ownership interests. Additionally, on February 28, 2011, each of AIM Oxford and C&T Coal sold a portion of our common units held by them under Rule 144 in private transactions. Further, in January, March, June and September 2011, there were issuances of our common units to participants in our LTIP. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of September 30, 2011, was 35.72% and 18.18%, respectively, with our GP’s ownership being 2.00%. The remaining 44.10% was held by the general public and our LTIP participants. AIM Oxford and C&T Coal own 65.65% and 33.41%, respectively, of the ownership interests in our GP as of September 30, 2011, with the remaining ownership interests therein being a 0.47% ownership interest held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer, and a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Except as disclosed in Note 6—Asset Retirement Obligations, there were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in the Annual Report.

Reclassifications

Certain cash flow amounts have been reclassified for 2010 to conform to current period presentation. These reclassifications related to our asset retirement obligations; proceeds from the sale of property and equipment; and insurance proceeds from an equipment casualty loss.

New Accounting Standards Issued

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. This guidance requires reporting entities to make new disclosures about recurring or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted this guidance effective January 1, 2010 for Level 1 and Level 2 reconciliation disclosures and effective December 31, 2010 for Level 3 reconciliation disclosures. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations. This guidance requires a public entity to disclose the revenue and earnings of the combined entity in its consolidated financial statements as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. Early adoption of the guidance is permissible. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 4: INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2011	2010
Coal	$5,935,000	$6,451,000
Fuel	2,275,000	1,836,000
Supplies and spare parts	5,378,000	4,353,000

Total	$13,588,000	$12,640,000

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	September 30,	December 31,
	2011	2010
Property, plant and equipment, gross
Land	$3,388,000	$3,374,000
Coal reserves	55,160,000	54,250,000
Mine development costs	25,262,000	12,237,000

Total property	83,810,000	69,861,000
Buildings and tipple	2,133,000	2,084,000
Machinery and equipment	217,675,000	199,924,000
Vehicles	4,679,000	4,267,000
Furniture and fixtures	1,619,000	1,477,000
Railroad sidings	160,000	160,000

Total property, plant and equipment, gross	310,076,000	277,773,000
Less: accumulated depreciation, depletion and amortization	110,292,000	79,079,000

Total property, plant and equipment, net	$199,784,000	$198,694,000

The amounts of depreciation expense related to fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs for the respective periods are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expense type:
Depreciation	$9,198,000	$9,609,000	$27,667,000	$23,590,000
Depletion	1,398,000	1,481,000	4,425,000	4,505,000
Amortization	2,659,000	1,054,000	6,373,000	2,207,000

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

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO in the quarter ended June 30, 2011. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011. This change was accounted for, in accordance with ASC 250, on a prospective basis.

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

At September 30, 2011, we had recorded ARO liabilities of $20.0 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of September 30, 2011, the aggregate undiscounted cost of final mine closure is approximately $23.2 million.

The following table presents the activity affecting the ARO for the respective periods:

	September 30, 2011	December 31, 2010
Beginning balance	$12,987,000	$13,343,000
Accretion expense	1,153,000	836,000
Payments	(4,655,000)	(3,430,000)
Revisions in estimated cash flows	10,546,000	2,238,000

Total asset retirement obligations	20,031,000	12,987,000
Less current portion	3,937,000	6,450,000

Noncurrent liability	$16,094,000	$6,537,000

For the nine months ended September 30, 2011, the revisions in estimated cash flows resulted in a net increase in the ARO of $10.5 million and was primarily attributable to mine development at seven new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with increased pit dimensions to accommodate our new shovel at the Muhlenberg County complex. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the provisions for fair value of financial assets and financial liabilities. We utilized fair value measurement guidance that, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchical disclosure framework based upon the quality of inputs used to measure fair value. We have elected not to measure any additional financial assets or liabilities at fair value, other than those which were previously recorded at fair value prior to the adoption.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement at September 30, 2011
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	$—	$(184,000)	$—

	Fair Value Measurement at December 31, 2010
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	$—	$(108,000)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$12,758,000	$13,680,000	$12,986,000	$12,926,000
Variable rate debt	121,500,000	121,500,000	90,000,000	90,000,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 8: LONG-TERM INCENTIVE PLAN

Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units, which is generally four years for each award. For the three-month periods ended September 30, 2011 and 2010, our equity-based compensation expense was approximately $245,000 and $230,000, respectively. For the nine-month periods ended September 30, 2011 and 2010, our equity-based compensation expense was approximately $854,000 and $686,000, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2011 and December 31, 2010, approximately $1,157,000 and $726,000, respectively, of cost remained unamortized which we expect to recognize using the straight-line method over a remaining weighted average period of 1.4 years.

The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	124,480	$7.80
Granted	54,061	$23.80
Issued	(27,825)	$13.30
Surrendered	(14,616)	$9.37

Unvested balance at September 30, 2011	136,100	$12.86

The value of LTIP units vested during the three-month periods ended September 30, 2011 and 2010 was $54,000 and $50,000, respectively. The value of LTIP units vested during the nine-month periods ended September 30, 2011 and 2010 was $507,000 and $293,000, respectively.

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

(UNAUDITED)

(CONTINUED)

NOTE 9: EARNINGS PER UNIT (continued)

The computation of basic and diluted earnings per unit under the two class method for limited partner units and general partner units is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
	(in thousands, except for unit and per unit amounts)
Limited partner units
Average units outstanding:
Basic	20,635,288	18,884,324		20,631,055	14,306,473
Effect of equity-based compensation	71,506	n/a		n/a	n/a

Diluted	20,706,794	18,884,324		20,631,055	14,306,473

Net income (loss) allocated to limited partners
Basic	$24	$(3,332)		$(7,850)	$(5,678)
Diluted	$24	$(3,332)		$(7,850)	$(5,678)

Net income (loss) per limited partner unit
Basic	$0.00	$(0.20	)(1)	$(0.38)	$(0.40)
Diluted	$0.00	$(0.20	)(1)	$(0.38)	$(0.40)

General partner units
Average units outstanding:
Basic and diluted	421,120	385,368		420,983	291,277

Net income (loss) allocated to general partner
Basic	$—	$(68)		$(160)	$(116)
Diluted	$—	$(68)		$(160)	$(116)

Net income (loss) per general partner unit
Basic	$—	$(0.20	)(1)	$(0.38)	$(0.40)
Diluted	$—	$(0.20	)(1)	$(0.38)	$(0.40)

Anti-dilutive units (2)	n/a	125,165		75,989	92,475

(1) Amounts revised to correct for rounding difference.

(2) Anti-dilutive units are not used in calculating dilutive average units.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 10: COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Most of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. The remaining terms of our long-term contracts are up to four years.

Purchase Commitments

We purchase coal from time to time from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal. Additionally, we assumed one long-term purchase contract with a third-party supplier in connection with the Phoenix Coal acquisition. Under this contract the third-party supplier is obligated to deliver and we are obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract are depleted. We have experienced supplier performance issues under this contract which have continued in 2011.

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

401(k) Plan

Effective January 1, 2010, our former defined contribution pension plan was replaced with our current 401(k) plan. During September 2011 we paid our GP $1,943,000 to fund the commitment to our 401(k) plan related to plan year 2010. At September 30, 2011, we had an obligation to pay our GP $1,694,000 for the purpose of funding our GP’s commitment to our 401(k) plan related to plan year 2011. This amount is expected to be paid by September 2012.

Performance Bonds

As of September 30, 2011, we had outstanding $37.7 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of September 30, 2011, we had outstanding letters of credit in support of these surety bonds of $7.2 million. Further, as of September 30, 2011, we had outstanding certain road bonds of $0.8 million and performance bonds of $7.5 million. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes it has recorded adequate reserves for these liabilities and that there is no individual claim pending that is likely to have a material adverse effect on our financial position, liquidity or operations.

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

NOTE 11: RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll, and for such reimbursable costs the amounts of $2,404,000 and $2,618,000 were included in our accounts payable at September 30, 2011 and December 31, 2010, respectively.

Also in connection with our formation in August 2007, Oxford Mining entered into an advisory services agreement (the “Advisory Agreement”) with certain affiliates of AIM Oxford. Under the terms of the Advisory Agreement, the AIM Oxford affiliates had duties as financial and management advisors to Oxford Mining, including providing services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services for the operation and growth of Oxford Mining. These services consisted of advisory services of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments. Such services were rendered at the reasonable request of Oxford Mining. Pursuant to the Advisory Agreement, advisory fees were paid to AIM Oxford affiliates of zero and $210,000 for the three and nine months ended September 30, 2010, respectively. The Advisory Agreement was terminated on July 19, 2010 with a termination payment of $2,500,000 being made in connection with the closing of our initial public offering and such termination on the same date.

Contract services under a services agreement were provided to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Charles C. Ungurean, our President and Chief Executive Officer (“Mr. C. Ungurean”), Thomas T. Ungurean, our Senior Vice President, Equipment, Procurement and Maintenance (“Mr. T. Ungurean”), and affiliates of AIM Oxford, in the amounts of $254,000 and $407,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,453,000 and $952,000 for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable were zero and $329,000 from Tunnell Hill at September 30, 2011 and December 31, 2010, respectively. We have concluded that Tunnell Hill does not represent a variable interest entity.

The services agreement with Tunnell Hill was scheduled to expire on December 31, 2011. During July 2011, we concluded negotiations with Tunnell Hill for an early termination of the services agreement effective August 1, 2011 (the “Termination Date”). In connection with the termination of the services agreement, we entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which Tunnell Hill temporarily leases from us for a period of six months certain of our equipment. Under the leasing arrangement, we receive $23,700 per month for rental of the equipment, and Tunnell Hill has an option during the six-month leasing period to elect to purchase all of the equipment for a purchase price of $948,000 with 50% of the rental payments being credited against the purchase price should Tunnell Hill elect to exercise its purchase option.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 11: RELATED PARTY TRANSACTIONS (continued)

From time to time for business purposes we charter an airplane from Zanesville Aviation located in Zanesville, Ohio. T&C Holdco LLC, a company that is owned by Mr. C. Ungurean and Mr. T. Ungurean, owns an airplane that it has leased to Zanesville Aviation since April 2010 and that Zanesville Aviation uses in providing chartering services to its customers including us. Under its lease with Zanesville Aviation, T&C Holdco LLC receives compensation from Zanesville Aviation for the use of T&C Holdco LLC’s airplane. The airplane owned by T&C Holdco LLC was chartered by us on a number of occasions during the three and nine months ended September 30, 2011 and 2010. During the three months ended September 30, 2011 and 2010 we paid Zanesville Aviation an aggregate of approximately $43,000 and $78,000, respectively, for those charters. During the nine months ended September 30, 2011 and 2010 we paid Zanesville Aviation an aggregate of approximately $109,000 and $149,000, respectively, for those charters.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2011	2010
Cash paid for:
Interest	$5,106,000	$5,606,000

Non-cash activities:
Purchase of coal reserves with debt	—	11,858,000
ARO capitalized in mine development	9,158,000	866,000
Market value of common units vested in LTIP	1,057,000	336,000
Accounts payable as of September 30 for:
Purchase of property and equipment	4,633,000	4,099,000
Mine development	186,000	—
Royalty advances	—	39,000

NOTE 13: SEGMENT INFORMATION

We operate in a single business segment and have three operating subsidiaries, Oxford Mining, Oxford Mining Company-Kentucky, LLC and Harrison Resources. All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers. All three subsidiaries share common customers, assets and employees.

NOTE 14: SUBSEQUENT EVENTS

On October 20, 2011, the GP’s Board of Directors declared a cash distribution by the Partnership of $0.4375 per unit with respect to the three months ended September 30, 2011. This distribution, totaling approximately $9,214,000, will be paid on November 14, 2011 to unitholders of record as of the close of business on November 1, 2011.

Our majority-owned subsidiary Harrison Resources made a $2,000,000 distribution on November 4, 2011, of which we and the unaffiliated noncontrolling interest holder received $1,020,000 and $980,000, respectively.

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

•	our ability to acquire additional coal reserves;

•	difficulties associated with realizing the benefit of integrating our business with acquired businesses or assets;

•	assumptions made in acquisitions about coal reserves to be added or synergies to be achieved may be less (or cost more) than expected;

•	our ability to respond to increased competition within the coal industry;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental laws and regulations, including those pertaining to carbon dioxide emissions, and other factors;

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

•	the potential for inaccuracies in our estimates of our coal reserves, which could result in lower than expected revenues or higher than expected costs;

•	the accuracy of the assumptions underlying our reclamation and mine closure obligations;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to capital markets conditions;

•	risks associated with major mine-related accidents;

•	results of litigation, including claims not yet asserted;

•	our ability to attract and retain key management personnel;

•	greater than expected shortage of skilled labor;

•	our ability to maintain satisfactory relations with our employees;

•	failure to obtain, maintain or renew our security arrangements, such as surety bonds or letters of credit, in a timely manner and on acceptable terms; and

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

We operate in a single business segment and have three operating subsidiaries, Oxford Mining Company, LLC (“Oxford Mining”), Oxford Mining Company-Kentucky, LLC and Harrison Resources. All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers. All three subsidiaries share common customers, assets and employees.

We currently have 22 active surface mines that are managed as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During the three-month and nine-month periods ended September 30, 2011, we produced 2.1 million and 6.0 million tons of coal, respectively, and sold 2.3 million and 6.4 million tons of coal, respectively, including 0.1 million and 0.4 million tons of purchased coal, respectively. We purchase coal in the open market and under contracts to satisfy a portion of our sales commitments. As is customary in the coal industry, we have entered into long-term coal sales contracts with many of our customers. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more.

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

Credit Facility

In connection with our initial public offering, we paid off the amounts outstanding under our $115 million credit facility evidenced by our credit agreement with a syndicate of lenders, for which FirstLight Funding I, Ltd. acted as Administrative Agent (our “$115 million credit facility”), and entered into a $175 million credit facility evidenced by a credit agreement with Citicorp USA, Inc., as Administrative Agent, Citibank, N.A., as Swing Line Bank, Barclays Bank PLC and The Huntington National Bank, as Co-Syndication Agents, Fifth Third Bank and Comerica Bank, as Co-Documentation Agents, and the lenders party thereto (our “$175 million credit facility”). Our $175 million credit facility provides for a $115 million revolving credit facility and a $60 million term loan. As of September 30, 2011, we had $121.5 million of borrowings outstanding under our $175 million credit facility, consisting of term loan borrowings of $52.5 million and revolving credit facility borrowings of $69.0 million.

Evaluating Our Results of Operations

We evaluate our results of operations based on several key measures:

•	our coal production, sales volume and average sales price, which drive our coal sales revenue;

•	our cost of coal sales;

•	our cost of purchased coal;

•	our adjusted EBITDA, a non-GAAP financial measure; and

•	our distributable cash flow, a non-GAAP financial measure.

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

Our long-term coal sales contracts typically provide for a fixed price, or a schedule of prices that are either fixed or contain market-based adjustments, over the contract term. In addition, some of our long-term coal sales contracts have full or partial cost pass through or cost adjustment provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for items such as fuel, explosives and labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices, including cost-related indices for fuel, explosives, labor, equipment and cost-of-living generally.

We evaluate the price we receive for our coal on an average sales price per ton basis. Our average sales price per ton represents our coal sales revenue divided by total tons of coal sold. The following table provides operational data with respect to our coal production and purchases, coal sales volume and average sales price per ton for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(tons in thousands)
Tons of coal produced (clean)	2,083	1,925	8.2%	6,035	5,568	8.4%
(Increase) decrease in inventory	104	(22)	n/a	36	(54)	n/a
Tons of coal purchased	88	122	(27.9%)	365	617	(40.8%)
Tons of coal sold	2,275	2,025	12.3%	6,436	6,131	5.0%
Tons of coal sold under long-term contracts(1)	93.2%	95.2%	n/a	93.5%	95.2%	n/a
Average sales price per ton	$47.38	$43.32	9.4%	$46.16	$42.80	7.9%
Cost of transportation per ton	$5.66	$4.74	19.4%	$5.43	$4.73	14.8%
Average sales price per ton (net of transportation costs)	$41.72	$38.58	8.1%	$40.73	$38.07	7.0%
Number of operating days	70.0	69.5	n/a	210.0	208.5	n/a

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.

Cost of Coal Sales

We evaluate our cost of coal sales, which excludes the costs of purchased coal and transportation; all non-cash costs such as depreciation, depletion and amortization (“DD&A”), changes in our asset retirement obligations (ARO), and loss on asset disposals; and any indirect costs such as selling, general and administrative expenses, or SG&A expenses, on a cost per ton sold basis. Our cost of coal sales per ton sold represents our cost of coal sales divided by the tons of produced coal we sold. Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, operating leases, repairs and maintenance and all other costs that are directly related to our mining operations. Our cost of coal sales does not take into account the effects of any of the cost pass through or cost adjustment provisions in our long-term coal sales contracts, as those provisions result in an adjustment to our coal sales price. The following table provides summary information for the periods indicated relating to our cost of coal sales per ton and tons of coal produced:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(tons in thousands)
Cost of coal sales per ton	$33.82	$30.03	12.6%	$33.63	$31.13	8.0%
Tons of coal produced (clean)	2,083	1,925	8.2%	6,035	5,568	8.4%

Cost of Purchased Coal

We purchase coal from third parties to fulfill a portion of our obligations under our long-term coal sales contracts and, in certain cases, to meet customer specifications. In connection with the Phoenix Coal acquisition, we assumed a long-term coal purchase contract with a third-party supplier that had favorable pricing terms relative to our production costs. Under this contract the third-party supplier is obligated to deliver and we are obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract are depleted. We have experienced supplier performance issues under this contract which have continued in 2011.

We evaluate our cost of purchased coal on a per ton basis. The following table provides summary information for the periods indicated for our cost of purchased coal per ton and tons of coal purchased:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(tons in thousands)
Cost of purchased coal per ton	$35.72	$31.07	15.0%	$35.78	$30.12	18.8%
Tons of coal purchased	88	122	(27.9%)	365	617	(40.8%)

Adjusted EBITDA

Adjusted EBITDA for a period represents net income (loss) attributable to our unitholders for that period before interest, taxes, depreciation, depletion and amortization, gain on purchase of business, contract termination and amendment expenses, net, amortization of below-market coal sales contracts, non-cash equity-based compensation expense, non-cash gain or loss on asset disposals and the non-cash change in future asset retirement obligations (“ARO”). The non-cash change in future ARO is the portion of our non-cash change in our future ARO that is included in reclamation expense in our financial statements. Although adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, our management believes that it is useful in evaluating our financial performance and our compliance with certain credit facility financial covenants. Because not all companies calculate adjusted EBITDA identically, our calculation may not be comparable to the similarly titled measure of other companies. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of net income (loss) attributable to our unitholders to adjusted EBITDA for each of the periods indicated.

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

Distributable Cash Flow

Distributable cash flow for a period represents adjusted EBITDA for that period, less cash interest expense (net of interest income), estimated reserve replacement expenditures and other maintenance capital expenditures. Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Estimated reserve replacement expenditures represent an estimate of the average periodic (quarterly or annual, as applicable) reserve replacement expenditures that we will incur over the long term as applied to the applicable period. We use estimated reserve replacement expenditures to calculate distributable cash flow instead of actual reserve replacement expenditures, consistent with our partnership agreement which requires that we deduct estimated reserve replacement expenditures when calculating operating surplus. Other maintenance capital expenditures include, among other things, actual expenditures for plant, equipment, and mine development and expenditures relating to our ARO. Distributable cash flow should not be considered as an alternative to net income (loss) attributable to our unitholders, income from operations, cash flows from operating activities or any other measure of performance presented in accordance with GAAP. Although distributable cash flow is not a measure of performance calculated in accordance with GAAP, our management believes distributable cash flow is a useful measure to investors because this measurement is used by many analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and to compare it with the performance of other publicly traded limited partnerships. We also compare distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the coverage ratio of distributable cash flow to planned cash distributions. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of net income (loss) attributable to our unitholders to distributable cash flow for each of the periods indicated.

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

For 2011, 2012, 2013 and 2014, we currently have long-term coal sales contracts that represent 98%, 99%, 88% and 76%, respectively, of our 2011 estimated coal sales. Two of our long-term coal sales contracts with the same customer contain provisions that provide for price re-openers. These price re-openers provide for market-based adjustments to the initial contract price every three years. These long-term coal sales contracts will terminate in 2013 if we cannot agree upon a market-based price with the applicable customer prior to the termination date. In addition, we have one long-term coal sales contract that will terminate in 2014 if we cannot agree upon a market-based price with the customer prior to the termination date. The total coal tonnage which is involved for these two customers combined through 2014 is 1.0 million tons for 2013 and 1.4 million tons for 2014.

We have concluded our negotiations with American Electric Power Service Corporation (“AEP”) to amend our long-term coal sales contract with them. The mutual goal of the parties was achieved to amend the contract to fix the period for an extended term, establish future pricing that is acceptable to both parties, and adjust the amounts of fixed and optional coal tonnage covered by the contract. By reason of this amendment, the current term of the contract now runs through 2015, and it can be automatically extended for a further three-year term through 2018 if AEP gives us 18 months advance notice of its election to extend the contract. The amended contract provides for Oxford to supply and sell to AEP and AEP to purchase from Oxford during the delivery period from 2012 through 2015, and also during the delivery period from 2016 through 2018 if the extension is elected by AEP, an annual fixed tonnage amount of 1.7 million tons of coal and additionally annual optional tonnage amounts of up to 0.4 million tons of coal if and as elected by AEP.

The terms of our coal sales contracts result from competitive bidding and negotiations with customers. As a result, the terms of these contracts vary by customer. However, most of our long-term coal sales contracts have full or partial cost pass through and/or cost adjustment provisions. For 2011, 2012, 2013 and 2014, 77%, 64%, 73% and 63%, respectively, of the coal that we have committed to deliver under our current long-term coal sales contracts are subject to full or partial cost pass through and/or cost adjustment provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for such items as fuel, explosives and/or labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices.

Some long-term coal sales contracts contain option provisions that give the customer the right to elect to purchase additional tons of coal each month during the contract term at the same price as the fixed tons provided for in the contract. For 2011, 2012, 2013 and 2014, we have outstanding option tons of 0.7 million, 0.6 million, 0.6 million and 0.6 million, respectively. If there are customer elections to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production at our mining complexes.

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

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our results of operations was impacted by:

•	adverse weather conditions experienced in the first half of 2011 negatively impacted production and shipping by approximately 190,000 tons and 330,000 tons, respectively;

•	higher amortization expense of approximately $1.1 million for the third quarter of 2011 related to four closed mines; and

•

transactions related to the closing of our initial public offering and our $175 million credit facility in the third quarter of 2010 which included one-time costs associated with contract termination and amendment expenses, net, higher SG&A expenses and the write-off of deferred financing costs associated with the termination of our $115 million credit facility.

Summary

The following table presents certain of our historical consolidated financial data for the periods indicated and contains both GAAP and non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Statement of Operations Data
Revenue:
Coal sales	$94,919	$78,127	$262,093	$233,454
Transportation revenue	12,867	9,605	34,976	28,976
Royalty and non-coal revenue	2,202	1,347	7,015	4,857

Total revenue	109,988	89,079	304,084	267,287
Costs and expenses
Cost of coal sales (excluding depreciation,depletion and amortization, shown separately)	73,957	57,138	204,141	171,635
Cost of purchased coal	3,143	3,790	13,058	18,617
Cost of transportation	12,867	9,605	34,976	28,976
Depreciation, depletion and amortization	13,323	12,255	38,669	30,587
Selling, general and administrative expenses	3,114	4,044	10,458	10,446
Contract termination and amendment expenses, net	—	652	—	652

Total costs and expenses	106,404	87,484	301,302	260,913
Income from operations	3,584	1,595	2,782	6,374
Interest income	5	3	10	11
Interest expense	(2,431)	(3,662)	(6,787)	(7,535)

Net income (loss)	1,158	(2,064)	(3,995)	(1,150)
Net income attributable to noncontrolling interest	(1,134)	(1,336)	(4,015)	(4,644)

Net income (loss) attributable to Oxford Resource
Partners, LP unitholders	$24	$(3,400)	$(8,010)	$(5,794)

Other Financial Data
Adjusted EBITDA	$16,646	$14,973	$41,792	$37,203

Distributable cash flow(1)	$3,865	$3,339	$8,084

(1)	We do not calculate distributable cash flow with respect to periods prior to becoming a publicly traded limited partnership during the second half of 2010.

Reconciliation to GAAP Measures

The following table presents a reconciliation of net income (loss) attributable to our unitholders to adjusted EBITDA and distributable cash flow for each of the periods indicated:

Reconciliation of net income (loss) attributable to Oxford Resource Partners, LP unitholders to adjusted EBITDA and distributable cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net income (loss) attributable to Oxford
Partners, LP unitholders	$24	$(3,400)	$(8,010)	$(5,794)
PLUS:
Interest expense, net of interest income	2,426	3,659	6,777	7,524
Depreciation, depletion and amortization	13,323	12,255	38,669	30,587
Contract termination and amendment expenses, net	—	652	—	652
Non-cash equity-based compensation expense	245	230	854	686
Non-cash loss on asset disposals	516	314	1,239	766
Change in fair value of future asset retirement obligations	356	1,521	3,004	4,065
LESS:
Amortization of below-market coal sales contracts	244	258	741	1,283

Adjusted EBITDA	$16,646	$14,973	$41,792	$37,203

LESS:
Cash interest expense, net of interest income	2,009	1,863	5,528
Estimated reserve replacement expenditures	1,529	1,322	4,357
Other maintenance capital expenditures	9,243	8,449	23,823

Distributable cash flow (1)	$3,865	$3,339	$8,084

(1)	We do not calculate distributable cash flow with respect to periods prior to becoming a publicly traded limited partnership in and for the second half of 2010.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Overview. Net income for the third quarter of 2011 was negligible compared to a net loss for the third quarter of 2010 of $3.4 million, or $0.20 per diluted limited partner unit. Negatively impacting net income for the third quarter of 2011 was higher amortization expense of approximately $1.1 million, or $0.05 per diluted limited partner unit related to four closed mines. Also negatively impacting net income for the third quarter were losses on disposals of major mining equipment of approximately $0.5 million, or $0.03 per diluted limited partner unit. Excluding these non-cash charges, net income for the third quarter of 2011 would have been $1.6 million, or $0.08 per diluted limited partner unit. Negatively impacting net income for the third quarter of 2010 were one-time charges of $0.7 million related to contract termination and amendment expenses, net, $0.9 million in higher SG&A transition costs due to becoming a public company and $1.3 million for loss on debt extinguishment associated with the termination of our $115 million credit facility. Total revenue was $110.0 million for the third quarter of 2011, up 23.5% from $89.1 million for the third quarter of 2010. Adjusted EBITDA was $16.6 million for the third quarter of 2011, up 11.2% compared to $15.0 million for the third quarter of 2010. Negatively impacting adjusted EBITDA for the third quarter of 2010 was $0.9 million in higher SG&A transition costs due to becoming a public company. Distributable cash flow was $3.9 million for the third quarter of 2011, up $0.6 million from the third quarter of 2010. Negatively impacting distributable cash flow for the third quarter of 2011 were cash reclamation costs of $1.9 million primarily related to the four mines mentioned above.

Coal Production. Our tons of coal produced increased 8.2% to 2.1 million tons for the third quarter of 2011 from 1.9 million tons for the third quarter of 2010. This increase was primarily attributable to increased production from our Cadiz and Muhlenberg mine complexes.

Sales Volume. Our sales volume increased 12.3% to 2.3 million tons for the third quarter of 2011 from 2.0 million tons for the third quarter of 2010. This increase was primarily attributable to sales resulting from increased contracted sales commitments.

Average Sales Price Per Ton (Net of Transportation Costs). Our average sales price per ton (net of transportation costs) increased 8.1% to $41.72 for the third quarter of 2011 from $38.58 for the third quarter of 2010. This $3.14 per ton increase was primarily attributable to the higher contracted sales price realizations from fuel escalators and changes in customer mix.

Coal Sales Revenue. Coal sales revenue for the third quarter of 2011 increased by $16.8 million, or 21.5%, to $94.9 million from $78.1 million for the third quarter of 2010. This increase was attributable to the increase of $3.14 per ton in our average sales price coupled with an increased sales volume of 0.3 million tons.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue increased to $2.2 million for the third quarter of 2011 from $1.3 million for the third quarter of 2010. This increase resulted from higher royalties from our underground coal reserves of $0.5 million combined with higher revenue from both the sale of limestone and contract services of $0.3 million and $0.1 million, respectively. During the third quarter of 2010 we experienced a $0.6 million temporary royalty reduction from our underground coal reserves that are subleased, as mining occurred during the quarter on a small piece of property in the center of our reserves that was not subject to our royalty.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased 29.4% to $74.0 million for the third quarter of 2011 from $57.1 million for the third quarter of 2010. This $16.9 million increase resulted from an increase in production volumes which contributed to higher costs of $8.6 million, an increase in diesel fuel costs of $2.7 million due to higher fuel prices, higher inventory costs of $2.8 million, higher royalties and production taxes of $0.7 million and an increase in all other operating costs of $2.1 million. Cost of coal sales per ton increased 12.6% to $33.82 per ton for the third quarter of 2011 from $30.03 per ton for the third quarter of 2010. This $3.79 per ton increase resulted primarily from an increase in diesel fuel costs of $1.25 per ton, higher inventory costs of $1.29 per ton, higher royalties and production taxes of $0.30 per ton and an increase in all other operating costs of $0.95 per ton.

Cost of Purchased Coal. Cost of purchased coal decreased to $3.1 million for the third quarter of 2011 from $3.8 million for the third quarter of 2010. This decrease was primarily attributable to a reduction in the volume of coal available for purchase by our Illinois Basin operations under a contract with a third-party supplier.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the third quarter of 2011 was $13.3 million compared to $12.3 million for the third quarter of 2010, an increase of $1.0 million. This increase was primarily attributable to higher amortization expense of approximately $1.1 million related to four closed mines.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the third quarter of 2011 were $3.1 million compared to $4.0 million for the third quarter of 2010, a decrease of $0.9 million. This decrease was primarily attributable to one-time transition costs incurred in connection with becoming a publicly traded partnership in the third quarter of 2010.

Contract Termination and Amendment Expenses, Net. Contract termination and amendment expenses, net for the third quarter of 2011 were zero compared to $0.7 million for the third quarter of 2010. For 2010, there was a one-time charge of $2.5 million resulting from the termination of an advisory agreement with certain affiliates of AIM Oxford in connection with our initial public offering, offset by a $1.8 million reduction in a specific reserve for a below-market coal supply contract assumed in the purchase of our Illinois Basin assets that was amended to reset the price to a market rate during the third quarter of 2010.

Transportation Revenue and Expenses. Transportation revenue and expenses for the third quarter of 2011 increased 34.0% compared to the third quarter of 2010 due to growth in coal shipments from our mines and rate increases related to higher diesel fuel prices.

Interest Expense (Net of Interest Income). Interest expense (net of interest income) for the third quarter of 2011 was $2.4 million compared to $3.7 million for the third quarter of 2010, a decrease of $1.3 million. Interest expense (net of interest income) for the third quarter of 2010 included loss on debt extinguishment of $1.3 million associated with the termination of our $115 million credit facility.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents net income attributable to the 49% interest in Harrison Resources owned by CONSOL Energy. For the third quarter of 2011 and 2010, the net income attributable to noncontrolling interest was $1.1 million and $1.3 million, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Overview. Net loss for the first nine months of 2011 was $8.0 million, or $0.38 per diluted limited partner unit, compared to a net loss for the first nine months of 2010 of $5.8 million, or $0.40 per diluted limited partner unit. Negatively impacting net loss for the first nine months of 2011 was higher amortization expense of approximately $2.9 million, or $0.14 per diluted limited partner unit, related to revisions in estimated reclamation costs for stream and wetland mitigation on closed mines and revised estimates related to the closure of previously active mines, and to losses on disposal of major mining equipment of approximately $1.3 million, or $0.06 per diluted limited partner unit. Excluding these non-cash charges, net loss for the first nine months of 2011 would have been $3.7 million, or $0.18 per diluted limited partner unit. Negatively impacting net loss for the first nine months of 2010 were one-time charges of $0.7 million related to contract termination and amendment expenses, net, $0.9 million in higher SG&A transition costs due to becoming a public company and $1.3 million for loss on debt extinguishment associated with the termination of our $115 million credit facility. Total revenue was $304.1 million for the first nine months of 2011, up 13.8% from $267.3 million for the first nine months of 2010. Adjusted EBITDA for the first nine months of 2011 was $41.8 million, up 12.3% from $37.2 million for the first nine months of 2010. Net cash provided by operating activities for the first nine months of 2011 was $34.2 million, an increase of 21.6% from $28.1 million for the first nine months of 2010. Distributable cash flow for the first nine months of 2011 was $8.1 million, with no comparable amount for the first nine months of 2010. Negatively impacting 2011 distributable cash flow were significant mine closure costs incurred of $3.7 million.

Coal Production. Our tons of coal produced increased 8.4% to 6.0 million tons for the first nine months of 2011 from 5.6 million tons for the first nine months of 2010. This increase was primarily attributable to increased production from our Cadiz and Muhlenberg mine complexes.

Sales Volume. Our sales volume increased 5.0% to 6.4 million tons for the first nine months of 2011 from 6.1 million tons for the first nine months of 2010. This increase was primarily attributable to sales resulting from increased contracted sales commitments.

Average Sales Price Per Ton (Net of Transportation Costs). Our average sales price per ton (net of transportation costs) increased 7.0% to $40.73 for the first nine months of 2011 from $38.07 for the first nine months of 2010. This $2.66 per ton increase was primarily attributable to the higher contracted sales price realizations from fuel escalators and changes in customer mix.

Coal Sales Revenue. Coal sales revenue for the first nine months of 2011 increased by $28.6 million, or 12.3%, to $262.1 million from $233.5 million for the first nine months of 2010. This increase was attributable to the increase of $2.66 per ton in our average sales price coupled with an increased sales volume of 0.3 million tons.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue increased to $7.0 million for the first nine months of 2011 from $4.9 million for the first nine months of 2010. This increase resulted from higher royalties from our underground coal reserves of $0.4 million combined with higher revenue from both the sale of limestone and contract services of $1.0 million and $0.7 million, respectively. During the first nine months of 2010 we experienced a $1.7 million temporary royalty reduction from our underground coal reserves that are subleased, as mining occurred on a small piece of property in the center of our reserves that was not subject to our royalty.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased 18.9% to $204.1 million for the first nine months of 2011 from $171.6 million for the first nine months of 2010. This $32.5 million increase resulted from an increase in production volumes which contributed to higher costs of $17.1 million, an increase in diesel fuel costs of $8.7 million due to higher fuel prices, higher wages and benefits of $3.4 million due to increased headcount and higher repair and maintenance costs of $2.5 million due to increases in parts and labor prices. Additionally contributing to the higher costs were higher inventory costs of $2.0 million and an increase in all other operating costs of $2.1 million. These increases were partially offset by lower operating lease expense of $3.3 million due to the buy-out of previously leased major mining equipment using proceeds from our initial public offering and borrowings under our $175 million credit facility. Cost of coal sales per ton increased 8.0% to $33.63 per ton for the first nine months of 2011 from $31.13 per ton for the first nine months of 2010. This $2.50 per ton increase resulted primarily from an increase in diesel fuel costs of $1.43 per ton, higher wages and benefits of $0.56 per ton, higher repair and maintenance costs of $0.41 per ton, higher inventory costs of $0.33 per ton, lower lease expense of $0.55 per ton and an increase in all other operating costs of $0.32 per ton.

Cost of Purchased Coal. Cost of purchased coal decreased to $13.1 million for the first nine months of 2011 from $18.6 million for the first nine months of 2010. This decrease was primarily attributable to a reduction in the volume of coal available for purchase by our Illinois Basin operations under a contract with a third-party supplier.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first nine months of 2011 was $38.7 million compared to $30.6 million for the first nine months of 2010, an increase of $8.1 million. This increase was primarily attributable to the purchase of previously leased and additional major mining equipment using proceeds from our initial public offering and borrowings under our $175 million credit facility, which resulted in $4.1 million higher depreciation. Additionally, revisions in estimated reclamation costs for stream and wetland mitigation on closed mines and revised estimates related to the closure of previously active mines increased amortization expense by approximately $2.9 million.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the first nine months of 2011 were $10.5 million compared to $10.4 million for the first nine months of 2010, an increase of $0.1 million.

Contract Termination and Amendment Expenses, Net. Contract termination and amendment expenses, net for the first nine months of 2011 were zero compared to $0.7 million for the first nine months of 2010. For 2010, there was a one-time charge of $2.5 million resulting from the termination of an advisory agreement with certain affiliates of AIM Oxford in connection with our initial public offering, offset by a $1.8 million reduction in a specific reserve for a below-market coal supply contract assumed in the purchase of our Illinois Basin assets that was amended to reset the price to a market rate during the first nine months of 2011.

Transportation Revenue and Expenses. Transportation revenue and expenses for the first nine months of 2011 increased 20.7% compared to the first nine months of 2010 due to growth in coal shipments from our mines and rate increases related to higher diesel fuel prices.

Interest Expense (Net of Interest Income). Interest expense (net of interest income) for the first nine months of 2011 was $6.8 million compared to $7.5 million for the first nine months of 2010, a decrease of $0.7 million. This decrease was primarily attributable to a loss on debt extinguishment of $1.3 million associated with the termination of our $115 million credit facility during the first nine months of 2010, partially offset by increased fees in connection with our $175 million credit facility during the first nine months of 2011.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents net income attributable to the 49% interest in Harrison Resources owned by CONSOL Energy. For the first nine months of 2011 and 2010, the net income attributable to noncontrolling interest was $4.0 million and $4.6 million, respectively.

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

The principal indicators of our liquidity are our cash on hand and availability under our $175 million credit facility, which is described under “— Credit Facility” below. As of September 30, 2011, we had unused capacity under our $175 million credit facility of $38.8 million with $18.4 million available for borrowing. Our available liquidity as of September 30, 2011 was $19.1 million, which consisted of $0.7 million in cash on hand and $18.4 million of borrowing availability under our $175 million credit facility.

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

For the first nine months of 2011, our distributable cash flow covered 29.3% of our distributions to our general partner, common and subordinated unitholders and 58.3% if calculated on a common unitholder basis only. Our ability to generate sufficient cash flow to cover our distributions for the first nine months of 2011 was significantly impacted by the weather-related shipping delays during the first half of 2011, increases in diesel fuel prices and higher than normal reclamation costs incurred in closing both previously active and already closed mines during the third quarter.

Despite these negative factors, we believe that cash generated from these sources will be sufficient to meet our liquidity needs over the next twelve months, including operating expenditures, debt service obligations, contingencies, anticipated capital expenditures, and our distributions to unitholders.

Please read “— Capital Expenditures” below for a further discussion on the impact of capital expenditures on liquidity.

Cash Flows

The following table reflects cash flows for the applicable periods:

	September 30,
	2011	2010
	(in thousands, unaudited)
Net cash provided by (used in)
Operating activities	$34,182	$28,099
Investing activities	(34,148)	(76,939)
Financing activities	(265)	47,307

Net cash provided by operating activities was $34.2 million for the first nine months of 2011, an increase of $6.1 million from net cash provided by operating activities of $28.1 million for the first nine months of 2010. This increase was primarily from favorable working capital changes.

Net cash used in investing activities was $34.2 million for the first nine months of 2011, a decrease of $42.7 million from net cash provided by investing activities of $76.9 million for the first nine months of 2010. This decrease was primarily attributable to the purchases of major mining equipment and the buy-out of equipment operating leases that occurred in the third quarter of 2010 from proceeds from our initial public offering and borrowings under our $175 million credit facility.

Net cash used in financing activities was $0.3 million for the first nine months of 2011 compared to net cash provided by financing activities of $47.3 million for the first nine months of 2010. The decrease of $47.6 million was primarily attributable to the absence of initial public offering proceeds in 2011.

Credit Facility

In connection with our initial public offering in 2010, we paid off the amounts outstanding under our $115 million credit facility and we entered into our $175 million credit facility in the third quarter of 2010. Our $175 million credit facility provides for a $115 million revolving credit facility and a $60 million term loan. As of September 30, 2011, we had borrowings of $121.5 million outstanding under our $175 million credit facility, consisting of $69.0 million on the revolving credit facility and $52.5 million on the term loan. We also use our $175 million credit facility to collateralize letters of credit related to surety bonds securing our reclamation obligations. As of September 30, 2011, we had letters of credit outstanding in support of these surety bonds of $7.2 million.

The revolving credit facility and term loan will mature in 2013 and 2014, respectively, and borrowings bear interest at a variable rate per annum equal to, at our option, LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit agreement that evidences our $175 million credit facility).

Borrowings under our $175 million credit facility are secured by a first-priority lien on and security interest in substantially all of our assets. Our $175 million credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course purchases or dispositions of assets over predetermined levels or enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. Our $175 million credit facility also requires compliance with certain non-financial covenants and financial covenant ratios, including limiting our leverage ratio (the ratio of consolidated indebtedness to adjusted EBITDA) to no greater than 2.75 : 1.0 and limiting our interest coverage ratio (the ratio of adjusted EBITDA to consolidated interest expense) to no less than 4.0 : 1.0. In addition, we are not permitted under our $175 million credit facility to fund capital expenditures in any fiscal year in excess of certain predetermined amounts.

The events that constitute an event of default under our $175 million credit facility include, among other things, failure to pay principal and interest when due, breach of representations and warranties, failure to comply with covenants, voluntary bankruptcy or liquidation and a change of control.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and mining laws and regulations. Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain or replace, including over the long term, our operating capacity, asset base or operating income. Expansion capital expenditures are those capital expenditures made to increase our long-term operating capacity, asset base or operating income. Our partnership agreement divides maintenance capital expenditures into two categories — accrued reserve replacement expenditures and other maintenance capital expenditures. Examples of accrued reserve replacement expenditures include estimated cash expenditures for the purchase of fee interests in coal reserves and estimated cash expenditures for advance royalties with respect to the acquisition of leasehold interests in coal reserves. Examples of other maintenance capital expenditures include capital expenditures associated with the repair, refurbishment and replacement of equipment, the development of new mines and reclamation upon mine closures. Examples of expansion capital expenditures include the acquisition (by lease or otherwise) of reserves, equipment or a new mine or the expansion of an existing mine, to the extent such expenditures are incurred to increase our long-term operating capacity, asset base or operating income.

For 2011, we expect to incur between $37.0 million and $40.0 million in maintenance capital expenditures consisting of accrued reserve replacement expenditures and other maintenance capital expenditures. For the first nine months of 2011, we had maintenance capital expenditures of $29.0 million, comprised of $4.4 million in accrued reserve replacement expenditures and $24.6 million in other maintenance capital expenditures which includes $1.8 million for major mining equipment purchases, $16.7 million for components and tires, $2.4 million for mine development and $3.7 million for asset retirement obligations. We have funded and expect to continue funding maintenance capital expenditures primarily from cash generated by our operations.

For the first nine months of 2011, we had expansion capital expenditures of $12.2 million comprised of major mining equipment, a coal processing plant expansion and mine development costs. We have funded and expect to continue funding these expenditures with the proceeds of borrowings under our $175 million credit facility, issuance of debt and equity securities and/or other external sources of financing.

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

As of September 30, 2011, we had outstanding $37.7 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of September 30, 2011, we had outstanding letters of credit in support of these surety bonds of $7.2 million. Further, as of September 30, 2011, we had outstanding road bonds of $0.8 million and performance bonds of $7.5 million that required no letters of credit as security. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

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

We acquire our coal reserves through purchases or leases. We deplete our coal reserves using the units-of-production method on the basis of tonnage mined in relation to total estimated recoverable tonnage with residual surface values classified as land and not depleted. At September 30, 2011 and December 31, 2010, all of our reserves were attributed to mine complexes engaged in mining operations or leased to third parties. We believe that the carrying value of these reserves will be recovered.

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

Our other financial instruments include fixed price forward contracts for diesel fuel. Our risk management policy requires us to purchase up to 75% of our unhedged diesel fuel gallons under fixed price forward contracts. These contracts meet the normal purchases and sales exclusion and therefore are not accounted for as derivatives. We take physical delivery of all the fuel under these forward contracts and such contracts usually have a term of one year or less. See “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risks.”

Long-Lived Assets

We follow authoritative guidance that requires projected future cash flows from use and disposition of assets to be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. There were no indicators of impairment present during the first nine months of 2011 or during the years ended December 31, 2010, 2009 and 2008. Accordingly, no impairment losses were recognized during any of these periods.

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

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011. This change was accounted for in the quarter ended June 30, 2011 and also in the current quarter, and will be accounted for in all future quarters, in accordance with ASC 250.

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

Adjustments to the ARO liability for the first nine months of 2011 increased the liability by $10.5 million and were primarily attributed to mine development at seven new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with increased pit dimensions to accommodate our new shovel at the Muhlenberg County complex. Adjustments to the ARO resulting from such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.

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

Below-Market Coal Sales Contracts

Our below-market coal sales contracts were acquired through our acquisition of Illinois Basin assets in the third quarter of 2009 and were coal sales contracts for which the prevailing market price for coal specified in the contract was in excess of the contract price. The fair value was based on discounted cash flows resulting from the difference between the below-market contract price and the prevailing market price at the date of acquisition. The difference between the below-market contracts cash flows and the cash flows at the prevailing market price are amortized into coal sales on the basis of tons shipped over the terms of the respective contracts.

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

Commodity Price Risks

We sell most of the coal we produce under long-term coal sales contracts. Historically, we have principally managed the commodity price risks from our coal sales by entering into long-term coal sales contracts with fuel cost pass through or cost adjustment provisions and varying terms and durations. Additionally, we enter into fixed price fuel purchase contracts to hedge our commodity price risk where we do not have fuel cost pass through or cost adjustment provisions in our long-term sales contracts. There is a risk with these fuel purchase contracts that the counterparty will be unable to or otherwise fails to perform.

We believe that the price risks associated with our diesel fuel expense is significant. Taking into account our fixed price fuel purchase contracts, we estimate that a hypothetical increase of $0.30 per gallon of diesel fuel would have increased our fuel and hauling costs and reduced net income attributable to our unitholders by $1.3 million and $3.7 million, respectively, for the third quarter and first nine months of 2011. If this hypothetical increase had occurred, we estimate that fuel cost pass through or cost adjustment provisions in our long-term coal sales contracts would have provided a corresponding increase in revenue and net income attributable to our unitholders in amounts equal to the amounts referred to above for the third quarter and first nine months of 2011, respectively.

Interest Rate Risks

We are exposed to interest rate risks as borrowings under our $175 million credit facility are at variable rates. On August 2, 2010, we entered into an interest rate swap agreement that had an original notional principal amount of $50 million and a maturity of January 31, 2013. The notional principal amount declines over the term of the interest rate swap agreement at a rate of $1.5 million each quarter which corresponds to our required principal payments. Under the interest rate swap agreement, we pay interest monthly at a fixed rate of 1.39% per annum and receive interest monthly at a variable rate equal to LIBOR (with a 1% floor) based on the notional principal amount. The interest rate swap agreement was effective August 9, 2010. The derivative liability is recorded in other liabilities and increased by approximately $76,000 for the first nine months of 2011 to $184,000.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of September 30, 2011. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2011 there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors previously disclosed in our Annual Report, except for the following risk factors which are amended and restated as follows:

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

Prices and quantities under our long-term coal sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon factors beyond our control, including the following:

•	domestic and foreign supply and demand for coal;

•	demand for electricity, which tends to follow changes in general economic activity;

•	domestic and foreign economic conditions;

•	the price, quantity and quality of other coal available to our customers;

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

For more information regarding our long-term coal sales contracts, please read “Item 1. Business — Customers — Long-Term Coal Sales Contracts” in our Annual Report.

Existing and future regulatory requirements relating to sulfur dioxide and other air emissions could affect our customers and could reduce the demand for the high-sulfur coal we produce and cause coal prices and sales of our high-sulfur coal to decline materially.

Coal-fired power plants are subject to extensive environmental regulation, particularly with respect to air emissions. For example, the Clean Air Act, and similar state and local laws and related regulations, place annual limits on emissions of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds, including emissions by electric power generators, which are the largest end-users of our coal. The ability of coal-fired power plants to burn the high-sulfur coal we produce may be limited without the use of costly pollution control devices such as scrubbers, the purchase of emission allowances, the blending of our high-sulfur coal with low-sulfur coal or other means to reduce emissions.

Projected demand growth for high-sulfur coal in our primary market area is largely dependent on planned installations of scrubbers at new and existing coal-fired power plants that use or plan to use high-sulfur coal as a fuel. The timing and amount of these scrubber installations may be affected by, among other things, anticipated changes in air quality laws and regulations and the price and availability of sulfur dioxide emissions allowances. To the extent that these scrubber installations do not occur or are substantially delayed and sufficient sulfur dioxide allowances are unavailable or are prohibitively expensive, demand for our high-sulfur coal could materially decrease, which could adversely affect our business, results of operations and ability to make distributions to our unitholders.

There have been a large number of recent changes to regulations issued pursuant to the Clean Air Act. Notably, on July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”) which had been proposed in 2010 as the Clean Air Transport Rule and is intended to replace the Clean Air Interstate Rule. CSAPR limits sulfur dioxide and nitrogen oxide emissions from power plants in 27 Eastern states. Although CSAPR is currently subject to legal challenge, many of our customers could be significantly affected by CSAPR, which requires significant sulfur dioxide emission reductions beginning in 2012 and in 2014. For a more detailed discussion of the regulation of air emissions, please read “Item 1. Business — Mining and Environmental Regulation — Clean Air Act” in our Annual Report.

We may be unable to obtain, maintain or renew permits necessary for our operations, which would materially reduce our production, cash flows and profitability.

As is typical in the coal industry, our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves within the timeline specified in our surface mining plan. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, which may increase the costs or possibly preclude the continuance of ongoing mining operations or the development of future mining operations. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The slowing pace at which necessary permits are issued, amended or renewed for new and existing mines has materially impacted coal production. Permitting by the Army Corps of Engineers, the EPA and the Department of the Interior has become subject to enhanced review and stricter enforcement, especially under the Clean Water Act the (“CWA”) to reduce the harmful Environmental consequences of mountain-top mining, especially in Central Appalachia. On July 21, 2011, the EPA issued final guidance for the environmental review of permits issued by state and federal agencies pursunt to the CWA with respect to mountain-top mining in Central Appalachia. This final guidance replaces the EPA’s interim final guidance issued on April 1, 2010.

Based on our current surface mining plan, we have proven and probable coal reserves with active permits that will allow us to mine for approximately three years. Typically, we submit the necessary permit applications 12 to 30 months before we plan to mine a new area. Some of our required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all, and in some instances we have had to abandon or substantially limit or delay the mining of coal in certain areas covered by the application in order to obtain required permits and approvals. We expect that mining permits will be further delayed in the future if the EPA continues its enhanced review of CWA applications. If the required permits are not issued, amended or renewed in a timely fashion or at all, or if such permits are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production and operations, and our business, results of operations and ability to make distributions to our unitholders could be adversely affected. Please read “Item 1. Business — Mining and Environmental Regulation” in our Annual Report.

Item 5. Other Information

Mine Safety and Health Disclosures

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

In 2010, in response to additional underground mine accidents, Congress expanded mine safety disclosure requirements pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Act. On December 15, 2010, the SEC issued proposed rules to implement Section 1503 by outlining the way in which mining companies must disclose to investors certain information about mine safety and health standards. During the third quarter of 2011, for each coal mine we operated: the total number of violations of mandatory health or safety standards that could significantly and substantially (“S&S”), contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the Mine Safety and Health Administration (“MSHA”) was seventeen (17) as shown in the following Table OXF-MSHA-1; the total number of orders issued under Section 104(b) of the Mine Act was zero (0); the total number of citations and orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act was zero (0); the total number of flagrant violations under Section 110(b)(2) of the Mine Act was zero (0); the total number of imminent danger orders issued under Section 107(a) of the Mine Act was zero (0); and the total dollar value of the proposed assessments from MSHA under the Mine Act was $18,036. In addition, no coal mine of which we were the operator received written notice from MSHA of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under Section 104(e) of the Mine Act. The legal actions that were pending as of the end of the third quarter of 2011 before the Federal Mine Safety and Health Review Commission (the “Commission”) are shown in the following Table OXF-MSHA-2.

Table: OXF-MSHA-1

Third Quarter Ended September 30, 2011

Mining Complex	(A) Section 104	(B) Section 104(b)	(C) Section 104(d)	(D) Section 110(b)(2)	(E) Section 107(a)	(F) Proposed Assess- ments	(G) Fatalities	(H) Pending Legal Action
Cadiz	0	—	—	—	—	$100.00	—	—
Tuscarawas County	0	—	—	—	—	$300.00	—	—
Belmont County	0	—	—	—	—	$—	—	—
Plainfield	0	—	—	—	—	$100.00	—	1
New Lexington	0	—	—	—	—	$—	—	—
Harrison	2	—	—	—	—	$—	—	—
Noble County	0	—	—	—	—	$—	—	—
Muhlenberg County	15	—	—	—	—	$17,536.00	—	1
Totals	17	—	—	—	—	$18,036.00	—	2

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act (30 U.S.C. 814) for which the operator received a citation from MSHA.
(B)	The total number of orders issued under section 104(b) of the Mine Act (30 U.S.C. 814(b)).
(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act (30 U.S.C. 814(d)).
(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act (30 U.S.C. 820(b)(2)).
(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act (30 U.S.C. 817(a)).
(F)	The total dollar value of proposed assessments from MSHA under the Mine Act (30 U.S.C. 801 et seq.). Includes proposed assessments for non-S&S citations.
(G)	The total number of mining-related fatalities.
(H)	Any pending legal action before the Commission involving such coal or other mine. See Table OXF-MSHA-2 below for information regarding pending legal actions.

Table: OXF-MSHA-2

Legal Actions Pending as of September 30, 2011

DOCKET NUMBER MSHA MINE NAME OXFORD MINE COMPLEX/NAME MSHA ID NUMBER	CITATION NO.	DATE ISSUED	PROPOSED CIVIL PENALTY ASSESSMENT		STATUS
LAKE 2009-381-M Oxford Mining #2 Plainfield/Adamsville* 33-04213 *Adamsville mine—reclaimed	7141549 7141550	11/3/2008 11/10/2008	$ $	460 460	Petition for civil penalty assessment for two citations regarding brake lights on mobile equipment. The proposed civil penalty assessment became a final order on January 16, 2009, but the notice of contest was mailed to an incorrect address. A Motion to Reopen the Penalty Assessment was filed on March 19, 2009 and unopposed by the Secretary of Labor. The Commission has approved the Motion, and the matter was assigned to Administrative Law Judge Barbour pending issuance of a Petition for Penalty Assessment. Settlement discussions have been unable to resolve the matter, which has yet to be set for trial.

KENT 2011-1431 KO Mine Muhlenberg County	8505101 8505108 8505109 8505119 8505120	5/31/2011 6/2/2011 6/2/2011 6/21/2011 6/31/2011			Five citations were issued regarding a haul truck’s wheel seal, emergency steering and pre-operational check, excessive wear on a grader’s main steering link’s joint studs and the pre-operational check on the same grader. The citations were timely contested. On September 15, 2011, the Secretary of Labor requested a 90-day extension of time in which to file the Petition for Assessment of Civil Penalty. The extension was requested to allow the parties to enter settlement negotiations and attempt to resolve the matter. Administrative Law Judge Robert J. Lesnick approved the motion for extension on September 30, 2011.

Item 6. Exhibits

The exhibits listed in the Exhibits Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

OXFORD RESOURCE PARTNERS, LP

By: OXFORD RESOURCES GP, LLC, its general partner

By:	/s/ CHARLES C. UNGUREAN
Charles C. Ungurean
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JEFFREY M. GUTMAN
Jeffrey M. Gutman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2	Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.3	Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4	Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

31.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2011 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010; (iii) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) our Condensed Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2011 and 2010; and (v) the notes to our Condensed Consolidated Financial Statements. This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).