Form 10-K
period 2011-12-31
Oxford Resource Partners LP
filed 2012-03-14
CIK 1412347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NO.: 001-34815

OXFORD RESOURCE PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	77-0695453
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $211,862,000 as of June 30, 2011, based on the reported closing price of the common units as reported on the New York Stock Exchange on such date.

As of March 9, 2012, 10,409,027 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

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

We currently have 19 active surface mines one of which became an active mine in the first quarter of 2012, that are managed as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During 2011, we produced 8.0 million tons of coal. During 2011, we sold 8.5 million tons of coal, including 0.4 million tons of purchased coal. As a result, our coal inventory on hand decreased by approximately 0.1 million tons. As is customary in the coal industry, we have entered into long-term coal sales contracts with most of our customers. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more.

As of December 31, 2011, we owned and/or controlled 88.0 million tons of proven and probable coal reserves, of which 63.3 million tons were associated with our surface mining operations and the remaining 24.7 million tons consisted of underground coal reserves that we have subleased to a third party in exchange for an overriding royalty. Historically, we have been successful at replacing the reserves depleted by our annual production and growing our reserve base by acquiring reserves with low operational, geologic and regulatory risks and that were located near our mining operations or that otherwise had the potential to serve our primary market area. In 2011, we acquired 5.9 million tons of proven and probable coal reserves, an amount approximately equal to 74% of our 2011 production.

The following table summarizes our mining complexes, our coal production for the year ended December 31, 2011 and our coal reserves as of December 31, 2011:

		As of December 31, 2011
Mining Complexes	Production for the Year Ended December 31, 2011	Total Proven & Probable Reserves(1)	Proven Reserves(1)	Probable Reserves(1)	Average Heat Value (BTU/lb.)	Average Sulfur Content (%)	Primary Transportation Methods
	(in million tons)
Surface Mining Operations:
Northern Appalachia - (principally Ohio)
Cadiz	1.7	9.0	9.0	—	11,510	3.4	Barge, Rail
Tuscarawas County	0.9	6.4	6.4	—	11,630	3.9	Truck
Plainfield	0.2	5.4	5.4	—	11,530	4.4	Truck
Belmont County	1.0	9.0	8.7	0.3	11,730	4.1	Barge
New Lexington	0.8	4.7	4.4	0.3	11,580	4.0	Rail
Harrison(3)	0.8	4.3	4.1	0.2	11,990	1.8	Barge, Rail, Truck
Noble County (2)	0.4	2.4	2.2	0.2	11,180	4.6	Barge, Truck
Illinois Basin (Kentucky)
Muhlenberg County	2.2	22.1	21.4	0.7	11,327	3.5	Barge, Truck

Total Surface Mining Operations	8.0	63.3	61.6	1.7

Underground Coal Reserves:
Northern Appalachia (Ohio)
Tusky(4)		24.7	19.3	5.4	12,900	2.1

Total Underground Coal Reserves		24.7	19.3	5.4

Total		88.0	80.9	7.1

(1)

Reported as recoverable coal reserves, which is the portion of the coal that could be economically produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield.

(2)	We added one new mine at our Noble County Complex since December 31, 2011, which is reflected in the table above. The new mine replaced a mine which we closed in December 2011.
(3)

The Harrison mining complex is owned by Harrison Resources, our joint venture with CONSOL Energy. We own 51% of Harrison Resources and CONSOL Energy owns the remaining 49% through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2011 as required by U.S. generally accepted accounting principles, or GAAP, coal production and proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources. Please read “– Mining Operations – Northern Appalachia – Harrison Mining Complex.”

(4)

Please read “– Mining Operations – Underground Coal Reserves” for more information about our underground coal reserves at the Tusky mining complex, which we have subleased to a third party in exchange for an overriding royalty.

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

We were formed in August 2007 by American Infrastructure MLP Fund, L.P., or AIM, and C&T Coal, Inc., or C&T Coal. AIM is a private investment firm specializing in natural resources, infrastructure and real property. AIM, along with certain of the funds that AIM advises, indirectly owns all of the ownership interests in AIM Oxford Holdings, LLC, or AIM Oxford, the entity it used to form us in 2007. Brian D. Barlow, Matthew P. Carbone and George E. McCown serve on the board of directors of our general partner and are principals of AIM and have ownership interests in AIM. C&T Coal is owned by our founders, Charles C. Ungurean, the President and Chief Executive Officer of our general partner and a member of the board of directors of our general partner, and Thomas T. Ungurean, the Senior Vice President, Equipment, Procurement and Maintenance of our general partner. Each of our two founders has over 39 years of experience in the coal mining industry. In connection with our formation, our founders contributed all of their interests in Oxford Mining Company to us and agreed that they would not compete with us in the coal mining business in Illinois, Kentucky, Ohio, Pennsylvania, West Virginia and Virginia. This non-compete agreement is in effect until August 24, 2014.

Our founders formed Oxford Mining Company in 1985 to provide contract mining services to a mining division of a major oil company. In 1989, our founders transitioned Oxford Mining Company from a contract miner into a producer of its own coal reserves. In January 2007, Oxford Mining Company entered into a joint venture, Harrison Resources, with a subsidiary of CONSOL Energy to mine surface coal reserves purchased from CONSOL Energy. In September 2009, we acquired the active surface mining operations of Phoenix Coal Corporation (“Phoenix Coal”). The Phoenix Coal acquisition provided us with an entry into the Illinois Basin in western Kentucky and included one mining complex comprised of four mines as well as the Island river terminal on the Green River in western Kentucky.

Industry Overview

Coal is ranked by heat content, with bituminous, sub-bituminous and lignite coal representing the highest to lowest heat ranking, respectively. Coal is also categorized as either steam coal or metallurgical coal. Steam coal is used by utilities and independent power producers to generate electricity and metallurgical coal is used by steel companies to produce metallurgical coke for use in blast furnaces. The U.S. Department of Energy’s Energy Information Administration, or the EIA, forecasts that coal-fired electric power generation will increase from 2011 through 2035 by 5.7%, with steam coal remaining the dominant fuel source in the future.

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

Overview of U.S. Market

The majority of coal consumed in the United States is used to generate electricity, with the balance used by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In 2011, coal-fired power plants produced approximately 44.0% of all electric power generation and steam coal accounted for 93% of total coal consumption.

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

Mining Operations

We currently have 19 active surface mines one of which became an active mine in 2012, that are managed as eight mining complexes. We define a mining complex as a group of mines that are located in close proximity to each other or that routinely sell coal to the same customer. Our transportation facilities include two river terminals and two rail loading facilities. Our mining facilities include two wash plants, six blending facilities and fourteen crushing facilities.

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

In both Northern Appalachia and the Illinois Basin, we operate large electric and hydraulic shovels matched with a fleet of 240-ton haul trucks and 200-ton haul trucks. We also deploy a fleet of over 75 large Caterpillar D-11 and similar class dozers. We employ preventive maintenance and rebuild programs to ensure that our equipment is well-maintained. These rebuild programs are performed by third-party contractors. We assess the equipment utilized in our mining operations on an ongoing basis and replace it with new, more efficient units on an as-needed basis.

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

Depending on coal quality and customer requirements, in most cases our coal is crushed and shipped directly from our mines to our customers. However, blending different types or grades of coal may be required from time to time to meet the coal quality and specifications of our customers. Coal of various sulfur and ash contents can be mixed or “blended” to meet the specific combustion and environmental needs of customers. Blending is typically done at our five blending facilities:

•	our Barb Tipple blending and coal crushing facility that is adjacent to one of our customer’s power plants near Coshocton, Ohio;

•	our Strasburg wash plant near Strasburg, Ohio;

•	our Bellaire river terminal on the Ohio River;

•	our Island river terminal and transloading facility on the Green River in western Kentucky; and

•	our Stonecreek coal crushing facility located in Tuscarawas County, Ohio.

The following map shows the locations of our Northern Appalachia mining operations and coal reserves and related transportation infrastructure.

The following map shows the locations of our Illinois Basin mining operations and coal reserves and related transportation infrastructure.

Northern Appalachia

We operate seven surface mining complexes in Northern Appalachia, substantially all of which are located in eastern Ohio. For the year ended December 31, 2011, our mining complexes in Northern Appalachia produced an aggregate of 5.8 million tons of steam coal. The following table provides summary information regarding our mining complexes in Northern Appalachia as of December 31, 2011 and for the years indicated:

	Transportation Facilities Utilized		Transportation	Number of Active	Tons Produced for the Years Ended December 31,
Mining Complex	River Terminal	Rail Loadout	Method(1)	Mines	2011	2010	2009
					(in millions)
Cadiz	Bellaire	Cadiz	Barge, Rail	4	1.7	1.4	1.1
Tuscarawas County	—	—	Truck	5	0.9	0.9	0.9
Plainfield	—	—	Truck	1	0.2	0.3	0.5
Belmont County	Bellaire	—	Barge	3	1.0	1.1	1.3

New Lexington	—	New Lexington	Rail	1	0.8	0.6	0.6

Harrison(3)	Bellaire	Cadiz	Barge, Rail, Truck	1	0.8	1.0	0.7
Noble County (2)	Bellaire	—	Barge, Truck	1	0.4	0.5	0.3

Total				16	5.8	5.8	5.4

(1)

Barge means transported by truck to our Bellaire river terminal and then transported to the customer by barge. Rail means transported by truck to a rail facility and then transported to the customer by rail. Truck means transported to the customer by truck.

(2)	We added one new mine at our Noble County Complex since December 31, 2011, which is reflected in the table above. The new mine replaced a mine which we closed in December 2011.
(3)

The Harrison mining complex is owned by Harrison Resources, our joint venture with CONSOL Energy. We own 51% of Harrison Resources and CONSOL Energy owns the remaining 49% of Harrison Resources indirectly through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for each December 31 year-end as required by GAAP, coal production attributable to the Harrison mining complex is presented on a gross basis assuming we owned 100% of Harrison Resources. Please read “— Harrison Mining Complex.”

Cadiz Mining Complex. The Cadiz mining complex is located principally in Harrison County, Ohio and includes reserves located in Jefferson County, Ohio and Washington County, Pennsylvania. It currently consists of the Daron, Bundy, Ellis and County Road 29 mines. We began our mining operations at this mining complex in 2000. Operations at the Cadiz mining complex target the Pittsburgh #8, Redstone #8A and Meigs Creek #9 coal seams. As of December 31, 2011, the Cadiz mining complex included 9.0 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes two coal crushers, a truck scale and the Cadiz rail loadout. Coal produced from the Cadiz mining complex is trucked either to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, or trucked to our Cadiz rail loadout facility on the Ohio Central Railroad and then transported by rail to the customer. This mining complex uses the area, contour, auger and highwall miner methods of surface mining. This mining complex produced 1.7 million tons of coal for the year ended December 31, 2011.

Tuscarawas County Mining Complex. The Tuscarawas County mining complex is located in Tuscarawas, Columbiana and Stark Counties, Ohio, and currently consists of the Stonecreek, Stillwater, Lisbon, Strasburg and East Canton mines. We began our mining operations at this mining complex in 2003. Operations at this mining complex target the Brookville #4, Lower Kittanning #5, Middle Kittanning #6, Upper Freeport #7 and Mahoning #7A coal seams. As of December 31, 2011, the Tuscarawas County mining complex included 6.4 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes three coal crushers with truck scales, Stonecreek and Strasburg blending facilities and the Strasburg wash plant. Coal produced from the Tuscarawas County mining complex is transported by truck directly to our customers, our Barb Tipple blending and coal crushing facility or our Strasburg wash plant. Coal trucked to our Barb Tipple blending and coal crushing facility or our Strasburg wash plant is then transported by truck to the customer after processing is completed. This mining complex uses the area, contour, auger and highwall miner methods of surface mining. This mining complex produced 0.9 million tons of coal for the year ended December 31, 2011.

Plainfield Mining Complex. The Plainfield mining complex is located in Muskingum, Guernsey and Coshocton Counties, Ohio, and currently consists of the Otsego mine. We began our mining operations at this mining complex in 1990. Operations at the Plainfield mining complex target the Middle Kittanning #6 coal seam. As of December 31, 2011, the Plainfield mining complex included 5.4 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes our Barb Tipple blending and coal crushing facility and truck scale. The majority of the coal produced from the Plainfield mining complex is trucked to our Barb Tipple facility for crushing and blending or directly to the customer. Coal trucked to our Barb Tipple facility is transported by truck to the customer after processing is completed. Some of the coal production from this mining complex is trucked to our Strasburg wash plant and then transported by truck to the customer. This mining complex uses contour, auger and highwall miner methods of surface mining. This mining complex produced 0.2 million tons of coal for the year ended December 31, 2011.

Belmont County Mining Complex. The Belmont County mining complex is located in Belmont County, Ohio, and currently consists of the Lafferty, Jeffco and Wheeling Valley mines. We began our mining operations at this mining complex in 1999. Operations at the Belmont County mining complex target the Pittsburgh #8 and Meigs Creek #9 coal seams. As of December 31, 2011, the Belmont County mining complex included 9.0 million tons of proven and probable coal reserves. Coal produced from this mining complex is primarily transported by truck to our Bellaire river terminal on the Ohio River. Coal produced from this mining complex is crushed and blended at the Bellaire river terminal before it is loaded onto barges for shipment to our customers on the Ohio River. This mining complex uses area, contour, auger and highwall miner methods of surface mining. This mining complex produced 1.0 million tons of coal for the year ended December 31, 2011.

New Lexington Mining Complex. The New Lexington mining complex is located in Perry, Athens and Morgan Counties, Ohio, and currently consists of the New Lexington mine. We began our mining operations at this mining complex in 1993. Operations at the New Lexington mining complex target the Lower Kittanning #5, Middle Kittanning #6 and Pittsburgh #8 coal seams. As of December 31, 2011, the New Lexington mining complex included 4.7 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes a coal crusher, a truck scale and the New Lexington rail loadout. Coal produced from the New Lexington mining complex is delivered via-off highway trucks to our New Lexington rail loadout facility on the Ohio Central Railroad where it is then transported by rail to the customer. This mining complex uses the area, auger and highwall miner method of surface mining. This mining complex produced 0.8 million tons of coal for the year ended December 31, 2011.

Harrison Mining Complex. The Harrison mining complex is located in Harrison County, Ohio, and currently consists of the Harrison mine. Mining operations at this mining complex began in 2007. The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL Energy owns the remaining 49% of Harrison Resources indirectly through one of its subsidiaries. We entered into this joint venture in 2007 to mine coal reserves purchased from CONSOL Energy. We manage all of the operations of, and perform all of the contract mining and marketing services for, Harrison Resources. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2011 as required by GAAP, coal production and proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources.

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

Operations at the Harrison mining complex target the Pittsburgh #8, Redstone #8A and Meigs Creek #9 coal seams. As of December 31, 2011, the Harrison mining complex included 4.3 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes a coal crusher and a truck scale. Coal produced from the Harrison mining complex is trucked to our Bellaire river terminal, our Cadiz rail loadout facility or directly to the customer. Coal trucked to our Bellaire river terminal is transported to the customer by barge and coal trucked to our Cadiz rail loadout facility is transported to the customer by rail. This mining complex uses the area method of surface mining. This mining complex produced 0.8 million tons of coal for the year ended December 31, 2011.

Noble County Mining Complex. The Noble County mining complex is located in Noble and Guernsey Counties, Ohio, and currently consists of the Shuman mine. We began our mining operations at this mining complex in 2006. Operations at the Noble County mining complex target the Pittsburgh #8 and Meigs Creek #9 coal seams. As of December 31, 2011, the Noble County mining complex included 2.4 million tons of proven and probable coal reserves. Coal produced from this mining complex is trucked to our Bellaire river terminal on the Ohio River or to our Barb Tipple facility. Coal trucked to our Bellaire river terminal is then transported by barge to the customer. Coal trucked to our Barb Tipple blending and coal crushing facility is transported by truck to the customer after processing is completed. The Noble County mining complex uses the area, contour and auger methods of surface mining. This mining complex produced 0.4 million tons of coal for the year ended December 31, 2011.

Illinois Basin

We operate one surface mining complex in the Illinois Basin, which is located in western Kentucky. For the year ended December 31, 2011, this mining complex produced an aggregate of 2.2 million tons of steam coal. The following table provides summary information regarding our mining complex in the Illinois Basin as of December 31, 2011 and for the year then ended:

					Tons Produced for the
					Years Ended December 31,		Quarter Ended December 31,
Mining Complex	River Terminal	Rail Loadout	Method(1)	Mines	2011	2010	2009 (2)
					(in millions)
Muhlenberg County	Island	—	Barge, Truck	3	2.2	1.7	0.4

(1)	Barge means transported by truck to our Island river terminal and then transported to the customer by barge. Truck means transported to the customer by truck.
(2)	We acquired this mining complex in October of 2009.

Muhlenberg County Mining Complex. The Muhlenberg County mining complex is located in Muhlenberg and McClean Counties, in western Kentucky, and currently consists of the Schoate, Highway 431, and Rose France mines. We began our mining operations at this mining complex in October 2009. Operations at the Muhlenberg County mining complex target the #5, #6, #9, #10, #11, #12 and #13 coal seams of the Illinois Basin. As of December 31, 2011, the Muhlenberg County mining complex included 22.1 million tons of proven and probable coal reserves. The infrastructure at this mining complex includes four coal crushers and our Island river terminal. Coal produced from this mining complex is usually crushed at the mine site and then trucked to our Island river terminal on the Green River or directly to the customer. Coal trucked to our Island river terminal is then transported to the customer by barge. This mining complex uses the area method of surface mining. This mining complex produced 2.2 million tons of steam coal during the year ended December 31, 2011.

Underground Coal Reserves

We began our underground mining operation at the Tusky mining complex in late 2003 after leasing our underground coal reserves from a third party in exchange for a royalty based on tonnage sold. In June 2005, we sold the Tusky mining complex, and we subleased our underground coal reserves associated with that complex to the purchaser in exchange for an overriding royalty. Our overriding royalty is equal to a percentage of the sales price received by our sublessee for the coal produced from our underground coal reserves. In addition, our sublessee is obligated to pay the royalty we owe to our lessor. We have 13 years remaining on the lease for our underground coal reserves, and our sublessee has 13 years remaining on its sublease from us.

Reclamation

We are committed to minimizing our environmental impact during the mining process. However, there is always some degree of impact. To minimize the long-term environmental impact of our mining activities, we plan and monitor each phase of our mining projects as well as our post-mining reclamation efforts. As of December 31, 2011, we had approximately $38.5 million in surety bonds and $14,000 in cash bonds outstanding to secure the performance of our reclamation obligations. Additionally, as of December 31, 2011, our surety bonds were supported by approximately $7.5 million in letters of credit. In addition to providing surety bonds, we have also made a significant investment to complete the required reclamation activities in a timely and professional manner to cause our surety bonds to be released. We perform reclamation activities on a continuous basis as our mining activities progress.

Approximately 79% of our active surface mining permits are associated with coal reserves that were mined by other coal producers prior to the implementation of the Surface Mining Control & Reclamation Act of 1977, or SMCRA. We are able to economically mine these reserves due to increased coal pricing and improved mining technologies compared to the pre-SMCRA period. Reclamation standards prior to SMCRA were considerably lower than today’s standards. These pre-SMCRA mining areas have unreclaimed highwalls and often have water quality or vegetation deficiencies. Our mining activities not only recover coal that was left behind by previous operators, but also significantly reduce the environmental and safety hazards created by their pre-SMCRA mining activities. Although we have reclamation obligations with respect to these pre-SMCRA mining areas, these obligations are typically no greater than the reclamation obligations for newly mined reserves.

Surface or groundwater that comes in contact with materials resulting from mining activities can become acidic and contain elevated levels of dissolved metals, a condition referred to as Acid Mine Drainage, or AMD. We have seven mining permits that are identified on Ohio’s AMD Inventory List. Only one of these sites, associated with the Strasburg wash plant, requires continuous AMD treatment, for which we have estimated the present value of the projected annual treatment cost at approximately $224,000 per year. While we anticipate that AMD treatment will not be required once reclamation is completed, it is possible that AMD treatment will be required for some time and current AMD treatment costs could escalate due to changes in flow or water quality. Three sites on the AMD Inventory List have been recommended by Ohio for removal from the AMD Inventory List and the remaining sites are being monitored to assess long-term AMD treatment issues.

Limestone

At our Daron and Strasburg mines, we remove limestone in order to mine the underlying coal. We sell this limestone to a third party that crushes and processes the limestone before it is sold to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from sales of this limestone. During 2011 we produced and sold 0.9 million tons of limestone, and our revenues for the year ended December 31, 2011 included $3.5 million in limestone sales.

Based on estimates from our internal engineers, our Cadiz mining complex has 6.4 million tons of proven and probable limestone reserves as of December 31, 2011. All of these limestone reserves were assigned reserves, which are limestone reserves that can be recovered without a significant capital expenditure for mine development.

Other Operations

During 2011, we generated $2.6 million of revenue from a variety of services we performed in connection with our surface mining operations. This revenue included the following:

•	service fees we earned for operating a transloader for a third party that offloads coal from railcars on the Ohio Central Railroad at one of our customer’s power plants;

•

service and leasing fees we earned for providing earth-moving services for and leasing equipment to Tunnell Hill Reclamation, LLC, a landfill operator and subsidiary of Tunnel Hill Partners, LP, an entity owned by our sponsors;

•	service fees we earned for hauling and disposing of ash at a third party landfill for two municipal utilities; and

•	service fees we earned for providing barge loading services, to third-party coal providers, at our Island river terminal and transloading facility on the Green River in western Kentucky.

For more information regarding our relationships and our sponsors’ relationships with Tunnel Hill Partners, LP, please read “Certain Relationships and Related Transactions, and Director Independence.”

Customers

General

We market the majority of the coal we produce to base-load power plants in our six-state market area under long-term coal sales contracts. Our primary customers are major electric utilities, municipalities and cooperatives and industrial customers. For the year ended December 31, 2011, we derived 77.6% of our revenues from coal sales to electric utilities (including sales through brokers), 12.2% from coal sales to municipalities and cooperatives, 7.6% from coal sales to industrial customers and the remaining 2.6% from a mixture of sales of non-coal material such as limestone, royalty payments on our underground coal reserves and fees for services we performed for third parties.

Long-Term Coal Sales Contracts

For the past five years over 90% of our coal sales were made under long-term coal sales contracts and we intend to continue to enter into long-term coal sales contracts for substantially all of our annual coal production. We believe our long-term coal sales contracts reduce our exposure to fluctuations in the spot price for coal and provide us with a more reliable and stable revenue base. Our long-term coal sales contracts also allow us to partially mitigate our exposure to rising costs to the extent those contracts have full or partial cost pass through or cost adjustment provisions.

For 2012, 2013, 2014 and 2015, we currently have long-term coal sales contracts for coal sales of 7.3 million tons, 6.5 million tons, 5.5 million tons and 4.0 million tons, respectively. These tonnages assume the successful renegotiation of some of our long-term coal sales contracts which contain provisions that provide for price reopeners. Two of our long-term coal sales contracts with the same customer provide for market-based adjustments to the initial contract price every three years. These two long-term coal sales contracts will terminate effective December 31, 2012 if we cannot agree upon a market-based price with the customer by September 30, 2012. In addition, we have one long-term coal sales contract with another customer that will terminate effective December 31, 2013 if we cannot agree upon a market-based price with the customer by June 30, 2013. The coal tonnage which is involved for these three contracts is 1.0 million tons for 2013, 1.4 million tons for 2014 and 0.9 million tons for 2015.

The terms of our coal sales contracts result from competitive bidding and negotiation with customers. As a result, the terms of these contracts vary by customer. However, most of our long-term coal sales contracts have full or partial cost pass through and/or cost adjustment provisions. For 2012, 2013, 2014 and 2015, 70%, 72%, 61% and 48% of the coal, respectively, that we have committed to deliver under our current long-term coal sales contracts are subject to full or partial cost pass through provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for such items as fuel, explosives and/or labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices.

Some long-term coal sales contracts contain option provisions that give the customer the right to elect to purchase additional tons of coal during the contract term at the same price as the fixed tons provided for in the contract. We have outstanding option tons of 0.4 million for each of 2012 through 2014 and 0.7 million for 2015. If there are customer elections to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production at our mining complexes.

We concluded our long-standing negotiations with American Electric Power Service Corporation (“AEP”) to amend our long-term coal sales contract with them in October of 2011. The mutual goal of the parties was achieved to amend the contract to extend the term of the agreement, establish a future pricing methodology acceptable to both parties, and adjust the amounts of fixed and optional coal tonnage covered by the contract. In this amendment, the pricing is tied to and adjusted periodically based on indices reflecting current market pricing, and pricing adjusters were eliminated. By reason of this amendment, the current term of the contract now runs through 2015, and it can be automatically extended for a further three-year term through 2018 if AEP gives us eighteen months advance notice of its election to extend the contract. Further, in more recent negotiations we have reached an agreement in principle to reduce the 2012 contract tonnage in exchange for a compensating increase in pricing, and we are working to formalize that arrangement in a contract amendment.

On March 2, 2012, we received a notice of contract termination from Big Rivers Electric Corporation (“Big Rivers”). The notice notified us that Big Rivers was terminating the Amended and Restated Coal Supply Agreement between Big Rivers and us (the “Big Rivers Agreement”) effective as of the close of business on March 2, 2012, pursuant to provisions of the Big Rivers Agreement permitting termination in certain circumstances where coal deliveries have not conformed to the quality specifications in the Big Rivers Agreement. The Big Rivers Agreement provides for us to supply to Big Rivers 800,000 tons of coal per year, and absent any termination thereof the term of the Big Rivers Agreement runs until December 31, 2015. We have met with representatives of Big Rivers on two occasions following this action (on March 7 and March 12, 2012), but have been unable to achieve any satisfactory resolution of the issues during these meetings. We are assessing the validity of the termination notice and any recourse that we may have under the Big Rivers Agreement or otherwise with respect to the actions by Big Rivers, including the termination. We are also assessing the financial and operational impact that such a termination would have on us and reviewing various alternatives, including without limitation mine closure(s) and related cost reduction measures, to compensate for and/or lessen any impact from such actions by Big Rivers and to bring our production and related cost structure in balance with our remaining contractual commitments.

Quality and volumes for the coal are stipulated in our coal sales contracts, and in some instances our customers have the option to vary annual or monthly volumes. Most of our coal sales contracts contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash, hardness and ash fusion temperature. Some of our coal sales contracts specify approved locations from which coal must be sourced. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or ultimately termination of the contracts. Some of our contracts set out mechanisms for temporary reductions or delays in coal volumes in the event of a force majeure, including events such as strikes, adverse mining conditions, mine closures, or transportation disruptions that affect us as well as unanticipated customer plant outages that may affect the customer’s ability to receive and/or use coal deliveries.

Customer Concentration

We derived 92.3% of our total revenues from coal sales to our ten largest customers for the year ended December 31, 2011, with our top five customers accounting for 77.8% of our total revenues. For the year ended December 31, 2011, we derived 34.9%, 14.5%, 11.0%, 10.9% and 6.5% of our revenues from AEP, First Energy, Big Rivers Electric, East Kentucky Power Cooperative and Duke Energy, respectively.

Transportation

Our coal is delivered to our customers by barge, truck or rail. Approximately 57% of the coal we shipped during 2011 was transported to our customers by barge, which is generally cheaper than transporting coal by truck or rail. We operate river terminals on the Ohio River in eastern Ohio and the Green River in western Kentucky, which have annual throughput capacities of approximately 4 million tons and 3 million tons, respectively. We also use third-party trucking to transport coal to our customers. In addition, certain of our mines are located near rail lines. On April 1, 2006, we entered into a long-term transportation contract for rail services, which has been amended and extended through March 31, 2012. Our customers typically pay the transportation costs from river terminals, where barges are loaded, to their location. We typically pay for the cost of transporting the coal by rail and/or truck to river terminals, rail loading facilities or directly to our customer’s site(s). For the year ended December 31, 2011, 57%, 42% and 1% of our coal sales tonnage was shipped by barge, truck and rail, respectively.

We believe that we have good relationships with our rail carrier and trucking companies due, in part, to our modern coal-loading facilities and the working relationships and experience of our general partner’s transportation and distribution employees.

Suppliers

For the year ended December 31, 2011, expenses we incurred to obtain goods and services in support of our mining operations were approximately $154.1 million, excluding capital expenditures. Principal supplies and services used in our business include diesel fuel, oil, explosives, maintenance and repair parts and services, and tires and lubricants. For the year ended December 31, 2011, we managed our risk from rising fuel prices through both the use of fixed priced forward contracts that provide for physical delivery and the use of escalation and fuel pass through clauses in agreements with key customers. These fixed priced forward contracts have terms ranging from six months to one year and generally do not have collateral requirements.

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

Our Safety and Environmental Programs and Procedures

We continually strive to operate our mines with a focus on safety. Over the last 5 years, our Mine Safety and Health Administration, or MSHA, reportable incident rate was, on average, 2.0 which is equal to the national surface mine average. Our safety record can be attributed to our extensive safety program, which includes, among other things, (i) employing two full-time safety professionals, (ii) implementing policies and procedures to protect employees and visitors at our mines, (iii) utilizing experienced third-party blasting professionals to conduct our blasting activities, (iv) requiring a certified surface mine foreman to be in charge of the activities at each mine and (v) ensuring that each employee undergoes the required safety, hazard and task training.

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

Mining Permits and Approvals

Numerous federal, state or local governmental permits or approvals are required to conduct coal mining and reclamation operations. The application process can require us to prepare and present data to governmental authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon human health or the environment. The permitting requirements imposed by governmental authorities are costly and have become subject to more enhanced scrutiny, increased public participation and judicial challenge, which may delay commencement or continuation of mining operations.

In order to obtain federal and state mining permits and approvals, mine operators or applicants must submit a reclamation plan for restoring the mined land to its prior productive or other approved use. Typically, we submit the necessary permit applications 12 to 30 months before we plan to mine a new area. Some required mining permits have become increasingly difficult to obtain in a timely manner or at all, and in some instances we may have to abandon coal in certain areas of the application in order to obtain permit approvals. The application review process has become increasingly longer and has more often become subject to legal challenge by environmentalists and other advocacy groups.

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

Surface Mining Control and Reclamation Act

SMCRA establishes mining, reclamation and environmental protection standards for all aspects of surface coal mining, including the surface effects of underground coal mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining, or the OSM, or from the applicable state agency if the state has obtained primacy. A state may achieve primacy if it develops a regulatory program that is no less stringent than the federal program and is approved by OSM. Our mines are located in Ohio, Pennsylvania, West Virginia and Kentucky, each of which has primacy to administer the SMCRA program in its territory.

SMCRA permit provisions include a complex set of requirements, which include, among other things, coal exploration, mine plan development, topsoil or a topsoil removal alternative, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, disposal of excess spoil, protection of the hydrologic balance, surface runoff and drainage control, establishment of suitable post-mining land uses and re-vegetation. The process of preparing a mining permit application begins by collecting baseline data to adequately characterize the pre-mining environmental conditions of the permit area. This work is typically conducted by third-party consultants with specialized expertise and often includes surveys or assessments of the following: cultural and historical resources, geology, soils, vegetation, aquatic organisms, wildlife, potential for threatened, endangered or other special status species, surface and groundwater hydrology, climatology, riverine and riparian habitat and wetlands. The geologic data and information derived from these surveys or assessments are used to develop the mining and reclamation plans presented in the permit application. The mining and reclamation plans address the provisions and performance standards of the state’s equivalent SMCRA regulatory program, and are also used to support applications for other permits or authorizations required to conduct coal mining activities. Also included in the permit application is information used for documenting surface and mineral ownership, variance requests, public road use, bonding information, mining methods, mining phases, other agreements that may relate to coal, other minerals, oil and gas rights, water rights, permitted areas, and ownership and control information, as well as compliance information from OSM’s Applicant Violator System, or AVS, which includes the mining and compliance history of officers, directors and principal owners of the entity.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. In addition, before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of all reclamation obligations. After the application is submitted, public notice or advertisement of the proposed permit action is required, which is followed by a public comment period. It is not uncommon for this process to take from 12 to 30 months for a SMCRA mine permit application. This variability in timeframe for permitting is a function of the discretion vested in the various regulatory authorities, including with respect to the handling of comments and objections relating to the project received from affected communities, other governmental agencies and the general public. The public also has the right to comment on and otherwise engage in the administrative process including at the public hearing and through judicial challenges to an issued permit.

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

In 1983, the OSM adopted the “stream buffer zone rule,” or SBZ Rule, which prohibited mining disturbances within 100 feet of streams if there would be a negative effect on water quality. In December 2008, the OSM finalized a revised SBZ Rule, which purported to clarify certain aspects of the 1983 SBZ Rule. Several organizations challenged the 2008 revision to the SBZ Rule in two related actions filed in the U.S. District Court for the District of Columbia. In June 2009, the Interior Department and the U.S. Army entered into a memorandum of understanding on how to protect waterways from degradation if the revised SBZ Rule were vacated due to the litigation. In August 2009, the District Court ruled that OSM could not withdraw the revised SBZ Rule without following the Administrative Procedure Act and other related requirements. On November 30, 2009, the OSM published an advanced notice of proposed rulemaking to further revise the SBZ Rule. In a March 2010 settlement with litigation parties, OSM agreed to use its best efforts to adopt a final rule by June 29, 2012. On April 30, 2010, the OSM published a Notice of Intent to prepare an Environmental Impact Statement, or EIS, for a new rule – to be called the Stream Protection Rule – that will evaluate alternatives for revising surface mining rules to better protect streams. OSM received public comments during the summer of 2010 and is developing a draft EIS. On February 13, 2012, OSM stated that it expects to release the draft EIS in April 2012. The requirements of the revised SBZ Rule, when adopted, will likely be stricter than the prior SBZ Rule to further protect streams from the impacts of surface mining, and may adversely affect our business and operations. In addition, Congress has considered legislation to further restrict the placement of mining material in streams. Such legislation could also have an adverse impact on our business.

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines. In 2011, we recorded $2.4 million of expense in our cost of coal sales related to this fee.

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

As of December 31, 2011, we had approximately $38.5 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $7.5 million in letters of credit.

Mine Health and Safety

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

In 2010, in response to additional underground mine accidents, Congress expanded mine safety disclosure requirements pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Act. On December 21, 2011, the SEC issued final rules implementing Section 1503, outlining the way in which mining companies must disclose to investors certain information about mine safety and health standards. These new SEC rules were adopted as final in December 2011, and became effective on January 27, 2012. They require disclosure of the total numbers of health or safety-related violations, citations, orders, notices, assessments, fatalities and legal actions on a mine-by-mine basis. Our disclosure in this regard can be found in “Exhibit 95, Mine Safety Disclosure.”

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. During 2011, we recorded $4.2 million of expense in our cost of coal sales related to this excise tax. The Patient Protection and Affordable Health Choices Act, or PPAHCA, which was enacted on March 23, 2010, made two potentially significant changes to the federal Black Lung program. First, the PPAHCA provides an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, without requiring proof that the death was due to pneumoconiosis. Second, the PPAHCA establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition, we are liable under various state laws for black lung claims.

Clean Air Act

The Clean Air Act and similar state laws affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and control requirements for particulate matter, which includes fugitive dust from roadways, parking lots, and equipment such as conveyors and storage piles.

On June 16, 2010, several environmental groups petitioned the U.S. Environmental Protection Agency, or the EPA, to list coal mines as a source of air pollution and establish emissions standards under the Clean Air Act for several pollutants, including particulate matter, nitrogen oxide gases, volatile organic compounds and methane. Petitioners further requested that the EPA regulate other emissions from mining operations, including dust and clouds of nitrogen oxides associated with blasting operations. If the petitioners are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the Clean Air Act. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby adversely affecting the results of our operations.

The Clean Air Act indirectly affects coal mining operations by extensively regulating air emissions from coal-fired power plants, which are the largest end users of our coal. Coal contains certain impurities, including sulfur, mercury, chlorine and other constituents, many of which are emitted into the air when coal is burned, including emissions of particulate matter, sulfur dioxide (also referred to as SO2), nitrogen oxides (also referred to as NOx), carbon monoxide, ozone, mercury and other compounds emitted by coal-fired power plants. As a result of the regulation of these emissions, coal-fired power plants, which are the largest end users of our coal, have expended considerable resources, and may be required to expend additional resources, to install emission control equipment or take other steps to lower emissions or otherwise achieve compliance. More stringent regulation by the EPA, states or Congress, including pursuant to an international treaty or due to a judicial decision, could make it more costly to operate coal-fired power plants. As a result, coal could become a less attractive and less competitive fuel and future demand could decrease. Although we are unable to predict the magnitude of any impact with any reasonable degree of certainty, reduced demand could reduce the price of coal that we mine and sell, thereby reducing our revenues, and thus could have a material adverse effect on our business and the results of our operations.

In addition to the greenhouse gas regulations discussed below, air emission control programs that affect our operations, directly or indirectly, include, but are not limited to, the following:

•

Acid Rain. The EPA’s Acid Rain Program, in Title IV of the Clean Air Act, regulates SO2 emissions by coal-fired power plants with a generating capacity greater than 25 megawatts. Affected facilities purchase or are otherwise allocated allowances for SO2 emissions. Affected facilities can reduce SO2 emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading allowances.

•

SO2. Pursuant to the Clean Air Act, the EPA sets standards, known as National Ambient Air Quality Standards, or NAAQS, for certain pollutants. On June 3, 2010, the EPA issued a stricter NAAQS for SO2 emissions that established a 1-hour standard at a level of 75 parts per billion or ppb to protect against short-term exposure and minimize health-based risks. The EPA indicated that it would abolish the previous annual standard for SO2. Under the rule, monitors must be set up by 2013 in the areas of the highest concentrations of SO2. Non-attainment decisions will be made by June 2012, state implementation plans will be due by the winter of 2014 and attainment of the standards must be achieved by the summer of 2018.

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

•

Ozone. The EPA’s ozone NAAQS imposes stringent limits on NOx emissions, as well as other air pollutants which are classified as ozone precursors. In 2008, EPA last reviewed and revised the ozone standards and set primary and secondary ozone standards at a level of 0.075 ppm. Although EPA had announced in 2010 a proposal to tighten the ozone standards, it has since withdrawn this proposal and opted to continue implementing the existing 0.075 ppm standard and postpone reconsideration of the standard until 2014. However, EPA’s decision to postpone tightening of the ozone standards has been challenged by environmental groups in a pair of cases before the D.C. Circuit Court of Appeals. Attainment demonstrations under the current standards must be made by December 2013, with attainment dates between 2014 and 2031, depending on the severity of non-attainment.

•

NOx Budget Trading Program. The NOx Budget Trading Program was established by EPA to reduce the transport of nitrogen oxide and ozone on prevailing winds from the Midwest and South to states in the Northeast that alleged they could not meet federal air quality standards because of NOx emissions. As a result of this program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction, or SCR, devices.

•

Cross-State Air Pollution Rule. EPA’s previous rule, the Clean Air Interstate Rule (“CAIR”), called for power plants in 28 eastern states and the District of Columbia to reduce emission levels of SO2 and NOx pursuant to a cap and trade program similar to the system now in effect for acid rain. In July 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s CAIR in its entirety and directed the EPA to commence new rule-making. After a petition for rehearing, the Court ruled in December 2008 to keep CAIR in effect until EPA is able to issue a new replacement rule. On August 8, 2011, EPA issued a replacement rule known as the Cross-State Air Pollution Rule (“CSAPR”) that caps SO2 and NOx emissions from power plants in 31 eastern states and the District of Columbia. Under CSAPR, some coal-fired power plants will be required to install additional pollution control equipment and burn less high sulfur coal. CSAPR has been challenged by several states and interested parties in the D.C. Circuit Court of Appeals, and the rule is currently stayed pending further proceedings.

•

Mercury. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, or CAMR, which had established a cap and trade program to reduce mercury emissions from power plants. In December 2011, EPA issued its Mercury and Air Toxics Standards (“MATS”), which set national standards for mercury pollution from coal-fired power plants. In addition, in February 2011, EPA established new maximum achievable control technology standards for several classes of boilers and process heaters (known as the “boiler MACT”) which require significant reductions in emissions of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. In December 2011, the EPA announced additional revisions to the boiler MACT.

•

Regional Haze. The EPA’s regional haze program seeks to protect and improve visibility at and around national parks, national wilderness areas and international parks. The program seeks to restrict emissions from new coal-fired power plants whose operation may impair visibility at and near such federally protected areas. The program also requires certain existing coal-fired power plants to install additional control measures designed to limit certain haze-causing emissions. On January 19, 2011, several environmental groups notified the EPA that they intend to sue under the citizen suit provision of the Clean Air Act for failure to enforce the regional haze rule. On December 23, 2011, EPA proposed to approve the trading program in the CSAPR as an alternative to establishing Best Available Retrofit Technology (BART) standards on a source-by-source basis. This would allow states in the CSAPR region to substitute participation in CSAPR for source-specific BART for sulfur dioxide and/or nitrogen oxides emissions from power plants.

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

The EPA has also begun regulating greenhouse gas emissions under the Clean Air Act after authorization by its December 2009 endangerment finding made in response to the 2007 U.S. Supreme Court’s ruling in Massachusetts v. EPA. In May 2010, the EPA issued a “tailoring rule” that determines which stationary sources of greenhouse emissions need to obtain a construction or operating permit, and install best available control technology for greenhouse gas emissions, under the Clean Air Act when such facilities are built or significantly modified. Prior to this rule, permits would have been required for stationary sources with emissions that exceed either 100 or 250 tons per year (depending on the type of source). The tailoring rule increased this threshold for greenhouse gas emissions to 75,000 tons per year on January 1, 2011 with the intent to tailor the requirement to initially apply only to large stationary sources such as coal-fired power plants and large industrial plants. The rule further modified the threshold after July 1, 2011. In addition, the tailoring rule requires the EPA to undertake another rulemaking by no later than July 1, 2012 to, among other things, consider expanding permitting requirements to sources with greenhouse gas emissions greater than 50,000 tons per year.

Moreover, in October 2009, the EPA issued a final rule requiring certain emitters of greenhouse gases, including coal-fired power plants, to monitor and report their annual greenhouse gas emissions to the EPA beginning in 2011 for emissions occurring in 2010. Future federal legislative action or judicial decisions to pending or future court challenges may change any of the foregoing final or proposed EPA findings and regulations. If carbon dioxide emissions from electric utilities were to become subject to additional emission limits or permitting requirements, our customers’ demand for coal could decrease.

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

On June 20, 2011, the U.S. Supreme Court ruled in American Electric Power Co., Inc. v. Connecticut that the Clean Air Act and U.S. EPA regulation of carbon dioxide emissions thereunder preempt any federal common law right for abatement of a public nuisance based upon global warming allegedly caused by out-of-state emissions from fossil-fuel fired power plants.

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

These and other current or future climate change rules, court rulings or other legally enforceable mechanisms may require additional controls on coal-fired power plants and industrial boilers and may cause some users of coal to switch from coal to lower carbon dioxide emitting fuels or shut down coal-fired power plants. Reasonably likely future regulation may include a carbon dioxide cap and trade program, a carbon tax or other regulatory regimes. The cost of future compliance may also depend on the likelihood that cost effective carbon capture and storage technology can be developed by the necessary date. The permitting of new coal-fired power plants has also recently been contested by regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal. If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands.

Clean Water Act

The Clean Water Act, or CWA, and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including the discharge of wastewater or dredged or fill materials, into waters of the United States. The CWA and associated state and federal regulations are complex and frequently subject to amendments, legal challenges and changes in implementation. Such changes could increase the cost and time we expend on CWA compliance.

CWA and similar state requirements that may directly or indirectly affect our operations include, but are not limited to, the following:

•

Wastewater Discharge. Section 402 of the CWA regulates the discharge of “pollutants” from point sources into waters of the United States. The National Pollutant Discharge Elimination System, or NPDES, requires a permit for any such discharge, which in turn typically imposes requirements for regular monitoring, reporting and compliance with performance standards that govern such discharges. Failures to comply with the CWA or NPDES permits can lead to the imposition of penalties, injunctive relief, compliance costs and delays in coal production.

The CWA and corresponding state laws also protect waters that states have been designated for special protections including those designated as: impaired (i.e., as not meeting present water quality standards) through total maximum daily load (TMDL) restrictions; and “high quality/exceptional use” stream designations that restrict discharges that could result in their degradation. Other requirements necessitate the treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids, and avoidance of impacts to streams, wetlands, other regulated water resources and associated riparian lands from surface and underground mining. Individually and collectively, these requirements may cause us to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

•

Dredge and Fill Permits. Many mining activities, including the development of settling ponds and other impoundments, require a permit issued under authority of Section 404 of the CWA (Section 404 permit(s)) by the U.S. Army Corps of Engineers, or Corps, prior to any discharge or placement of “fill” into navigable waters of the United States. The Corps is empowered to issue a “nationwide” permits, or NWPs, for categories of similar filling activities that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404 of the CWA. Using this authority, in 1982 the Corps issued NWP 21, which authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. Individual Section 404 permits are required for activities determined to have more significant impacts to waters of the United States.

Since 2003, environmental groups have pursued litigation particularly in West Virginia and Kentucky challenging the validity of NWP 21 and various individual Section 404 permits authorizing valley fills associated with surface coal mining operations (primarily mountain-top removal operations). This litigation has resulted in delays in obtaining these permits and has increased permitting costs. One major decision in this line of litigation is the opinion of the U.S. Court of Appeals for the Fourth Circuit in Ohio Valley Environmental Council v. Aracoma Coal Company, 556 F.3d 177 (2009) (Aracoma), issued on February 13, 2009. In Aracoma, the Fourth Circuit rejected the substantive challenges to the Section 404 permits involved in the case primarily based upon deference to the expertise of the Corps in review of the permit applications. On August 19, 2010, the U.S. Supreme Court dismissed the petition for writ of certiorari in the case.

After the Fourth Circuit’s Aracoma decision, however, the EPA undertook several initiatives to address the issuance of Section 404 permits for coal mining activities in the Eastern U.S. First, EPA began to comment on Section 404 permit applications pending before the Corps raising many of the same issues that had been decided in favor of the coal industry in Aracoma. Many of the EPA’s comment letters were based on what the EPA contended was “new” information on the impacts of valley fills on downstream water quality. These EPA comments have created regulatory uncertainty regarding the issuance of Section 404 permits for coal mining operations and have substantially expanded the time required for issuance of these permits.

In June 2009, the Corps, EPA and the U.S. Department of the Interior announced an interagency action plan for “Enhanced Coordination” of any project that requires both a SMCRA permit and a CWA permit designed to reduce the harmful environmental consequences of mountain-top mining in the Appalachian region. As part of this interagency memorandum of understanding, the Corps and EPA committed to undertake an “Enhanced Coordination Process” in reviewing Section 404 permit applications for such projects. Moreover, on April 1, 2010, the EPA issued interim final guidance substantially revising the environmental review of CWA permits by state and federal agencies.

In 2010, the National Mining Association, or NMA, the State of West Virginia, and the Kentucky Coal Association and other plaintiffs challenged these EPA guidance’s in (National Mining Association v. Jackson, et al, (D.D.C.). On October 6, 2011, the District Court ruled that the EPA had exceeded its statutory authority, and that the challenged EPA guidance documents were legislative rules that were adopted in violation of notice and comment requirements.

On June 18, 2010, the Corps announced the suspension of the NWP 21 in the Appalachian regions of Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia until the Corps takes further action on NWP 21, or until NWP 21 expires on March 18, 2012. While the suspension is in effect, proposed surface coal mining projects in these states that involve discharges of dredged or fill material into waters of the United States will have to obtain individual permits from the Corps pursuant to the CWA. Projects currently permitted under NWP 21 are not affected by the suspension, and NWP 21 remains available for proposed surface coal mining projects in other states.

On February 16, 2011, the Corps solicited comments on three options for the possible reissuance of NWP 21: Option 1 would be to not reissue NWP 21; Option 2 would be to reissue NWP 21 with modifications, including a  1/2-acre limit for losses of non-tidal waters, a 300-foot limit for the loss of stream bed (with possible waiver for the loss of intermittent and ephemeral stream beds under certain conditions) and a prohibition on its use for valley fills; and Option 3 would be the same as Option 2 without the prohibition on valley fills. The Corps’ preferred option is Option 2. Although the comment period has ended, the Corps’ final action on reissuance of NWP 21 is still pending.

Despite the ruling in National Mining Association v. Jackson, on July 21, 2011, EPA issued its final guidance on Improving EPA Review of Appalachian Surface Coal Mining Operations Under the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order. This final guidance replaces EPA’s interim guidance released on April 1, 2010. The final guidance calls for the imposition of additional discharge restrictions under Section 402 of the CWA, including water-quality based effluent limits, Whole Effluent Toxicity (WET) limits and other permit conditions. It also calls for greater scrutiny of Section 404 applications for less damaging practicable alternatives, protection against water quality standards violations, prevention of significant deterioration of water quality, minimization of water quality impacts and adequate mitigation of project impacts. The new requirements and procedures imposed by EPA’s final guidance are expected to make permitting for Appalachian surface coal mining activities more difficult, and increase the regulatory burdens imposed on such projects. These initiatives likely will extend the time required to obtain permits for coal mining and that the costs associated with obtaining and complying with those permits will increase substantially. Additionally, any future changes could further restrict our ability to obtain other new permits or to maintain existing permits.

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act, or RCRA, regulates the management of solid and hazardous wastes from the point of generation through treatment and disposal. RCRA hazardous waste requirements do not apply to most of the wastes generated at coal mines, overburden and coal cleaning wastes, because such materials are not considered hazardous wastes under RCRA regulations. Only a small portion of the total amount of wastes generated at a mine are regulated as hazardous wastes.

Although RCRA has the potential to apply to wastes from the combustion of coal, coal combustion residuals (CCRs), often referred to as coal ash, are currently considered exempt wastes under an amendment to RCRA known as the Bevill Exclusion. Most state solid waste laws also regulate coal combustion residuals as non-hazardous wastes. The EPA is currently considering what type of RCRA regulation is warranted for certain CCR’s when used as mine-fill. In June 2010, EPA published a proposal to regulate CCR as either a non-hazardous waste under Subtitle D of RCRA by issuing national minimum criteria or as special wastes under Subtitle C of RCRA when they are destined for disposal in landfills or surface impoundments. On October 21, 2010, EPA published a Notice of Data Availability (NODA) on CCR surface impoundments, and on October 12, 2011, EPA issued another NODA inviting comment on additional information obtained by EPA in conjunction with the June 21, 2010 proposed rule. However, EPA has yet to take final action on the proposed rule. If CCR is regulated under RCRA, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of coal combustion byproducts, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, CERCLA or Superfund, and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners, lessees and transporters regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products or chemicals used by coal companies in operations could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for coal mines that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent waste materials. We may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination and natural resource damages at sites where we own surface rights.

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

Other Environmental Laws and Matters

We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed, including the Safe Drinking Water Act, the Toxic Substances Control Act and the Emergency Planning and Community Right-to-Know Act.

Employees

To carry out our operations, our general partner employed 929 full-time employees as of December 31, 2011. None of these employees are subject to collective bargaining agreements or are members of any unions. We believe that we have good relations with these employees, and we continually seek their input with respect to our operations. Since our inception, we have had no history of work stoppages or union organizing campaigns.

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

We make our SEC filings available to the public, free of charge and as soon as practicable after they are filed with the SEC, through our Internet website located at http://www.OxfordResources.com. Our annual reports are filed on Form 10-K, our quarterly reports are filed on Form 10-Q, and current-event reports are filed on Form 8-K; we also file amendments to reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We may not have sufficient cash to enable us to pay the minimum quarterly distribution on our common units following the establishment of cash reserves by our general partner and the payment of costs and expenses, including reimbursement of expenses to our general partner.

In order to pay the minimum quarterly distribution of $0.4375 per unit per quarter, or $1.75 per unit per year, we will require available cash of more than $9.2 million per quarter, or $36.9 million per year, based on the number of general partner units, common units and subordinated units outstanding at December 31, 2011. We may not have sufficient cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of our production and coal sales and the amount of revenue we generate;

•	the level of our operating costs, including reimbursement of expenses to our general partner;

•	extreme weather conditions impacting our ability to operate;

•	changes in governmental regulation of the mining industry or the electric power industry and the increased costs of complying with those changes;

•	our ability to obtain, renew and maintain permits on a timely basis;

•	prevailing economic and market conditions; and

•	difficulties in collecting our receivables because of credit or financial problems of major customers.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, such as:

•	the level of capital expenditures we make;

•	the restrictions contained in our credit agreement and our debt service requirements;

•	the cost of acquisitions;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets; and

•	the amount of cash reserves established by our general partner.

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

Decreases in demand for electricity and changes in coal consumption patterns of U.S. electric utilities could adversely affect our business.

Our business is closely linked to domestic demand for electricity and any changes in coal consumption by U.S. electric power generators would likely impact our business over the long term. In 2011, we sold approximately 77.6% of our coal to domestic electric utilities, and we have long-term contracts in place with all but one of these electric power generators for a significant portion of our future production. The amount of coal consumed by electric power generation is affected by, among other things:

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

According to the EIA, total electricity consumption in the United States remained essentially flat during 2011 compared with 2010. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events could have a material adverse effect on the demand for coal and on our business over the long term.

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

For more information regarding our long-term coal sales contracts, please read “Item 1. Business — Customers — Long-Term Coal Sales Contracts.”

Coal prices are subject to change and a decline in prices could materially and adversely affect our profitability and the value of our coal reserves.

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	a decline in prices under existing contracts in any case where the pricing under such contracts is tied to and adjusted periodically based on indices reflecting current market pricing;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•

legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity to, capacity of and cost of transportation and port facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.

A substantial or extended decline in the prices we receive for our future coal sales could materially and adversely affect us by decreasing our profitability and the value of our coal reserves.

Our coal reserves decline as we mine our coal and our inability to acquire additional coal reserves that are economically recoverable may have a material adverse effect on our future profitability and our ability to make distributions to our unitholders.

Our profitability depends substantially on our ability to mine, in a cost-effective manner, coal reserves that possess the quality characteristics our customers desire. Because our reserves decline as we mine our coal, our future profitability and our ability to make distributions to our unitholders depends upon our ability to acquire additional coal reserves that are economically recoverable to replace the reserves we produce. If we fail to acquire or develop sufficient additional reserves to replace the reserves depleted by our production, our existing reserves will eventually be depleted.

Competition within the coal industry may materially and adversely affect our ability to sell coal at an acceptable price.

We compete for domestic sales with numerous other coal producers in Northern Appalachia and the Illinois Basin and in other coal producing regions of the United States, primarily Central Appalachia and the PRB. The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics (primarily heat, sulfur, ash and moisture content) and reliability of supply. Our competitors may have, among other things, greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures (like our competitors in the PRB), partnerships with transportation companies or more effective risk management policies and procedures. Our failure to compete successfully could have a material adverse effect on our business, financial condition or results of operations and our ability to make distributions to our unitholders.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or significant reduction in, purchases by any of them could adversely affect our results of operations and our ability to make cash distributions to our unitholders.

We derived 77.8% of our revenues from coal sales to our five largest customers for the year ended December 31, 2011 and, as of March 1, 2012, we had long-term coal sales contracts in place with these same customers for 79.1% of our 2012 estimated coal sales. We expect to continue to derive a substantial amount of our total revenues from a small number of customers in the future. However, we may be unsuccessful in renewing long-term coal sales contracts with our largest customers, and those customers may discontinue or reduce purchasing coal from us. In addition, we may be required to renegotiate our existing long-term coal sales contracts on less favorable terms and at reduced purchasing levels, in order to preserve strategic relationships with our customers. If any of our largest customers significantly reduces the quantities of coal it purchases from us and if we are unable to sell such excess coal to our other customers on terms substantially similar to the terms under our current long-term coal sales contracts, our business, our results of operations and our ability to make distributions to our unitholders could be adversely affected.

New regulatory requirements limiting greenhouse gas emissions could adversely affect coal-fired power generation and reduce the demand for coal as a fuel source, which could cause the price and quantity of the coal we sell to decline materially.

One major by-product of burning coal is carbon dioxide, which is a greenhouse gas and a source of concern with respect to global warming, also known as climate change. Climate change continues to attract government, public and scientific attention, especially on ways to reduce greenhouse gas emissions, including from coal-fired power plants. Various international, federal, regional and state regulatory initiatives to limit emissions of greenhouse gases include possible future U.S. treaty commitments, new federal or state legislation that may establish a cap-and-trade regulatory scheme, and regulation under existing environmental laws by the EPA. Future regulation of greenhouse gas emissions may require additional controls on, or the closure of, coal-fired power plants and industrial boilers and may restrict the construction of new coal-fired power plants.

The permitting of new coal-fired power plants has recently been contested by state regulators and environmental advocacy organizations due to concerns related to greenhouse gas emissions. Future regulation, litigation and permitting restrictions related to greenhouse gas emissions may cause some users of coal to switch from coal to a lower-carbon fuel, or otherwise reduce the use of and demand for fossil fuels, particularly coal, which could have a material adverse effect on our business, financial condition or results of operations and our ability to make distributions to our unitholders. For a more detailed discussion of potential climate change impact, please read “Item 1. Business — Mining and Environmental Regulation — Climate Change.”

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

There have been a large number of recent changes to regulations issued pursuant to the Clean Air Act. Notably, on August 8, 2011, EPA promulgated the Cross-State Air Pollution Rule (“CSAPR”) that caps SO2 and NOx emissions from power plants in 31 eastern states and the District of Columbia. Although CSAPR has been challenged by several states and interested parties in the D.C. Circuit Court of Appeals, and the rule is currently stayed pending further proceedings, many of our customers could be significantly affected by CSAPR, which requires significant sulfur dioxide emission reductions beginning in 2012 and in 2014. For a more detailed discussion of the regulation of air emissions, please read “Item 1. Business — Mining and Environmental Regulation — Clean Air Act.”

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

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.

In the future, we may not receive cash distributions from Harrison Resources, and Harrison Resources may not be able to acquire additional reserves on economical terms from CONSOL Energy.

In January 2007, we entered into a joint venture, Harrison Resources, with CONSOL Energy. Pursuant to its operating agreement, all members of Harrison Resources must approve cash distributions, other than tax distributions, to its members. The members of Harrison Resources have consistently approved cash distributions from Harrison Resources on a quarterly basis, including an aggregate of $5.1 million in distributions to us during 2011. In the future, however, there can be no assurance that we will receive regular cash distributions from Harrison Resources.

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

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

Our ability to grow depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary capabilities, products or services. There are many challenges to integrating acquired companies and businesses, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. It is possible that we will be unable to successfully complete potential acquisitions which could impair our growth.

Moreover, any acquisition could be dilutive to earnings and distributions to unitholders and any additional debt incurred to finance an acquisition could affect our ability to make distributions to unitholders. Our ability to make acquisitions in the future could be limited by restrictions under our existing or future credit facilities, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

A significant portion of our cash available for distribution to our unitholders is derived from royalty payments we receive on our underground coal reserves, which we do not operate.

In June 2005, we sold our underground mining operations at the Tusky mining complex to an independent coal producer and subleased our underground coal reserves to this producer in exchange for an overriding royalty equal to a percentage of the sales price received for the coal produced and sold. For the year ended December 31, 2011, we received royalty income on our underground coal reserves of approximately $3.2 million or approximately 5.9% of our adjusted EBITDA. The royalty payments we receive could be adversely affected by any of the following:

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

We use considerable quantities of diesel fuel in our mining operations. Even though we hedge a portion of our diesel fuel needs, if the price of diesel fuel increases significantly, our operating expenses will increase, which could have a material adverse effect on our profitability. A significant amount of explosives are used in our mining operations. We use third party contractors to provide blasting services, and they generally pass through to us the cost of explosives, which is subject to fluctuations. Additionally, a limited number of suppliers exist for explosives, and any of these suppliers may divert their products to other buyers. Shortages in raw materials used in the manufacturing of explosives or the cancellation of supply contracts under which these raw materials are obtained could increase the prices and limit the ability of our contractors to obtain these supplies.

The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

We depend upon barge, rail and truck systems to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair our ability to supply coal to our customers. As we do not have long-term contracts with transportation providers to ensure consistent and reliable service, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad.

In recent years, the states of Kentucky and West Virginia have increased enforcement of weight limits on coal trucks on their public roads. It is possible that all states in which our coal is transported by truck may modify their laws to limit truck weight limits. Such legislation and enforcement efforts could result in shipment delays and increased costs. An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production and could adversely affect revenues.

If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly.

Extensive environmental laws and regulations impose significant costs on our mining operations, and future laws and regulations could materially increase those costs or limit our ability to produce and sell coal.

The coal mining industry is subject to increasingly strict federal, state and local environmental and mining safety laws and regulations. The enforcement of laws and regulations governing the coal mining industry has substantially increased, due in part to recent accidents at certain underground mines. Violations can result in administrative, civil and criminal penalties and a range of other possible sanctions. In April 2010, a fatal mining accident in West Virginia received national attention and led Congress to further increase mine safety disclosure requirements. Additional state and national responses, such as increased mine safety regulation, reporting requirements, inspection and enforcement, particularly with regard to underground mining operations, are possible. New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, also may require us to change operations significantly or incur increased costs or subject us to more severe adverse consequences for non-compliance. Such changes could have a material adverse effect on our business, financial condition or results of operations and our ability to make distributions to our unitholders.

Mining in Northern Appalachia and the Illinois Basin is more complex and involves more regulatory constraints than mining in other areas of the United States, which could affect our mining operations and cost structures in these areas.

The geological characteristics of Northern Appalachian and Illinois Basin coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines in Northern Appalachia and the Illinois Basin.

We may be unable to obtain, maintain or renew permits necessary for our operations, which would materially reduce our production, cash flows and profitability.

As is typical in the coal industry, our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves within the timeline specified in our surface mining plan. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, which may increase the costs or possibly preclude the continuance of ongoing mining operations or the development of future mining operations. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The slowing pace at which necessary permits are issued, amended or renewed for new and existing mines has materially impacted coal production. Permitting by the Army Corps of Engineers, EPA and the Department of the Interior has become subject to enhanced review and stricter enforcement, especially under the Clean Water Act (the “CWA”) to reduce the harmful environmental consequences of mountain-top mining, particularly in central Appalachia. On July 21, 2011, the EPA issued final guidance for the environmental review of permits issued by state and federal agencies pursuant to the CWA with respect to mountain-top mining in Central Appalachia. This final guidance replaces the EPA’s interim final guidance issued on April 1, 2010.

The preparation, submission and attainment of mining permits are ongoing activities essential to the success of our business. We currently have approved mining permits representing in excess of 21 million tons of proven and probable reserves, which provides us with more than two years of production based on our current surface mining plan. Typically, we submit the necessary permit applications 12 to 30 months before we plan to mine a new area. Some of our required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all, and in some instances we have had to abandon or substantially limit or delay the mining of coal in certain areas covered by the application in order to obtain required permits and approvals. We expect that mining permits will be further delayed in the future if the EPA continues its enhanced review of CWA applications. If the required permits are not issued, amended or renewed in a timely fashion or at all, or if such permits are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production and operations, and our business, results of operations and ability to make distributions to our unitholders could be adversely affected. Please read “Item 1. Business — Mining and Environmental Regulation.”

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.

SMCRA and counterpart state laws and regulations establish reclamation and closure standards for surface mining. As of December 31, 2011, we had accrued a reserve of approximately $21.8 million for future reclamation and mine closure obligations. The estimate of ultimate reclamation obligations is reviewed periodically by our management and engineers. Our estimated reclamation and mine closure obligations could change significantly if actual results change from our assumptions, which could have a material adverse effect on our financial condition or results of operations. Please read Note 2 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the heading “Asset Retirement Obligations” for more information regarding our reclamation and mine closure obligations.

To fund our capital expenditures, we must use cash generated from our operations, additional borrowings, or the issuance of additional equity or debt securities, or some combination thereof, which could limit our ability to pay distributions at the then-current distribution rate.

The use of cash generated from operations to fund capital expenditures reduces cash available for distribution to our unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions, and contingencies and uncertainties that are beyond our control. Our failure to obtain funds necessary for future capital expenditures could have a material adverse effect on our business, results of operations or financial condition, and on our ability to pay distributions to our unitholders. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution, thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could limit our ability to pay distributions at the then-current distribution rate.

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

Our operations use hazardous materials, generate limited quantities of hazardous wastes and may affect runoff or drainage water. In the event of environmental contamination or a release of hazardous materials, we could become subject to claims for toxic torts, natural resource damages and other damages and for the investigation and clean up of soil, surface water, groundwater, and other media, as well as of abandoned and closed mines located on property we operate. Such claims may arise out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. These and other impacts that our operations may have on the environment, as well as potential liability for hazardous substances or wastes associated with our operations, could result in costs and liabilities that could have a material adverse effect on our business, financial condition or results of operations and our ability to make distributions to our unitholders. Please read “Item 1. Business — Mining and Environmental Regulation.”

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

Recent healthcare legislation could adversely affect our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

In the short term, our healthcare costs could increase due to raising the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions of annual dollar limits per covered individual, among other standard requirements. In the long term, our healthcare costs could increase due to an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

The healthcare benefits that we provide to our represented employees and retirees are stipulated by law. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will need to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, we will evaluate its assumptions in light of the new information.

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

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers and accounting personnel, or by the same engineers and accounting personnel at different times, may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in the estimates related to our reserves could have a material adverse effect on our business, financial condition or results of operations and our ability to make distributions to our unitholders.

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

In addition, we sell some of our coal to coal brokers who may resell our coal to end users, including utilities. These coal brokers may have only limited assets, making them less creditworthy than the end users. Under some of these arrangements, we have contractual privity only with the brokers and may not be able to pursue claims against the end users in connection with these sales if we do not receive payment from the broker. In 2011, approximately 25.4% of our sales were through coal brokers. We expect our sales through coal brokers to increase to approximately 41.1% of our sales in 2012.

Failure to obtain, maintain or renew our security arrangements, such as surety bonds or letters of credit, in a timely manner and on acceptable terms could have an adverse effect on our ability to make cash distributions to our unitholders.

Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs. The amount of these security arrangements is substantial, with total amounts of surety bonds at March 1, 2012 of approximately $38.6 million, which were supported by letters of credit of $7.5 million. Certain business transactions, such as coal leases and other obligations, may also require bonding. Our bonding requirements could increase in the future. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including putting up letters of credit or posting cash collateral, or other terms less favorable to us upon those renewals. Our ability to obtain or renew our surety bonds could be impacted by a variety of other factors including lack of availability, unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place. Due to current economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds and we may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and our ability to make cash distributions to our unitholders could be adversely affected.

Defects in title in our mine properties could limit our ability to recover coal from these properties or result in significant unanticipated costs.

Our right to mine some of our reserves may be materially adversely affected by actual or alleged defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or could even lose our right to mine on that property, which could adversely affect our profitability. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, coalbed methane production, pipelines, roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated.

The amount of estimated reserve replacement expenditures that our general partner is required to deduct from operating surplus each quarter is based on our current estimates and could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.

For 2012, we expect to incur between $4.0 million and $5.0 million in reserve replacement expenditures. Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated reserve replacement expenditures as opposed to actual reserve replacement expenditures in order to reduce disparities in operating surplus caused by fluctuating reserve replacement costs. This amount is based on our current estimates of the amounts of expenditures we will be required to make in future years to maintain our depleting reserve base, which we believe to be reasonable. In the future our estimated reserve replacement expenditures may be more than our actual reserve replacement expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated reserve replacement expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, subject to approval by the conflicts committee of the board of directors of our general partner, or the Conflicts Committee.

Our hedging activities for diesel fuel may prevent us from benefiting from price decreases

We enter into hedging arrangements for a portion of our anticipated diesel fuel and explosive needs. As of December 31, 2011, we had fixed-price fuel contracts for approximately 55% of our calendar year 2012 expected diesel fuel needs. While our hedging strategy provides us protection in the event of price increases to our diesel fuel, it may also prevent us from the benefits of price decreases. If prices for diesel fuel decreased significantly below our swap prices, we would lose the benefit of any such decrease.

Our management team has limited experience managing our business as a stand-alone publicly traded partnership, and if they are unable to manage our business as a publicly traded partnership our business may be affected.

Our management team has limited experience managing our business as a publicly traded partnership. If we are unable to manage and operate our partnership as a publicly traded partnership, our business and results of operations will be adversely affected.

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

By purchasing a common unit, a common unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Our general partner and its affiliates have conflicts of interest with us, and their limited fiduciary duties to our unitholders may permit them to favor their own interests to the detriment of our unitholders.

C&T Coal owns an 18.1% limited partner interest in us, AIM Oxford owns a 35.6% limited partner interest in us, and C&T Coal and AIM Oxford own substantially all of and control our general partner and its 2.0% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between C&T Coal and AIM Oxford and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “— Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.” The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 80% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Affiliates of our general partner own 54.9% of our common units and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

C&T Coal and AIM Oxford own an aggregate of 54.9% of our common units and subordinated units. If at any time our general partner and its affiliates own more than 80.0% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the common units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

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

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.

As of December 31, 2011, a single unaffiliated unitholder owned 1,222,925, or 11.7%, of our common units. That unitholder may sell some or all of these units or it may distribute our common units to the holders of its equity interests and those holders may dispose of some or all of these units. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

Under certain circumstances, our unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that, for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or the IRS, were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

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

Among the changes contained in President Obama’s Budget Proposal for Fiscal Year 2013, or the Budget Proposal, is the elimination of certain key U.S. federal income tax preferences relating to coal exploration and development. The Budget Proposal would: (i) eliminate current deductions, the 60-month amortization period and the 10-year amortization period for exploration and development costs relating to coal and other hard mineral fossil fuels, (ii) repeal the percentage depletion allowance with respect to coal properties, (iii) repeal capital gains treatment of coal and lignite royalties and (iv) exclude from the definition of domestic production gross receipts all gross receipts derived from the production of coal and other hard mineral fossil fuels. The passage of any legislation as a result of the Budget Proposal or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our common units.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in Indiana, Kentucky, Ohio and Pennsylvania. Each of these states currently imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

As of December 31, 2011, we owned 15.8% of our coal reserves and leased 84.2% of our coal reserves from various third-party landowners. The majority of our leases have terms denominated in years and we believe that the term of years will allow the recoverable coal reserves to be fully extracted in accordance with our projected mining plan. Some of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as we comply with the terms of the lease.

It generally takes us from 12 to 30 months to obtain a SMCRA permit. Permits are issued for an initial five year term and must be renewed if mining is to continue after the end of the term. We submit and obtain new mining permits on a continuing basis to replace existing permits as they are depleted. The preparation, submission and attainment of mining permits are ongoing activities essential to the success of our business. We currently have approved mining permits representing in excess of 21 million tons of proven and probable reserves, which provides us with more than two years of production based on our current surface mining plan. In order to sustain our business, we must continue to obtain new permits as specific mine areas are depleted. Given the current permitting environment, we intend to continually address the timing of our permitting process in such a way as to as much as possible avoid any material delays in obtaining or renewing permits on our remaining coal reserves associated with our mining operations.

The following table provides information as of December 31, 2011 on the location of our operations and the amount and ownership of our coal reserves:

	Total Tons of Proven and
	Probable Coal Reserves(1)
Mining Complex	Total	Owned	Leased
	(in million tons)
Surface Mining Operations:
Northern Appalachia (principally Ohio)
Cadiz	9.0	5.0	4.0
Tuscarawas County	6.4	0.1	6.3
Plainfield	5.4	0.7	4.7
Belmont County	9.0	1.1	7.9
New Lexington	4.7	2.7	2.0
Harrison(2)	4.3	4.3	—
Noble County	2.4	—	2.4

Total Northern Appalachia	41.2	13.9	27.3

Illinois Basin (Kentucky)
Muhlenberg County	22.1	—	22.1

Total Illinois Basin	22.1	—	22.1

Total Surface Mining Operations	63.3	13.9	49.4

Underground Coal Reserves:
Tusky	24.7	—	24.7

Total Underground Coal Reserves	24.7	—	24.7

Total	88.0	13.9	74.1

Percentage of Total	100.0%	15.8%	84.2%

(1)	Reported as recoverable coal reserves.
(2)

The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL Energy Inc. owns the remaining 49% of Harrison Resources through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2011 as required by GAAP, proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2011:

	As Received Basis(1)
				# of	Proven and Probable Coal Reserves
				SO2/mm	Sulfur Content(1)
Mining Complex	% Ash	% Sulfur	Btu/lb.	Btu	Total	<2%	2-4%	>4%
						(tons in millions)
Surface Mining Operations:
Northern Appalachia (principally Ohio)
Cadiz	12.0	3.4	11,510	5.9	9.0	0.9	4.4	3.7
Tuscarawas County	10.9	3.9	11,630	6.7	6.4	0.9	2.5	3.0
Plainfield	10.3	4.4	11,530	7.7	5.4	—	0.8	4.6
Belmont County	12.6	4.1	11,730	7.1	9.0	—	2.8	6.2
New Lexington	11.7	4.0	11,580	6.9	4.7	—	2.1	2.6
Harrison(2)	12.1	1.8	11,990	3.1	4.3	3.0	1.3	—
Noble County	11.3	4.6	11,180	8.2	2.4	—	0.3	2.1
Illinois Basin (Kentucky)
Muhlenberg County	10.9	3.5	11,327	6.2	22.1	—	21.6	0.5
Underground Coal Reserves:
Tusky	5.4	2.1	12,900	3.2	24.7	3.8	20.9	—

(1)	As received represents an analysis of a sample as received at a laboratory operated by a third party.
(2)

The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL Energy Inc. owns the remaining 49% of Harrison Resources through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2011 as required by GAAP, proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Our mining operations are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the symbol “OXF” and began trading on July 14, 2010 on a “when-issued” basis. Prior to July 14, 2010, our common units were not listed on any exchange or traded in any public market. On March 9, 2012, the closing market price for the common units was $9.05 per unit. As of March 9, 2012, there were 10,409,027 common units outstanding. There were approximately 33 record holders of common units on December 31, 2011. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

The following table sets forth, for each period indicated, the high and low sales prices per common unit, as reported on the NYSE, and the cash distributions declared and paid per common unit for each quarter since our initial public offering:

Period	High Price	Low Price	Distributions Declared Per Unit
Quarter ended September 30, 2010	$19.80	$16.44	$0.3519
Quarter ended December 31, 2010	$24.93	$19.36	$0.4375
Quarter ended March 31, 2011	$28.34	$23.36	$0.4375
Quarter ended June 30, 2011	$27.75	$21.59	$0.4375
Quarter ended September 30, 2011	$24.37	$15.04	$0.4375
Quarter ended December 31, 2011	$18.33	$14.67	$0.4375

We also have outstanding 10,280,380 subordinated units and 422,233 general partner units, for which there is no established public trading market. All of the subordinated units and general partner units are held by affiliates of our general partner. The affiliates of our general partner receive quarterly distributions on the subordinated units only after sufficient distributions have been paid to the common units.

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

Our general partner is entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 422,233 general partner units. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.5031 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on common units or subordinated units that it owns. We did not pay our general partner any amounts with respect to its incentive distribution rights in connection with distributions for 2011.

There is no guarantee that we will distribute quarterly cash distributions to our unitholders. Our cash distribution policy is subject to restrictions on cash distributions under our credit facility. Specifically, our credit facility contains financial tests and covenants that we must satisfy before we can pay quarterly cash distributions. In addition, our ability to pay quarterly cash distributions will be restricted if an event of default has occurred under our credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Credit Facility.”

Our ability to pay quarterly cash distributions is also potentially restricted by the operating agreement of Harrison Resources, our joint venture with CONSOL Energy. Pursuant to the operating agreement, all members of Harrison Resources must approve cash distributions, other than tax distributions, to its members. The members of Harrison Resources have consistently approved cash distributions from Harrison Resources on a quarterly basis, including an aggregate of $5.1 million in distributions to us during 2011. In the future, however, there can be no assurance that we will receive regular cash distributions from Harrison Resources.

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

On April 15, 2011, July 15, 2011, October 14, 2011, December 31, 2011 and January 13, 2012, we received contributions of approximately $6,231, $1,103, $1,092, $14,760 and $2,957, respectively, from our general partner as consideration for the issuance to our general partner of approximately 227, 48, 73, 843 and 189 general partner units, respectively. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

We did not make any purchases of our common units, and no such purchases were made on our behalf during 2011.

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

SELECTED FINANCIAL AND OPERATING DATA

	Oxford Resource Partners, LP (Successor)					Oxford Mining Company (Predecessor)
					Period from
	Years Ended December 31,				August 24, 2007 to December 31,	January 1, 2007 to August 23,
	2011	2010	2009	2008	2007	2007
		(in thousands, except per ton amounts)
Statement of Operations Data:
Revenues:
Coal sales	$343,741	$311,567	$254,171	$193,699	$61,324	$96,799
Transportation revenue	47,305	38,490	32,490	31,839	10,204	18,083
Royalty and non-coal revenue	9,331	6,521	7,183	4,951	1,407	3,267

Total revenues	400,377	356,578	293,844	230,489	72,935	118,149
Costs and expenses:
Cost of coal sales (excluding DD&A, shown separately)	272,420	229,468	170,698	151,421	40,721	70,415
Cost of purchased coal	13,480	22,024	19,487	12,925	9,468	17,494
Cost of transportation	47,305	38,490	32,490	31,839	10,204	18,083
Depreciation, depletion and amortization	51,905	42,329	25,902	16,660	4,926	9,025
Selling, general and administrative expenses	13,739	14,757	13,242	9,577	2,114	3,643
Contract termination and amendment expenses, net	—	652	—	—	—	—

Total costs and expenses	398,849	347,720	261,819	222,422	67,433	118,660

Income (loss) from operations	1,528	8,858	32,025	8,067	5,502	(511)
Interest income	13	12	35	62	55	26
Interest expense	(9,870)	(9,511)	(6,484)	(7,720)	(3,498)	(2,386)
Gain on purchase of business(1)	—	—	3,823	—	—	—

Net (loss) income	(8,329)	(641)	29,399	409	2,059	(2,871)
Less: Net income attributable to noncontrolling interest	(4,748)	(6,710)	(5,895)	(2,891)	(537)	(682)

Net (loss) income attributable to Oxford Resource Partners, LP unitholders	$(13,077)	$(7,351)	$23,504	$(2,482)	$1,522	$(3,553)

Net (loss) income allocated to general partner	$(261)	$(147)	$467	$(50)	$30	n/a

Net (loss) income allocated to limited partner	$(12,816)	$(7,204)	$23,037	$(2,432)	$1,492	n/a

Net (loss) income per limited partner unit:
Basic	$(0.62)	$(0.45)	$2.09	$(0.24)	$0.17	n/a

Diluted	$(0.62)	$(0.45)	$2.08	$(0.24)	$0.17	n/a

Weighted average number of limited partner units outstanding:
Basic	20,641,127	15,887,977	11,033,840	10,104,324	8,922,801	n/a

Diluted	20,641,127	15,887,977	11,083,170	10,104,324	8,926,360	n/a

Distributions paid per limited partner unit (2)	$1.75	$0.58	$1.20	$1.26	$—	n/a

SELECTED FINANCIAL AND OPERATING DATA - (continued)

	Oxford Resource Partners, LP (Successor)					Oxford Mining Company (Predecessor)
					Period from
	Years Ended December 31,				August 24, 2007 to December 31,	January 1, 2007 to August 23,
	2011	2010	2009	2008	2007	2007
		(in thousands, except per ton amounts)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$44,534	$40,268	$38,637	$33,992	$(8,519)	$17,634
Investing activities	(41,444)	(84,894)	(49,171)	(23,942)	(98,745)	(16,619)
Financing activities	(947)	42,149	(1,279)	4,494	106,724	(234)

Other Financial Data:
Adjusted EBITDA (3)	$54,037	$51,617	$56,967	$24,686	8,120	10,691
Distributable cash flow (4) (5)	8,297	n/a	n/a	n/a	n/a	n/a
Reserve replacement expenditures (6)	5,797	3,353	3,057	2,526	163	1,297
Other maintenance capital expenditures (6)	32,159	25,028	25,657	25,321	7,420	11,305

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,032	$889	$3,366	$15,179	$635	$1,175
Trade accounts receivable	28,388	28,108	24,403	21,528	17,547	18,396
Inventory	12,000	12,640	8,801	5,134	4,655	4,824
Property, plant and equipment, net	195,607	198,694	149,461	112,446	106,408	54,510
Total assets	261,265	261,071	203,363	171,297	146,774	90,893
Total debt (current and long-term)	143,755	102,986	95,711	83,977	75,529	43,165

Operating Data:
Tons of coal produced (clean)	7,987	7,470	5,846	5,089	1,634	2,693
(Increase) decrease in inventory	91	(53)	(65)	5	(1)	(1)
Tons of coal purchased	380	734	530	434	305	641
Tons of coal sold	8,458	8,151	6,311	5,528	1,938	3,333
Tons sold under long-term contracts (7)	96.6%	95.9%	97.8%	93.8%	98.9%	96.6%
Average sales price per ton
(net of transportation expense) (8)	$40.64	$38.22	$40.27	$35.04	$31.64	$29.04
Cost of purchased coal sales per ton (9)	$35.47	$30.00	$36.79	$29.81	$31.08	$27.29
Cost of coal sales per ton produced (10)	$33.72	$30.94	$29.52	$29.81	$24.93	$26.16
Number of operating days	278.5	275.5	274.5	280.0	97.5	181.5

(1)

On September 30, 2009, we acquired all of the active Illinois Basin surface mining operations of Phoenix Coal. The purchase price of this acquisition was less than the fair value of the net assets and liabilities we acquired. We recorded this difference as a gain of $3.8 million for the year ended December 31, 2009.

(2)	Excludes amounts distributed as part of the initial public offering.
(3)

Adjusted EBITDA is not defined in GAAP. Adjusted EBITDA is presented because it is helpful to management, industry analysts, investors, lenders and rating agencies in assessing the financial performance and operating results of our fundamental business activities. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” in this Item 6.

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

(5)

We started calculating distributable cash flow in July 2010 and periods subsequent thereto during which we were a publicly traded partnership. We did not calculate distributable cash flow with respect to periods prior thereto, and thus we do not have any comparable amounts for the years ended December 31, 2010, 2009, 2008 and 2007.

(6)

Maintenance capital expenditures are cash expenditures made to maintain or replace, including over the long term, our operating capacity, asset base or operating income. Our partnership agreement divides maintenance capital expenditures into two categories — reserve replacement expenditures and other maintenance capital expenditures. Examples of reserve replacement expenditures include cash expenditures for the purchase of fee interests in coal reserves and cash expenditures for advance royalties with respect to the acquisition of leasehold interests in coal reserves. Examples of other maintenance capital expenditures include capital expenditures associated with the repair, refurbishment and replacement of equipment and with mine development. Historically, we have not made a distinction between maintenance capital expenditures and other capital expenditures. For purposes of this presentation, however, we have evaluated our historical capital expenditures to estimate which of them would have been classified as reserve replacement expenditures and which of them would have been classified as other maintenance capital expenditures in accordance with our partnership agreement at the time they were made. The amounts shown reflect our estimates based on that evaluation. In 2010, we modified the definitions and calculations of reserve replacement expenditures and other maintenance capital expenditures on a prospective basis resulting from the amendment to our partnership agreement. Reserve replacement expenditures for 2011 and 2010 are estimated, while prior years are actual. Other maintenance capital expenditures for 2011 and 2010 include asset retirement obligations and mine development costs, while prior years do not.
(7)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.
(8)	Represents our coal sales, net of transportation expenses, divided by total tons of coal sold.
(9)	Represents the cost of purchased coal divided by the tons of coal purchased.
(10)	Represents our cost of coal sales (excluding depreciation, depletion and amortization, or DD&A) divided by the tons of coal we produce.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA for a period represents net income (loss) attributable to our unitholders for that period before interest, taxes, DD&A and such items as gain on purchase of business, acquisition costs which are required by GAAP to be expensed, contract termination and amendment expenses, net, amortization of below-market coal sales contracts, non-cash equity-based compensation expense, gain or loss on asset disposals and the non-cash change in future asset retirement obligations (“ARO”). The non-cash change in future ARO is the portion of our non-cash change in our future ARO that is included in reclamation expense in our financial statements. Although adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, our management believes that it is useful in evaluating our financial performance and our compliance with certain credit facility financial covenants. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to our unitholders, income from operations, cash flows from operating activities or any other measure of performance presented in accordance with GAAP. Because not all companies calculate adjusted EBITDA identically, our calculation may not be comparable to the similarly titled measure of other companies. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of adjusted EBITDA to net income (loss) attributable to our unitholders, the most directly comparable measure as reported in accordance with GAAP, for each of the periods indicated.

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

Distributable Cash Flow

Distributable cash flow for a period represents adjusted EBITDA for that period, less cash interest expense (net of interest income) and excluding amendment fees, estimated reserve replacement expenditures and other maintenance capital expenditures. Cash interest expense represents the portion of our interest expense accrued for the period that was paid in cash during the period or that we will pay in cash in future periods. Estimated reserve replacement expenditures represent an estimate of the average periodic (quarterly or annual, as applicable) reserve replacement expenditures that we will incur over the long term as applied to the applicable period. We use estimated reserve replacement expenditures to calculate distributable cash flow instead of actual reserve replacement expenditures, consistent with our partnership agreement which requires that we deduct estimated reserve replacement expenditures when calculating operating surplus. Other maintenance capital expenditures include, among other things, actual expenditures for plant, equipment and mine development and expenditures relating to our ARO. Distributable cash flow should not be considered as an alternative to net income (loss) attributable to our unitholders, income from operations, cash flows from operating activities or any other measure of performance presented in accordance with GAAP. Although distributable cash flow is not a measure of performance calculated in accordance with GAAP, our management believes distributable cash flow is a useful measure to investors because this measurement is used by many analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and to compare it with the performance of other publicly traded limited partnerships. We also compare distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the coverage ratio of distributable cash flow to planned cash distributions. Please read “— Reconciliation to GAAP Measures” below for a reconciliation of distributable cash flow, the most directly comparable measure as reported in accordance with GAAP, to net income (loss) attributable to our unitholders for each of the periods indicated.

Reconciliation to GAAP Measures

The following table presents a reconciliation of net income (loss) attributable to unitholders to adjusted EBITDA and distributable cash flow for each of the periods indicated:

	Oxford Resource Partners, LP (Successor)					Oxford Mining Company (Predecessor)
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period from August 24, to December 31,	Period from January 1, to August 23,
	2011	2010	2009	2008	2007	2007
	(in thousands)
Net (loss) income attributable to Oxford Resource Partners, LP unitholders	$(13,077)	$(7,351)	$23,504	$(2,482)	$1,522	$(3,553)
PLUS:
Interest expense, net of interest income	9,857	9,499	6,449	7,658	3,443	2,360
Depreciation, depletion and amortization	51,905	42,329	25,902	16,660	4,926	9,025
Non-cash equity compensation expense	1,077	942	472	468	25	—
Non-cash (gain) loss on asset disposals	1,352	1,228	1,177	(1,407)	(8)	(25)
Non-cash change in future asset retirement obligations	3,355	5,742	4,991	4,560	167	2,884
Acquisition costs	507	—	—	—	—	—
Contract termination and amendment expenses, net	—	652	—	—	—	—
LESS:
Gain on purchase of business	—	—	3,823	—	—	—
Amortization of below-market coal sales contracts	939	1,424	1,705	771	1,955	—

Adjusted EBITDA (1)	54,037	$51,617	$56,967	$24,686	$8,120	$10,691

LESS:
Cash interest expense, net of interest income and excluding amendment fees	7,784
Estimated reserve replacement expenditures	5,797
Other maintenance capital expenditures	32,159

Distributable cash flow (1)	$8,297

(1)	We started calculating distributable cash flow in July 2010 and periods subsequent thereto during which we were a publicly traded partnership. We did not calculate distributable cash flow with respect to periods prior thereto, and thus we do not have any comparable amounts for the years ended December 31, 2010, 2009, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in a single business segment and have three operating subsidiaries, Oxford Mining Company, LLC, Oxford Mining Company—Kentucky, LLC and Harrison Resources, LLC. All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers. All three subsidiaries share common customers, assets and employees.

We currently have 19 active surface mines, one of which became an active mine in the first quarter of 2012, that are managed as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During 2011, we produced 8.0 million tons of coal and sold 8.5 million tons of coal, including 0.4 million tons of purchased coal. As a result, our coal inventory on hand decreased by approximately 0.1 million tons. We purchase coal in the open market and under contracts to satisfy a portion of our sales commitments. As is customary in the coal industry, we have entered into long-term coal sales contracts with most of our customers. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more.

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

In connection with our initial public offering, we paid off the amounts outstanding under a $115 million credit facility evidenced by a credit agreement with a syndicate of lenders, for which FirstLight Funding I, Ltd. acted as Administrative Agent (our “$115 million credit facility” or our “prior $115 million credit facility”), and entered into a new $175 million credit facility evidenced by a credit agreement with Citicorp USA, Inc., as Administrative Agent, Citibank, N.A., as Swing Line Bank, Barclays Bank PLC and The Huntington National Bank, as Co-Syndication Agents, Fifth Third Bank and Comerica Bank, as Co-Documentation Agents, and the lenders party thereto (our “$175 million credit facility” or our “new $175 million credit facility”). Our $175 million credit facility provides for a $60 million term loan and a $115 million revolving credit facility. As of December 31, 2011, we had $131 million of borrowings outstanding under our $175 million credit facility, consisting of term loan borrowings of $51 million and revolving credit facility borrowings of $80 million.

Evaluating Our Results of Operations

We evaluate our results of operations based on several key measures:

•	our coal production, sales volume and average net sales price, which drive our coal sales;

•	our cost of coal sales;

•	our cost of purchased coal;

•	our adjusted EBITDA, a non-GAAP financial measure; and

•	our distributable cash flow, a non-GAAP financial measure.

Coal Production, Sales Volume, Sales Prices and Transportation Revenue and Expenses

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

Our long-term coal sales contracts typically provide for a fixed price, or a schedule of prices that are either fixed or contain market-based adjustments, over the contract term. In addition, many of our long-term coal sales contracts have full or partial cost pass through or cost adjustment provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for items such as fuel and inflation. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices, including cost-related indices for fuel and cost-of-living generally.

Our transportation revenue reflects the portion of our total revenues that is attributable to actual transportation costs. Our transportation revenue fluctuates based on a number of factors, including the volume of coal we transport by truck or rail under those contracts and the related transportation expenses. Our transportation expenses represent the cost to transport our coal by truck or rail from our mines to our river terminals, our rail loading facilities and our customers.

We evaluate the price we receive for our coal on an average sales price per ton basis, net of transportation expenses. Our average sales price per ton, net of transportation expenses, represents our coal sales revenue divided by total tons of coal sold. The following table provides operational data with respect to our coal production and purchases, coal sales volume and average sales price per ton for the periods indicated:

				% Change
	Years Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(tons in thousands)
Tons of coal produced (clean)	7,987	7,470	5,846	6.9%	27.8%
(Increase) decrease in inventory	91	(53)	(65)	n/a	n/a
Tons of coal purchased	380	734	530	(48.2%)	38.5%
Tons of coal sold	8,458	8,151	6,311	3.8%	29.2%

Tons sold under long-term contracts(1)	96.6%	95.9%	97.8%	0.7%	(1.9%)

Average sales price per ton	$46.23	$42.94	$45.42	7.7%	(5.5%)
Transportation expenses per ton (2)	$5.59	$4.72	$5.15	18.4%	(8.3%)
Average sales price per ton (net of transportation expenses)	$40.64	$38.22	$40.27	6.3%	(5.1%)

Number of operating days	278.5	275.5	274.5	n/a	n/a

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.
(2)	Transportation expenses represent the costs we incur for transporting our coal from our mines to the points of sale specified in our contracts.

Cost of Coal Sales

We evaluate our cost of coal sales, which excludes the costs of purchased coal and transportation expenses, depreciation, depletion and amortization (“DD&A”) and any other indirect costs not directly associated with the production of the coal such as selling, general and administrative expenses (“SG&A”), on a cost per ton basis. Our cost of coal sales per ton represents our cost of coal sales divided by the tons of coal we sold excluding purchased coal tons. Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, operating leases, repairs and maintenance and all other costs that are directly related to our mining operations. Our cost of coal sales does not take into account the effects of any of the cost pass through or cost adjustment provisions in our long-term coal sales contracts, as those provisions result in an adjustment to our coal sales price. The following table provides summary information for the periods indicated relating to our cost of coal sales per ton and tons of coal sold, excluding purchased coal:

				% Change
	Years Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(tons in thousands)
Cost of coal sales per ton	$33.72	$30.94	$29.52	9.0%	4.8%
Tons of coal sold, excluding purchased coal	8,078	7,417	5,781	8.9%	28.3%

Cost of Purchased Coal

We purchase coal from third parties to fulfill a portion of our obligations under our long-term coal sales contracts and, in certain cases, to meet customer specifications. In connection with our acquisition of the Illinois Basin assets from Phoenix Coal, we assumed a long-term coal purchase contract with a third party supplier that had favorable pricing terms relative to our production costs. Under this contract the third party supplier is obligated to deliver and we are obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract are depleted. We have experienced supplier performance issues under this contract which continued through 2011 and still persist in 2012. The supplier has asserted that this contract is terminated by its terms, while we have taken a contrary position. We are now working with the supplier to resolve the matter.

We evaluate our cost of purchased coal on a per ton basis. The following table provides summary information for the periods indicated for our cost of purchased coal per ton and tons of coal purchased:

				% Change
	Years Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(tons in thousands)
Cost of purchased coal per ton	$35.47	$30.00	$36.79	18.2%	(18.5%)
Tons of coal purchased	380	734	530	(48.2%)	38.5%

Adjusted EBITDA

For a definition of adjusted EBITDA and a reconciliation of net income (loss) attributable to unitholders to adjusted EBITDA, please see Item 6: Selected Financial and Operating Data—Non-GAAP Financial Measures. Please also see “Results of Operations — Summary” for a reconciliation of net income (loss) attributable to our unitholders to adjusted EBITDA for the period indicated.

Distributable Cash Flow

For a definition of distributable cash flow and a reconciliation of net income (loss) attributable to unitholders to distributable cash flow, please see Item 6: Selected Financial and Operating Data—Non-GAAP Financial Measures. Please also see “Results of Operations — Summary” for a reconciliation of net income (loss) attributable to our unitholders to distributable cash flow for the period indicated.

Factors That Impact Our Business

For the past five years over 90% of our coal sales were made under long-term coal sales contracts and we intend to continue to enter into long-term coal sales contracts for substantially all of our annual coal production. We believe our long-term coal sales contracts reduce our exposure to fluctuations in the spot price for coal and provide us with a more reliable and stable revenue base. Our long-term coal sales contracts also allow us to partially mitigate our exposure to rising costs to the extent those contracts have full or partial cost pass through or cost adjustment provisions.

For 2012, 2013, 2014 and 2015, we currently have long-term coal sales contracts for coal sales of 7.3 million tons, 6.5 million tons, 5.5 million tons and 4.0 million tons, respectively. These tonnages assume the successful renegotiation of some of our long-term coal sales contracts which contain provisions that provide for price reopeners. Two of our long-term coal sales contracts with the same customer provide for market-based adjustments to the initial contract price every three years. These two long-term coal sales contracts will terminate effective December 31, 2012 if we cannot agree upon a market-based price with the customer by September 30, 2012. In addition, we have one long-term coal sales contract with another customer that will terminate effective December 31, 2013 if we cannot agree upon a market-based price with the customer by June 30, 2013. The coal tonnage which is involved for these three contracts is 1.0 million tons for 2013, 1.4 million tons for 2014 and 0.9 million tons for 2015.

The terms of our coal sales contracts result from competitive bidding and negotiation with customers. As a result, the terms of these contracts vary by customer. However, most of our long-term coal sales contracts have full or partial cost pass through and/or cost adjustment provisions. For 2012, 2013, 2014 and 2015, 70%, 72%, 61% and 48% of the coal, respectively, that we have committed to deliver under our current long-term coal sales contracts are subject to full or partial cost pass through provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for such items as fuel, explosives and/or labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices.

Some long-term coal sales contracts contain option provisions that give the customer the right to elect to purchase additional tons of coal during the contract term at the same price as the fixed tons provided for in the contract. We have outstanding option tons of 0.4 million for each of 2012 through 2014 and 0.7 million for 2015. If there are customer elections to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production at our mining complexes.

We concluded our long-standing negotiations with American Electric Power Service Corporation (“AEP”) to amend our long-term coal sales contract with them in October of 2011. The mutual goal of the parties was achieved to amend the contract to extend the term of the agreement, establish a future pricing methodology acceptable to both parties, and adjust the amounts of fixed and optional coal tonnage covered by the contract. In this amendment, the pricing is tied to and adjusted annually based on weekly indices reflecting current market pricing for the subsequent year which become the fixed contract price for the next year. Additionally, in exchange for market-based pricing, we no longer receive price and fuel adjusters under this contract. By reason of this amendment, the current term of the contract now runs through 2015, and it can be automatically extended for a further three-year term through 2018 if AEP gives us eighteen months advance notice of its election to extend the contract. Further, in more recent negotiations we have reached an agreement in principle to reduce the 2012 contract tonnage in exchange for a compensating increase in pricing, and we are working to formalize that arrangement in a contract amendment.

On March 2, 2012, we received a notice of contract termination from Big Rivers Electric Corporation (“Big Rivers”). The notice notified us that Big Rivers was terminating the Amended and Restated Coal Supply Agreement between Big Rivers and us (the “Big Rivers Agreement”) effective as of the close of business on March 2, 2012, pursuant to provisions of the Big Rivers Agreement permitting termination in certain circumstances where coal deliveries have not conformed to the quality specifications in the Big Rivers Agreement. The Big Rivers Agreement provides for us to supply to Big Rivers 800,000 tons of coal per year, and absent any termination thereof the term of the Big Rivers Agreement runs until December 31, 2015. We have met with representatives of Big Rivers on two occasions following this action (on March 7 and March 12, 2012), but have been unable to achieve any satisfactory resolution of the issues during these meetings. We are assessing the validity of the termination notice and any recourse that we may have under the Big Rivers Agreement or otherwise with respect to the actions by Big Rivers, including the termination. We are also assessing the financial and operational impact that such a termination would have on us and reviewing various alternatives, including without limitation mine closure(s) and related cost reduction measures, to compensate for and/or lessen any impact from such actions by Big Rivers and to bring our production and related cost structure in balance with our remaining contractual commitments.

We are currently experiencing a general softening of the coal markets and waning coal demand. As a result, it has been necessary to take steps to accommodate the changing supply profile of some customers. We are also focused on reviewing and modifying our operations to manage controllable costs and eliminate discretionary capital expenditures. We recently reached an agreement for 2012 and 2013 to purchase coal on more favorable terms rather than supplying our own washed coal on certain Illinois Basin customer contracts, enabling us to idle one of our mines and shut down a washplant for our Illinois Basin operations. These steps are expected to result in cost savings in 2012.

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

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our results of operations is impacted by (i) the transactions relating to the closing of our initial public offering and our $175 million credit facility in July 2010, (ii) the acquisition of Illinois Basin assets from Phoenix Coal on September 30, 2009 and (iii) an amendment to a long-term coal sales contract with a major customer in December 2008.

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

•

we terminated our advisory services agreement with affiliates of AIM Oxford (see Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the heading “Related Party Transactions”); and

•	we purchased $54.2 million of previously leased and additional major mining equipment.

We acquired all of the active Illinois Basin surface mining operations of Phoenix Coal on September 30, 2009. The financial results from this acquisition are included in our consolidated financial statements for 2010 and 2011. However, only three months of financial results from this acquisition are included in our consolidated financial statements for 2009.

In December 2008, we agreed with one of our major customers to amend a long-term coal sales contract. As part of this amendment, we agreed to give this customer two additional three-year term extension options with market-based price adjustments for each extension. In exchange, we received a substantial temporary increase in the price per ton of coal for 2009 along with certain cost adjustment provisions for the remaining term of the contract. This price increase contributed $13.3 million to revenue and adjusted EBITDA for 2009.

Summary

The following table presents certain of our historical consolidated financial data for the periods indicated and contains both GAAP and non-GAAP financial measures:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Statement of Operations Data:
Revenues:
Coal sales (1)	$343,741	$311,567	$254,171
Transportation revenue	47,305	38,490	32,490
Royalty and non-coal revenue	9,331	6,521	7,183

Total revenues	400,377	356,578	293,844

Costs and expenses:
Cost of coal sales (excluding DD&A, shown separately)	272,420	229,468	170,698
Cost of purchased coal	13,480	22,024	19,487
Cost of transportation	47,305	38,490	32,490
Depreciation, depletion and amortization	51,905	42,329	25,902
Selling, general and administrative expenses	13,739	14,757	13,242
Contract termination and amendment expenses, net	—	652	—

Total costs and expenses	398,849	347,720	261,819

Income from operations	1,528	8,858	32,025
Interest income	13	12	35
Interest expense	(9,870)	(9,511)	(6,484)
Gain on purchase of business	—	—	3,823

Net (loss) income	(8,329)	(641)	29,399
Less: Net (loss) income attributable to noncontrolling interest	(4,748)	(6,710)	(5,895)

Net (loss) income attributable to Oxford Resource Partners, LP unitholders	$(13,077)	$(7,351)	$23,504

Other Financial Data:
Adjusted EBITDA(1) (2)	$54,037	$51,617	$56,967

(1)

Included in the operating results for 2009 is $13.3 million of coal sales revenue related to a temporary price increase as discussed above in “Factors Affecting the Comparability of Our Results of Operations.”

(2)

For our definition of adjusted EBITDA, which is a non-GAAP financial measure, and for a reconciliation of this measure to our net income available to common unitholders, please see “Item 6: Selected Financial and Operating Data – Non-GAAP Financial Measures.”

The following table presents a reconciliation of net (loss) income attributable to unitholders to adjusted EBITDA for the periods indicated:

Reconciliation of net (loss) income attributable to Oxford Resource Partners, LP unitholders to adjusted EBITDA

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net (loss) income attributable to Oxford Resource Partners, LP unitholders (1)	$(13,077)	$(7,351)	$23,504

PLUS:
Interest expense, net of interest income	9,857	9,499	6,449
Depreciation, depletion and amortization	51,905	42,329	25,902
Non-cash equity-based compensation expense	1,077	942	472
Non-cash loss on asset disposals	1,352	1,228	1,177
Non-cash change in future asset retirement obligations	3,355	5,742	4,991
Acquisition costs	507	—	—
Contract termination and amendment expenses, net	—	652	—

LESS:
Gain on purchase of business	—	—	3,823
Amortization of below-market coalsales contracts	939	1,424	1,705

Adjusted EBITDA (2)	$54,037	$51,617	$56,967

(1)

Included in the operating results for 2009 is $13.3 million of coal sales related to a temporary price increase as discussed above in “– Factors Affecting the Comparability of Our Results of Operations.”

(2)

For our definition of adjusted EBITDA, which is a non-GAAP financial measure, and for a reconciliation of this measure to our net income available to unitholders, please see “Item 6: Selected Financial and Operating Data – Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss attributable to unitholders to adjusted EBITDA and distributable cash flow for the periods indicated:

Reconciliation of net loss attributable to Oxford Resource Partners, LP unitholders to adjusted EBITDA and distributable cash flow

Year ended December 31, 2011
(in thousands)
Net loss attributable to Oxford Resource Partners, LP unitholders	$(13,077)

PLUS:
Interest expense, net of interest income	9,857
Depreciation, depletion and amortization	51,905
Non-cash equity-based compensation expense	1,077
Non-cash loss on asset disposals	1,352
Non-cash change in future asset retirement obligations	3,355
Acquisition costs	507

LESS:
Amortization of below-market sales contracts	939

Adjusted EBITDA	54,037

LESS:
Cash interest expense, net of interest income and excluding amendment fees	7,784
Estimated reserve replacement expenditures	5,797
Other maintenance capital expenditures	32,159

Distributable cash flow (1)	$8,297

(1)

We started calculating distributable cash flow in July 2010 and periods subsequent thereto during which we were a publicly traded partnership. We did not calculate distributable cash flow with respect to periods prior thereto, and thus we do not have any comparable amounts for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview. The net loss for 2011 was $13.1 million, or $0.62 per diluted limited partner unit, compared to a net loss for 2010 of $7.4 million, or $0.45 per diluted limited partner unit. Adjusted EBITDA for 2011 was $54.0 million, up 4.7% from $51.6 million for 2010. Distributable cash flow for the year ended December 31, 2011 was $8.3 million, with no comparable amount for 2010.

Coal Production. Our tons of coal produced increased 6.9% to 8.0 million tons for 2011 from 7.5 million tons for 2010. This increase was primarily attributable to increased production at our Muhlenberg County complex resulting from the addition of major mining equipment and a reduction in strip ratio.

Sales Volume. Our sales volume increased 3.8% to 8.5 million tons for 2011 from 8.2 million tons for 2010. This increase was primarily attributable to the increase in our tons of coal produced and corresponding tons sold primarily from our Muhlenberg County complex.

Average Sales Price Per Ton (Net of Transportation Expenses). Our average sales price per ton (net of transportation expenses) increased 6.3% to $40.64 for 2011 from $38.22 for 2010. This $2.42 per ton increase was primarily attributable to the replacement of lower priced legacy contracts, higher contracted sales price realizations from fuel and other cost escalators and changes in customer mix. This increase is partially offset by higher transportation costs of $0.87 per ton.

Coal Sales Revenue. Coal sales revenue for 2011 increased by $32.2 million, or 10.3%, to $343.7 million from $311.6 million for 2010. This increase was due to our higher average selling price of $2.42 per ton as well as the 3.8% increase in tons sold.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue includes our royalty revenue from subleasing our underground coal reserves to a third party, revenue from the sale of limestone that we recover in connection with our coal mining operations and various fees we receive for performing related services for others. Our royalty and non-coal revenue increased to $9.3 million for 2011 from $6.5 million for 2010. This increase primarily resulted from $2.0 million of higher revenue from the sale of limestone that we recover in connection with our coal mining operations combined with moderate increases in the fees that we receive for performing related services for others and the royalties received from subleasing our underground coal reserves.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased $43.0 million or 18.7% to $272.4 million for 2011 from $229.5 million for 2010. Cost of coal sales per ton increased 9.0% to $33.72 per ton for 2011 from $30.94 per ton for 2010. This $2.78 per ton increase resulted primarily from an increase in diesel fuel costs of $1.53 per ton, higher wages and benefits of $0.54 per ton, higher costs for repairs, maintenance and supplies of $0.43 per ton and higher royalty and production taxes of $0.23 per ton.

Cost of Purchased Coal. Cost of purchased coal decreased to $13.5 million for 2011 from $22.0 million for 2010. The decrease of $8.5 million was primarily attributable to a 71.7% or 423,000 ton reduction in the tons of coal purchased by our Muhlenberg County complex. We have experienced performance issues with a key supplier under a long-term contract which resulted in a reduction in tons available for purchase. The supplier has asserted that the contract is terminated by its terms, while we have taken a contrary position. We are now working with the supplier to resolve the matter. Our average cost of purchased coal for 2011 increased by 18.2% to $35.47 per ton due to fewer low cost tons being available for purchase from this key supplier.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for 2011 was $51.9 million compared to $42.3 million for 2010, an increase of $9.6 million. This increase was primarily the result of increases in depreciation and amortization expenses of approximately $4.2 million and $5.6 million, respectively. The increase in depreciation expense primarily resulted from the full year impact of depreciation on previously leased and additional major mining equipment purchased in 2010 with the proceeds from our initial public offering and borrowings under our $175 million credit facility. The increase in amortization expense primarily resulted from the increase in cost estimates associated with measuring our asset retirement obligations.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for 2011 were $13.7 million compared to $14.8 million for 2010, a decrease of $1.1 million. This decrease primarily resulted from reductions in public company costs of $0.8 million incurred in connection with our initial public offering in 2010.

Contract Termination and Amendment Expenses, Net. Contract termination and amendment expenses, net for 2011 were zero compared to $0.7 million for 2010. For 2010, there was a one-time charge of $2.5 million resulting from the termination of an advisory agreement with certain affiliates of AIM Oxford in connection with our initial public offering, offset by a $1.8 million reduction in a specific reserve for a below-market coal supply contract assumed in the purchase of our Illinois Basin assets that was amended to reset the price to a market rate during 2010.

Transportation Revenue and Expenses. Transportation revenue and expenses for 2011 increased 22.9% compared to 2010. This increase resulted from increases in the volume of our coal shipments and higher rates related to higher diesel fuel costs. Transportation expenses per ton sold increased 18.4% to $5.59 for 2011 from $4.72 for 2010, which negatively impacted our average sales price (net of transportation expenses) by $0.87 per ton.

Interest Expense (Net of Interest Income). Interest expense (net of interest income) for 2011 was $9.9 million compared to $9.5 million for 2010, an increase of $0.4 million. This increase was attributable to interest expense of $0.8 million resulting from higher borrowings outstanding, plus credit facility amendment fees and higher amortization of deferred financing costs incurred of $0.6 million and $0.4 million, respectively, in connection with our $175 million credit facility during 2011. These increases were partially offset by a loss on debt extinguishment of $1.3 million associated with the termination of our $115 million credit facility during 2010.

Net Income Attributable to Noncontrolling Interest. For 2011 and 2010, the net income attributable to noncontrolling interest was $4.7 million and $6.7 million, respectively. This decrease resulted from lower production volumes as a result of a significant increase in the strip ratio in the area currently being mined. We anticipate that this increased strip ratio will remain for much of 2012 and consequently have a negative impact on production volumes and costs in 2012.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview. The net loss for 2010 was $7.4 million, or $0.45 per diluted limited partner unit, compared to 2009 net income of $23.5 million, or $2.08 per diluted limited partner unit. Adjusted EBITDA for 2010 was $51.6 million versus $57.0 million for 2009. Our distributable cash flow for the last half of 2010 during which we were a publicly traded partnership was $8.5 million. We did not calculate distributable cash flow for periods prior to becoming a publicly traded partnership, so there was no comparable amount for 2009.

Coal Production. Our tons of coal produced increased 27.8% to 7.5 million tons for 2010 from 5.8 million tons for 2009. This increase was primarily due to a full year of coal production of 1.7 million tons for 2010 as compared to 0.4 million tons for 2009 from our Muhlenberg County complex in the Illinois Basin that we acquired on September 30, 2009, as well as a 6.8% increase in production from our Northern Appalachia mining complexes.

Sales Volume. Our sales volume increased 29.2% to 8.1 million tons for 2010 from 6.3 million tons for 2009. This increase was primarily attributable to the full year’s coal sales of 1.6 million tons from our Muhlenberg County complex in the Illinois Basin that we acquired on September 30, 2009.

Average Sales Price Per Ton (Net of Transportation Expenses). Our average sales price per ton (net of transportation expenses) decreased 5.1% to $38.22 for 2010 from $40.27 for 2009. The $2.05 per ton decrease was primarily attributable to the full-year impact of the lower-priced coal sales contracts assumed in connection with our acquisition of Illinois Basin assets on September 30, 2009 and the absence of the temporary price increase realized during 2009 as discussed above in “– Factors Affecting the Comparability of Our Results of Operations.” This decrease is partially offset by lower transportation costs of $0.43 per ton.

Coal Sales Revenue. Our coal sales revenue for 2010 increased by $57.4 million, or 22.6%, from $254.2 million for 2009. This increase was primarily attributable to a full year of coal sales of $74.3 million for 2010 as compared to $21.0 million for 2009 from our Muhlenberg County complex in the Illinois Basin and higher coal sales volumes delivered to our major utility customers served by our Northern Appalachia operations. Reducing the impact of the year-over-year increase was the realization during 2009 of $13.3 million of revenue relating to the temporary price increase previously discussed above in “– Factors Affecting the Comparability of Our Results of Operations.”

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue decreased to $6.5 million for 2010 from $7.2 million for 2009. This decrease was primarily attributable to a $1.7 million temporary royalty revenue reduction from our underground coal reserves that are subleased, as mining occurred during a portion of 2010 on a small piece of property surrounded by our reserves that was not subject to our royalty. In late September 2010, royalty-generating mining activity resumed on our underground coal reserves. This decrease was partially offset by an increase of $1.0 million in non-coal revenue.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) increased 34.4% to $229.5 million for 2010 from $170.7 million for 2009. This increase was primarily attributable to the increase of 27.8% in our tons produced principally from our Muhlenberg County complex in the Illinois Basin. Our average cost of coal sales per ton increased by 4.8% to $30.94 for 2010 compared to $29.52 for 2009. This increase resulted in part from higher operating costs due to the delay of the Rose France mine permit at our Muhlenberg County complex, adverse geologic conditions at our Plainfield mine and higher strip ratios, as well as higher repair and maintenance expenses.

Cost of Purchased Coal. Cost of purchased coal increased to $22.0 million for 2010 from $19.5 million for 2009. The increase of $2.5 million was primarily attributable to higher volumes purchased under a long-term coal purchase contract assumed in our acquisition of the Illinois Basin assets. Our average cost of purchased coal per ton decreased by 18.5% to $30.00 for 2010 due to a significant portion of our purchases for 2010 being supplied under the long-term coal purchase contract compared to higher-priced spot market purchases for 2009.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for 2010 was $42.3 million compared to $25.9 million for 2009, an increase of $16.4 million. Approximately $7.9 million of this increase related to higher DD&A expense associated with the assets we acquired from our acquisition of the Illinois Basin assets, and the remaining increase of $8.5 million related primarily to full-year depreciation on equipment placed in service in late 2009 and depreciation on previously leased and additional major mining equipment that we purchased with proceeds of our initial public offering.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for 2010 were $14.8 million compared to $13.2 million for 2009, an increase of $1.6 million. This increase was due to an increase of $1.0 million in public company expenses and $0.6 million of additional administrative expenses associated with our then recently acquired Illinois Basin operations.

Contract Termination and Amendment Expenses, Net. Contract termination and amendment expenses, net for 2010 were $0.7 million compared to zero for 2009. These expenses resulted from the $2.5 million expense related to the termination of an advisory services agreement with certain affiliates of AIM Oxford in connection with our initial public offering, partially offset by a $1.8 million reduction in a specific reserve for a below-market coal supply contract assumed in our acquisition of the Illinois Basin assets that was amended to reset the price to a market rate starting in 2010.

Transportation Revenue and Expenses. Transportation revenue and expenses for 2010 increased 18.5% compared to 2010. This increase was primarily attributable to the full year’s coal sales of 1.6 million tons from our Muhlenberg County complex in the Illinois Basin that we acquired on September 30, 2009. Transportation expenses per ton sold decreased 8.3% to $4.72 for 2010 from $5.15 for 2009. This decrease of $0.43 per ton results from the full year impact of lower transportation expenses from our Muhlenberg County complex in the Illinois Basin, which had a favorable impact on our average sales price (net of transportation expenses).

Interest Expense (Net of Interest Income). Interest expense (net of interest income) for 2010 was $9.5 million compared to $6.5 million for 2009, an increase of $3.0 million. This increase was primarily due to an amendment to our prior $115 million credit facility in September 2009 in connection with our acquisition of Illinois Basin assets that resulted in higher borrowings outstanding and higher effective interest rates during the first half of 2010. In addition, the non-cash mark-to-market adjustment for the interest rate swap agreement increased interest expense by $1.8 million for 2010 compared to 2009.

Net Income Attributable to Noncontrolling Interest. For 2010 and 2009, the net income attributable to noncontrolling interest was $6.7 million and $5.9 million, respectively. Net income attributable to noncontrolling interest for 2009 included a non-recurring $0.9 million payment received from a customer that terminated a long-term coal sales contract.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in mining our reserves, as well as complying with applicable environmental laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations, borrowings under our credit facilities and proceeds from our initial public offering as well as contributions from our partners prior to our initial public offering.

The principal indicators of our liquidity are our cash on hand and availability under our $175 million credit facility, which is described under “— Credit Facility” below. As of December 31, 2011, we had borrowing availability under our $175 million credit facility of $5.1 million. Our available liquidity as of December 31, 2011 was $8.1 million, which consisted of $3.0 million in cash on hand and the $5.1 million of borrowing availability under our $175 million credit facility.

On December 28, 2011, we entered into a Third Amendment to Credit Agreement (the "Third Amendment") with Citicorp USA, Inc., as administrative agent, and the lenders party thereto, amending the credit agreement for our $175 million credit facility. Pursuant to the terms of the Third Amendment, the parties agreed to modify certain financial covenants set forth in such credit agreement. These modifications included (i) increasing the existing leverage ratio of 2.75 to 1 to 3.25 to 1 for the period from January 1, 2012 through June 30, 2012 and to 3.00 to 1 for all periods thereafter and (ii) increasing the maximum scheduled amount of permitted capital expenditures for fiscal year 2011 from $40 million to $43 million. The definitions of and methods used to determine the leverage ratio and permitted capital expenditures remain unchanged and are set forth in such credit agreement. The resulting effect of this amendment was to increase our borrowing availability effective January 1, 2012 to $27.5 million.

Going forward, we expect our sources of liquidity to include:

•	our working capital;

•	cash generated from operations;

•	borrowing under our $175 million credit facility;

•	issuances of additional partnership units; and/or

•	debt offerings.

Our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures and pay our quarterly distributions substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control. To the extent our operating cash flow or access to financing sources and the costs thereof are materially different than expected; our future liquidity may be adversely affected and may impair our future ability to meet all or a portion of our distributions to unitholders.

For the year ended December 31, 2011, our distributable cash flow covered 22.5% of our distributions to our common and subordinated unitholders and our general partner and 44.8% when considering only the distribution required to effect a distribution limited to our common unitholders and our general partner.

Please read “— Capital Expenditures” below for a further discussion on the impact of capital expenditures on liquidity.

Cash Flows

The following table reflects cash flows for the years indicated:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$44,534	$40,268	$38,637
Investing activities	(41,444)	(84,894)	(49,171)
Financing activities	(947)	42,149	(1,279)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $44.5 million for 2011, an increase of $4.2 million from net cash provided by operating activities of $40.3 million for 2010. This increase was primarily due to favorable working capital changes.

Net cash used in investing activities was $41.4 million for 2011, a decrease of $43.5 million from net cash used in investing activities of $84.9 million for 2010. This decrease was primarily attributable to the purchases of major mining equipment and the buy-out of equipment operating leases that occurred in the third quarter of 2010 from proceeds of our initial public offering and borrowings under our $175 million credit facility.

Net cash used in financing activities was $0.9 million for 2011 compared to net cash provided by financing activities of $42.1 million for 2010. This $43.0 million decrease was primarily attributable to the absence of initial public offering proceeds in 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities was $40.3 million for 2010 compared to $38.6 million for 2009. This increase was primarily due to favorable working capital changes.

Net cash used in investing activities was $84.9 million for 2010 compared to $49.2 million for 2009. This $35.7 million increase was primarily attributable to the $52.5 million purchase of major mining equipment and the buy-out of equipment operating leases that occurred in the third quarter of 2010 from the proceeds of our initial public offering and borrowings under our $175 million credit facility, partially offset by the $18.3 million used in connection with our acquisition of the Illinois Basin assets in 2009.

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

Credit Facility

In connection with our initial public offering, we paid off the amounts outstanding under our $115 million credit facility and we entered into our $175 million credit facility. Our $175 million credit facility provides for a $60 million term loan and a $115 million revolving credit facility. As of December 31, 2011, we had borrowings of $131 million outstanding under our $175 million credit facility, consisting of a $51 million term loan and borrowings of $80 million on the revolving credit facility. We also use our $175 million credit facility to collateralize letters of credit related to surety bonds securing our reclamation obligations. As of December 31, 2011, we had letters of credit outstanding in support of these surety bonds of $7.5 million.

The term loan and revolving credit facility will mature in 2014 and 2013, respectively, and borrowings bear interest at a variable rate per annum equal to, at our option, LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit agreement that evidences our $175 million credit facility). We used a portion of the borrowings under our $175 million credit facility and a portion of our initial public offering proceeds to purchase all of the equipment we had under operating leases, which reduced operating lease expenses beginning in the third quarter of 2010.

Borrowings under our $175 million credit facility are secured by a first-priority lien on and security interest in substantially all of our assets. Our $175 million credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course dispositions of assets over predetermined levels or enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. Our $175 million credit facility also requires compliance with certain financial covenant ratios, including limiting our leverage ratio (the ratio of consolidated indebtedness to adjusted EBITDA) as described below, and limiting our interest coverage ratio (the ratio of adjusted EBITDA to consolidated interest expense) to no less than 4.0 : 1.0. In addition, we are not permitted under our $175 million credit facility to fund capital expenditures in any fiscal year in excess of certain predetermined amounts. On December 28, 2011, we amended the credit agreement for our $175 million credit facility to modify certain financial covenants set forth in the credit agreement. These modifications included (i) increasing the existing leverage ratio of 2.75 to 1 to 3.25 to 1 for the period from January 1, 2012 through June 30, 2012 and to 3.00 to 1 for all periods thereafter and (ii) increasing the maximum scheduled amount of permitted capital expenditures for fiscal year 2011 from $40 million to $43 million. The definitions of and methods used to determine the leverage ratio and permitted capital expenditures remain unchanged and are set forth in such credit agreement.

The events that constitute an event of default under our $175 million credit facility include, among other things, failure to pay principal and interest when due, breach of representations and warranties, failure to comply with covenants, voluntary bankruptcy or liquidation and a change of control.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations as of December 31, 2011 were as follows:

	Payment Due by Period
					More
		1 Year	1 - 3	3 - 5	than
	Total	or Less	Years	Years	5 Years
	(in thousands)
Long-term debt obligations	$131,000	$6,000	$125,000	$—	$—
Future interest obligations—long-term debt (1)	12,980	7,314	5,666	—	—
Other long-term debt (2)	12,755	5,234	7,516	5	—
Future interest obligations—other long-term debt	900	544	356	—	—
Fixed-price diesel fuel purchase contracts	41,227	41,227	—	—	—
Operating lease obligations	11,400	3,324	6,607	1,452	17
Long-term coal purchase contract (3)	67,548	18,548	19,600	19,600	9,800

Total	$277,810	$82,191	$164,745	$21,057	$9,817

(1)	Interest on variable rate long-term debt was calculated using rates estimated by us at December 31, 2011 for the remaining term of outstanding borrowings.
(2)	Represents various notes payable with interest rates ranging from 4.6% to 6.75%.
(3)

We assumed a long-term coal purchase contract as a result of our acquisition of Illinois Basin assets. Please read Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the heading “Commitments and Contingencies.” We have experienced supplier performance issues under this contract which continued through 2011 and still persist in 2012. The supplier has asserted that this contract is terminated, while we have taken a contrary position. We are now working with the supplier to resolve the matter.

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

At December 31, 2011, we had outstanding commitments for approximately $12.2 million of expansion capital expenditures and $0.3 million of other maintenance capital expenditures. For 2012, we expect to incur $4.0 to $5.0 million of reserve replacement expenditures, $27.0 to $32.0 million of other maintenance capital expenditures and $13.0 to $15.0 million of expansion capital expenditures. We expect to fund $20.0 to $22.0 million of our capital expenditures with operating leases which will lower both adjusted EBITDA and distributable cash flow by approximately $5.0 million.

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

As of December 31, 2011, we had approximately $38.5 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $7.5 million in bank letters of credit. Our management believes these bonds and bank letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

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

Allowance for Doubtful Accounts

We establish an allowance for losses on trade receivables when it is probable that all or part of the outstanding balance will not be collected. Our management regularly reviews the probability that a receivable will be collected and establishes or adjusts the allowance as necessary. There was no allowance for doubtful accounts at December 31, 2011 and 2010.

Inventory

Inventory consists of coal that has been completely uncovered or that has been removed from the pit and stockpiled for crushing, washing or shipment to customers. Inventory also consists of supplies, spare parts and fuel. Inventory is valued at the lower of average cost or market. The cost of coal inventory includes certain operating expenses such as overhead and stripping costs incurred during to the production phase, which commences when saleable coal beyond a de minimus amount is produced.

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

We acquire our coal reserves through purchases or leases. We deplete our coal reserves using the units-of-production method on the basis of tonnage mined in relation to total estimated recoverable tonnage with residual surface values classified as land and not depleted. At December 31, 2011 and 2010, all of our reserves were attributed to mine complexes engaged in mining operations or leased to third parties. We believe that the carrying value of these reserves will be recovered.

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

Long-Lived Assets

We follow authoritative guidance that requires projected future cash flows from use and disposition of assets to be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. There were no indicators of impairment present during the years ended December 31, 2011, 2010 and 2009. Accordingly, no impairment losses were recognized during any of these years.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheets. We capitalize costs incurred in connection with the establishment of credit facilities and amortize such costs to interest expense over the term of the credit facility using the effective interest method.

We also have recorded intangible assets and liabilities at fair value associated with certain customer relationships and below-market coal sales contracts, respectively. These balances arose from the purchase accounting for our acquisition of Phoenix Coal. These intangible assets are being amortized over their expected useful lives. See the Below-Market Coal Sales Contracts section of Note 2 and Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details under the headings “Summary of Significant Accounting Policies” and “Intangible Assets and Liabilities,” respectively.

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

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011 and December 31, 2011. This change was accounted for in the quarter ended June 30, 2011 and all financial statement measurement periods subsequent thereto, in accordance with ASC 250.

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

When the liability is initially established, the offset is capitalized to the mine development asset. Over time, the ARO liability is accreted to its present value, and the capitalized cost is depleted using the units-of-production method for the related mine. If the assumptions used to estimate the ARO liability do not materialize as expected or regulatory changes occur, reclamation costs or obligations to perform reclamation and mine closure activities could be materially different than currently estimated. We review our entire reclamation liability at least annually and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from revisions to cost estimates and any changes to our mining plans and the timing of the expected reclamation expenditures.

In 2011, the revisions in estimated cash flows resulted in a net increase in the ARO of $13.7 million and was primarily attributable to mine development at eight new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with changes in estimated third-party unit costs. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.

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

On September 29, 2008, we executed and received a prepayment from one of our customers of $13.3 million toward its future coal deliveries in 2009. This amount was classified as deferred revenue and recognized as revenue as we delivered the coal in accordance with the terms of the arrangement. The majority of the repayment was recognized in 2009 with the remaining $2,090,000 recognized in 2010.

Freight and handling costs paid to third party carriers and invoiced to customers are recorded as transportation expenses and transportation revenue, respectively.

Royalty and non-coal revenue consists of coal royalty income, service fees for providing landfill earth moving and transportation services, commissions that we receive from a third party who sells limestone that we recover during our coal mining process, service fees for operating a coal unloading facility, service fees at one of our river barge loading facilities for loading services provided to a third party coal mining company and fees that we receive for trucking ash for municipal utility customers. Revenues are recognized when earned or when services are performed. Royalty revenue relates to the overriding royalty we receive on our underground coal reserves that we sublease to a third party mining company. For the years ended December 31, 2011, 2010 and 2009, we received royalties of $3.2 million, $2.8 million and $4.5 million, respectively. In August 2011, we terminated the services agreement for providing landfill earth moving and transportation services which was set to expire on December 31, 2011 (see Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the heading “Related Party Transactions”).

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations. This guidance requires a public entity to disclose the revenue and earnings of the combined entity in its consolidated financial statements as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. Early adoption of this guidance was permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption of this guidance was not permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income, which amends current comprehensive income guidance. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for public companies during the interim and annual periods beginning after December 15, 2011. Early adoption of this guidance was permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. We do not believe that the adoption of the guidance provided by these updates will have a material impact on our consolidated financial statements.

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

We believe that the price risks associated with our diesel fuel expense is significant. Taking into account our fixed price fuel purchase contracts, we estimate that a hypothetical increase of $0.30 per gallon of diesel fuel would have increased our fuel and hauling costs and reduced net income attributable to our unitholders by $4.8 million for the year ended December 31, 2011. If this hypothetical increase had occurred, we estimate that fuel cost pass through or cost adjustment provisions in our long-term coal sales contracts would have provided a corresponding increase in revenue and net income attributable to our unitholders in amounts equal to the amounts referred to above for the year ended December 31, 2011.

Interest Rate Risk

We are exposed to interest rate risks as borrowings under our $175 million credit facility are at variable rates. We manage our interest rate risks from time to time through interest rate swap and/or interest rate cap agreements.

On August 2, 2010, we entered into an interest rate swap agreement that had an original notional principal amount of $50.0 million and a maturity of January 31, 2013. The notional principal amount declines over the term of the interest rate swap agreement at a rate of $1.5 million each quarter that corresponds to our required principal payments on the term loan under our $175 million credit facility. Under the interest rate swap agreement, we pay interest monthly at a fixed rate of 1.39% per annum and receive interest monthly at a variable rate equal to LIBOR (with a 1% floor) based on the notional principal amount. The interest rate swap agreement was effective August 9, 2010. The fair value of the derivative liability of $156,000 and $108,000 was recorded in other liabilities as of December 31, 2011 and 2010, respectively. The increase in value of $48,000 and $108,000 was recorded in interest expense for the year ended December 31, 2011 and 2010, respectively. The balance of the amortizing interest rate swap agreement was $41.0 million at December 31, 2011.

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

We entered into an interest rate swap agreement on August 24, 2007 that had an original notional principal amount of $67.5 million and matured in August 2009. Under the swap agreement, we paid interest at a fixed rate of 4.83% and received interest at a variable rate equal to LIBOR (1.43% as of December 31, 2008), based on the notional amount. The change in the fair value and settlement of the swap agreement decreased interest expense by $1,681,000 for the year ended December 31, 2009.

At December 31, 2011, the variable interest rate on our debt under the $175 million credit facility was 5.5%, calculated at the 30-day LIBOR rate, subject to a floor of 1.0%, plus the applicable margin of 4.5%. Based on our borrowings at the end of 2011, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in reduced net income attributable to our unitholders of approximately $0.2 million. At December 31, 2011, the 30 day LIBOR was 71 basis points below the 1% LIBOR floor. As a result, the $0.2 million hypothetical reduction noted above represents the 30 day LIBOR interest rate as adjusted for the impact of the hypothetical 100 basis point increase less the 1% LIBOR floor, or an increase of 29 basis points from our current interest rate. This estimate is based upon the current level of variable debt and assumes no changes in the composition of that debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, partners’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-32 hereof and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Oxford Resource Partners, LP

We have audited Oxford Resource Partners, LP’s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Oxford Resource Partners, LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Oxford Resource Partners, LP’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oxford Resource Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Resource Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 14, 2012

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective March 14, 2012, our general partner entered into new employment agreements (the “New Agreements”) with each of the following named executive officers: (i) Charles C. Ungurean, President and Chief Executive Officer, (ii) Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer, (iii) Gregory J. Honish, Senior Vice President, Operations, and (iv) Daniel M. Maher, Senior Vice President, Chief Legal Officer and Secretary (individually a “Referenced Officer” and collectively the “Referenced Officers”). The New Agreements establish customary employment terms for the Referenced Officers including base salaries, bonuses and other incentive compensation and other benefits and provision for duties and titles, and replace and supersede the prior employment agreements which had been in effect between our general partner and each of the Referenced Officers (individually a “Prior Agreement” and collectively the “Prior Agreements”).

The primary reasons for entering into the New Agreements were twofold. First, the Prior Agreements had terms expiring July 19, 2012 (except for Mr. Maher’s Prior Agreement where the term was expiring on December 31, 2012), and, notwithstanding the automatic extension provisions set forth in the Prior Agreements, our general partner’s Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) considered it advisable to extend the terms early, consistent with their practice of seeking to extend the terms of executive employment agreements that they wish to have extended before the operation of automatic extension provisions. And second, in the latter part of 2011 the Compensation Committee retained a leading compensation consultant to assist it in evaluating certain aspects of the compensation program for our named executive officers, and as a result of that evaluation process the Compensation Committee identified specific compensation changes for implementation in the New Agreements.

The principal changes from the Prior Agreements made in all of the New Agreements for the Referenced Officers include (i) extending the initial terms thereof to run until December 31, 2013, (ii) clarifying the roles that the Compensation Committee and the Board play in the annual base salary, bonus and other incentive compensation decisions for the Referenced Officers and (iii) providing that their rights to severance benefits apply on the same basis at the time of termination of employment upon or following and notwithstanding expiration of the term of their New Agreements.

The other principal changes from the Prior Agreements made in various of the New Agreements are as follows:

•

Increasing the standard severance payment for each of Messrs. Gutman and Maher to two times his annual base salary in the event his employment is terminated by the Company without “Cause” (as defined in their respective New Agreements) or he terminates his employment for “Good Reason” (as defined in their respective New Agreements). For Mr. Gutman, the standard severance payment is reduced by any Supplemental Severance Payment described below that he receives. These standard severance benefits provided for in each of the applicable New Agreements continue to be conditioned on the applicable Referenced Officer executing a release of claims in favor of our general partner and its affiliates. Such severance payment benefit has existed previously for Mr. Charles Ungurean and another named executive officer, Thomas T. Ungurean, and for Mr. Charles Ungurean has been continued in his New Agreement.

•

Confirming the increase in the annual target incentive bonus amount to 75% of annual base salary (100% in the case of Mr. Charles Ungurean) which had previously been approved by the Compensation Committee and the Board. The increase to 75% was also extended to Mr. Thomas Ungurean without amending his employment agreement with our general partner.

•

Establishing for Mr. Gutman additional severance benefits, consisting of (i) a supplemental severance payment (the “Supplemental Severance Payment”) if he is employed by our general partner through September 30, 2012 or if our general partner terminates his employment for any reason prior to that date, which

Supplemental Severance Payment is in an amount equal to six (6) months of his base salary, increased by an additional month of his base salary for each full month after September 30, 2012 that he remains in the employment of our general partner, with a maximum Supplemental Severance Payment amount equal to one times his annual base salary, and (ii) provision by our general partner to him of COBRA benefits for health insurance coverage for a period of 12 months from the date of his termination of employment.

•

Providing for immediate vesting for Messrs. Charles Ungurean and Honish of all awards granted under our Amended and Restated Long-Term Incentive Plan, effective on June 18, 2010 (such Plan, as it may be further amended, our “LTIP”), notwithstanding any applicable vesting schedule, upon the occurrence of any “Change in Control” (as defined in our LTIP as in effect on the effective date of their New Agreements). Such provisions were previously made for Messrs. Gutman and Maher and were and are reflected in their Prior Agreements and New Agreements, and have as well been extended to Mr. Thomas Ungurean without amending his employment agreement with our general partner.

•

Providing in the case of Mr. Gutman for (i) a written notice of 60 days in the event he elects to terminate his employment with our general partner, (ii) a monthly automobile allowance of $600 consistent with our general partner’s historic practice of providing such an allowance to him and (iii) continued applicability of the provisions of his New Agreement while he is employed following expiration of his New Agreement.

•	Providing in the case of Mr. Honish for his current minimum annual base salary being $210,000, which is the annual base salary that has been in effect for him since January 1, 2011.

The foregoing description of certain terms and conditions of the New Agreements, rights and obligations of our general partner and the Referenced Officers in connection therewith and changes from the Prior Agreements are qualified by reference in their entirety to the definitive terms and conditions of the New Agreements and the Prior Agreements, copies of which are included with this Annual Report on Form 10-K and incorporated herein by reference.

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

Our general partner’s board of directors has seven directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. Our general partner’s board of directors has affirmatively determined that Peter B. Lilly, Robert J. Messey and Gerald A. Tywoniuk are independent as described in the rules of the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.

Directors and Executive Officers

Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board. The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position
George E. McCown	76	Chairman of the Board
Charles C. Ungurean	62	Director, President and Chief Executive Officer
Jeffrey M. Gutman	46	Senior Vice President, Chief Financial Officer and Treasurer
Gregory J. Honish	55	Senior Vice President, Operations
Thomas T. Ungurean	60	Senior Vice President, Equipment, Procurement and Maintenance
Daniel M. Maher	66	Senior Vice President, Chief Legal Officer and Secretary
Michael B. Gardner	56	Vice President-Legal, General Counsel-Regulatory/Environmental and Assistant Secretary
Denise M. Maksimoski	37	Senior Director of Accounting
Brian D. Barlow	41	Director
Matthew P. Carbone	45	Director
Gerald A. Tywoniuk	50	Director
Peter B. Lilly	63	Director
Robert J. Messey	66	Director

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

Mr. Ungurean’s 39 years of experience in the coal industry, over 25 of which have been spent running our operations or the operations of our predecessor and wholly owned subsidiary, Oxford Mining Company, provide him with the necessary skills to be a member of the board of directors of our general partner and a member of the Executive Committee.

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

Gregory J. Honish has served as Senior Vice President, Operations of our general partner since March 2009. Mr. Honish has served in other capacities with us and our predecessor since January 1999, including Vice President, Mining and Business Development from September 2007 to March 2009 and Senior Mining Engineer from January 1999 to September 2007. Mr. Honish has held a balanced spectrum of engineering, operations and management positions in the coal mining industry during his more than 30-year professional career at mines in Northern Appalachia, Central Appalachia, the Illinois Basin and the PRB. He is a Licensed Professional Engineer in Ohio and West Virginia and a Certified Surface Mine Foreman in Ohio and Wyoming. Mr. Honish holds a B.S. in Mining Engineering from the University of Wisconsin.

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

Daniel M. Maher has served as Senior Vice President and Chief Legal Officer of our general partner since August 2010 and Secretary of our general partner since December 2010. Mr. Maher was a partner in the Columbus, Ohio office of the international law firm of Squire, Sanders & Dempsey L.L.P. from March 1988 to December 2010 and prior thereto he was an associate and then partner with the predecessor firm to Squire Sanders from June 1972. He is a licensed attorney in Ohio with more than 39 years of experience in representing various clients in corporate, financial, merger and acquisition, contractual, real property, litigation and other legal matters. He received a J.D. from the University of Virginia and a B.S. from the United States Merchant Marine Academy.

Michael B. Gardner has served as Vice President – Legal and General Counsel – Regulatory/Environmental of our general partner since June 2011, and as Assistant Secretary of our general partner since December 2010. Before that, Mr. Gardner served as General Counsel and Secretary of our general partner from September 2007 until December 2010. Prior to joining us, from June 2004 until May 2007, Mr. Gardner served as Associate General Counsel of Murray Energy Corporation, the largest privately-owned coal mining company in the United States. While at Murray Energy, Mr. Gardner served as an officer of several Murray Energy subsidiaries, including Vice President of UMCO Energy, Inc. and Secretary of UMCO Energy, Inc., Maple Creek Mining, Inc., Maple Creek Processing, Inc., The Ohio Valley Coal Company, The Ohio Valley Transloading Company, Ohio Valley Resources, Inc., and Sunburst Resources, Inc., and represented these entities in a variety of corporate, financial, real property, labor, litigation, environmental, health, safety, governmental affairs and public relations matters. Mr. Gardner is a licensed attorney in Ohio with more than 30 years of experience in the coal industry and in environmental regulatory compliance management. Mr. Gardner serves on the Boards of Directors of the Ohio Coal Association and the Kentucky Coal Association. Mr. Gardner also serves as a trustee on the Energy and Mineral Law Foundation Governing Member Organization for the Ohio Coal Association and as Chairman of the Legal Committee of the Kentucky Coal Association. He is also a member of the American Corporate Counsel Association, Northeast Ohio Chapter, and the Cleveland Metropolitan Bar Association. Mr. Gardner received a J.D. from Case Western Reserve University, an MBA from Ashland University and a B.S. in Environmental Biology from Ohio University.

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

Brian D. Barlow was elected as a member of the board of directors of our general partner in August 2007. Mr. Barlow has been a Principal with AIM since January 2007. Prior to joining AIM, he was a Senior Securities Analyst for Scion Capital, a private investment partnership located in Cupertino, California, from August 2004 to August 2006 and was self-employed from August 2006 to January 2007. Mr. Barlow has 19 years of investing experience in both the public and private equity markets; and while at Scion, he focused on public and private investments in the energy and natural resources sectors. He received an MBA from Columbia Business School and a B.A. from the University of Washington.

Mr. Barlow’s 19 years of investing experience, as well as his in-depth knowledge of the coal industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner, a member of the Executive Committee and a member and the chairman of the Compensation Committee.

Matthew P. Carbone was elected as a member of the board of directors of our general partner in August 2007. Mr. Carbone has been a Managing Director of AIM since he co-founded AIM in July 2006. Prior to co-founding AIM, from January 2005 until July 2006, Mr. Carbone was a Managing Director of MDC.

Mr. Carbone has spent over 20 years in private equity and investment banking. Prior to MDC, he led Wit Capital Group’s West Coast operations and worked in the investment banking divisions of Morgan Stanley, First Boston Corporation and Smith Barney. Mr. Carbone is a member of the board of directors of the general partner of Tunnel Hill Partners, an affiliate of AIM and C&T Coal. Mr. Carbone is also a member of the board of directors of the general partner of American Midstream Partners, LP. He received an MBA from Harvard Business School and a B.A. in Neuroscience from Amherst College.

Mr. Carbone’s 20 years of experience in corporate finance, as well as his in-depth knowledge of the coal industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner.

Peter B. Lilly was elected as a member of the board of directors of our general partner in June 2010. Prior to joining the board of directors of our general partner, since February 2009 he has been a part-time consultant relating to the coal industry international market and has also focused on investments in commercial real estate through his company, Harm Group, LLC. Before that, Mr. Lilly was an executive officer with CONSOL Energy Inc., the largest producer of high-Btu bituminous coal in the United States. Mr. Lilly joined CONSOL Energy in October 2002 as Chief Operating Officer and served as President — Coal Group from February 2007 until his retirement in January 2009. Prior to joining CONSOL Energy, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 to 2002. Between 1991 and 1998, Mr. Lilly was with Peabody Holding Company, Inc., where he served as President and Chief Operating Officer from 1995 to 1998, Executive Vice President from 1994 to 1995 and President of Eastern Associated Coal Corporation from 1991 to 1994. He is a former board member of the National Coal Association, the American Mining Congress and the World Coal Institute and a former chairman of the Safety Committee of the National Mining Association. Mr. Lilly is currently a member of Harm Group, LLC, which serves as a consultant to financial analysts on issues related to the coal industry. He currently serves as a director of Colombia Energy Resources, Inc. (OTCBB:CERX).

Mr. Lilly received a B.S. in General Engineering and Applied Science from the United States Military Academy at West Point in 1970 and served in the U.S. Army until 1975. He obtained an MBA from Harvard Business School in 1977.

Mr. Lilly’s 30 plus years of experience in the coal industry, much of it in significant executive management positions, provide him with the necessary skills to serve as a member of the board of directors of our general partner, a member and the chairman of the Executive Committee, a member of the Audit Committee and a member of the Compensation Committee.

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

Gerald A. Tywoniuk was elected as a member of the board of directors of our general partner in January 2009. In July 2011, he became a part-time Senior Consultant to the Chief Financial Officer of CIBER, Inc., a global information technology services company. Prior thereto, from May 2010 to July 2011, Mr. Tywoniuk served as interim Senior Vice President, Finance of CIBER, Inc. Mr. Tywoniuk continues to act on a part-time consulting basis as the Plan Representative for the plan of liquidation of Pacific Energy Resources Ltd., which was an oil and gas acquisition, exploitation and development company and is now completing its plan of liquidation. Mr. Tywoniuk joined Pacific Energy Resources Ltd. in June 2008 as Senior Vice President, Finance and he was appointed Chief Financial Officer in August 2008. He was also appointed acting Chief Executive Officer in September 2009. He held these positions as an employee until May 2010. Mr. Tywoniuk joined Pacific Energy Resources Ltd. in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and is now working through the remaining steps of liquidation.

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

Mr. Tywoniuk holds a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant. He currently serves as a director and audit committee chairperson on the board of American Midstream Partners, LP (NYSE:AMID).

Mr. Tywoniuk has 30 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and 4 years as Vice President/Controller of a fourth public company. Mr. Tywoniuk’s extensive accounting, financial and executive management experience, as well as his in-depth knowledge of the mining industry generally and our partnership in particular, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the board of directors of our general partner, a member of the Compensation Committee and a member and the chairman of the Audit Committee. With respect to the Audit Committee, he also qualifies as an “audit committee financial expert.”

Corporate Governance

The board of directors of our general partner has adopted corporate governance guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our officers, directors and employees. The corporate governance guidelines, the code of business conduct and ethics, the charters of our audit, compensation and executive committees and our lead independent director charter are available on our website at www.OxfordResources.com and in print without charge to any unitholder who requests any of them. A unitholder may make such a request in writing by mailing such request to Brian A. Meilton at Investor Relations, Oxford Resource Partners, LP, 41 South High Street, Suite 3450, Columbus, Ohio 43215, or by emailing such request to Mr. Meilton at ir@OxfordResources.com. Amendments to, or waivers from, the code of business conduct and ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the code of business conduct and ethics may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.

Conflicts Committee

Our partnership agreement provides for the conflicts committee, or Conflicts Committee, as circumstances warrant, to review conflicts of interest between us and our general partner or between us and affiliates of our general partner. The Conflicts Committee, consisting solely of independent directors, determines if the resolution of a conflict of interest that has been presented to it by our general partner is fair and reasonable to us. The members of the Conflicts Committee may not be executive officers or employees of our general partner or directors, executive officers or employees of its affiliates. In addition, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act. The composition of our Audit Committee qualifies it to be, and our Audit Committee presently serves as, our Conflicts Committee.

Executive Committee

The board of directors of our general partner has established an executive committee, or Executive Committee. The Executive Committee handles matters that arise during the intervals between meetings of the board of directors and that, in the opinion of the chairman of the Executive Committee, do not warrant convening a special meeting of the board of directors but should not be postponed until the next scheduled meeting of the board of directors. Peter B. Lilly, Brian D. Barlow and Charles C. Ungurean serve as the members of the Executive Committee. Mr. Lilly serves as the chairman of the Executive Committee.

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

Compensation Committee

The board of directors of our general partner has established a compensation committee, or Compensation Committee. The Compensation Committee establishes standards and makes recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our officers and other employees, including the performance standards or other restrictions pertaining to the vesting of any such awards, under our long-term incentive plan. Brian D. Barlow, Peter B. Lilly, Robert J. Messey and Gerald A. Tywoniuk serve as the members of the Compensation Committee. Mr. Barlow serves as the chairman of the Compensation Committee.

Meeting of Non-Management Directors and Communications with Directors

At least quarterly during a meeting of the board of directors of our general partner, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Mr. Lilly, the lead independent director, presides over these executive sessions.

The board of directors of our general partner welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the board of directors, including any individual director, by contacting the Secretary of our general partner at dmaher@OxfordResources.com or at the following address and fax number: Name of the Director(s), c/o Secretary, Oxford Resource Partners, LP, 41 South High Street, Suite 3450, Columbus, Ohio 43215, 614-754-7100.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our general partner under Section 16(a) were satisfied during the year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion of the compensation policies and decisions of the board of directors of our general partner, or the Board, and the Compensation Committee for the fiscal year ended December 31, 2011 with respect to the following individuals, who are executive officers of our general partner and referred to as the “named executive officers”:

•	Charles C. Ungurean, President and Chief Executive Officer;

•	Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer;

•	Thomas T. Ungurean, Senior Vice President, Equipment, Procurement and Maintenance;

•	Gregory J. Honish, Senior Vice President, Operations; and

•	Daniel M. Maher, Senior Vice President, Chief Legal Officer and Secretary.

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

Taking account of the foregoing objectives, we structured total 2011 compensation for our executives to provide a guaranteed amount of cash compensation in the form of competitive base salaries, while also providing a meaningful amount of annual cash compensation, dependent on our performance and individual performance of the executives, in the form of discretionary annual bonuses. We also sought to provide a portion of total compensation in the form of equity-based awards under our LTIP, in order to align the interests of executives and other key employees with those of our unitholders and for retention purposes. In January 2011, and also in both January and March 2012, but relating in each case to performance in the immediately preceding year, we made, and in the future we expect to regularly make, equity-based awards as a part of our annual compensation decision-making process.

Compensation decisions for individual executive officers were the result of the subjective analysis of a number of factors, including the individual executive officer’s experience, skills or tenure with us, changes to the individual executive officer’s position and responsibilities and our performance. In measuring the contributions of executive officers and our performance, a variety of financial measures were considered, including non-GAAP financial measures used by management to assess our financial performance. Historically and in 2011, the Board has used and did use the amount of distributable cash flow available for the cash distributions made to our equityholders as the primary measure of our operating performance. For a discussion of cash distributions and related matters, please read “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy.” In addition, an evaluation of the individual performance of each of the executive officers was taken into consideration.

In making individual compensation decisions, the Compensation Committee and the Board historically had not relied on, but in 2011 and going forward it did and will rely on, performance goals or targets for a significant part of the incentive compensation bonuses of our executive officers. Instead, determinations regarding compensation were the result of the exercise of judgment based on all reasonably available information and, to that extent, were discretionary. Each executive officer’s current and prior compensation was considered in setting compensation for 2011. The amount of each executive officer’s current compensation was considered as a base against which determinations were made as to whether increases were appropriate to retain the executive officer in light of competition or in order to provide continuing performance incentives. The Compensation Committee and the Board retained and exercised its discretion to adjust the components of compensation to achieve our goal of recruiting, promoting and retaining as executive officers individuals with the skills necessary to execute our business strategy and develop, grow and manage our business.

For each of the 2011 and 2012 performance periods, our Compensation Committee made and intends to make compensation recommendations to the Board based upon trends occurring within our industry, including from a peer group of companies that our Compensation Committee identifies and reviews on at least an annual basis. The peer group of companies utilized in 2011 consisted of Alliance Resource Partners, L.P., Copano Energy LLC, Crosstex Energy, L.P., Global Partners LP, International Coal Group, Inc., James River Coal Company, Legacy Reserves LP, National Coal Corp., Patriot Coal Corporation, Rhino Resource Partners, L.P., Suburban Propane Partners LP, Vanguard Natural Resources, LLC and Westmoreland Coal Company, and the peer group of companies to be utilized in 2012 has been updated to consist of Alliance Resource Partners, L.P., Alpha Natural Resources, Cloud Peak Energy, Crosstex Energy, L.P., Hallador Energy Company, James River Coal Company, Natural Resource Partners, L.P., Patriot Coal Corporation, Rhino Resource Partners, L.P., Walter Energy, Inc. and Westmoreland Coal Company. Although the Board and our Compensation Committee review compensation data relating to our peer group of companies, prior to 2012 they did not benchmark compensation at any particular level relative to our peer group. For 2012 and going forward, the Board and our Compensation Committee intend as they begin benchmarking compensation to benchmark it in a range around the 50th percentile level relative to our peer group.

In the latter part of 2011, the Compensation Committee retained a leading compensation consultant to assist it with certain aspects of the compensation for our executive officers. The consultant has since then, among other things, provided assistance to the Compensation Committee regarding composition of the peer group of companies and also with benchmarking of our executive compensation.

Elements of the Compensation Programs

Overall, our executive officer compensation programs are designed to be consistent with the philosophy and objectives set forth above. The principal elements of our executive officer compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation element.

Element	Characteristics	Purpose

Base Salaries	Fixed annual cash compensation in the form of base salaries. Our executive officers are eligible for periodic increases in base salaries. Increases may be based on performance or such other factors as the Board or the Compensation Committee may determine.	Keep our fixed annual compensation competitive with the defined market for skills and experience necessary to execute our business strategy.

Annual Incentive Bonuses	Performance-related annual cash incentives earned based on our objectives and individual performance of the executive officers. Trends for our peer group are taken into account in setting annual cash incentive awards for our executive officers.	Align annual compensation with our financial performance and reward our executive officers for individual performance during the year and for contributing to our financial success. Amounts provided as incentive bonuses are also designed to provide competitive total direct compensation; potential for awards above or below target amounts are intended to motivate our executive officers to achieve greater levels of performance.

Equity-Based Awards (phantom-units)	Equity-based awards granted at the discretion of the Board. Awards are based on our performance and on competitive practices at peer companies. Through 2010, grants typically provided for vesting ratably over four years. For 2011 and going forward, we made and the intent is to make award grants to the executive officers having a unit value at the time of grant equal to their base salary, with 50% thereof to vest ratably over four years and the other 50% to vest based on the achievement of performance criteria established at the time of and in connection with the award. Awards will be settled upon vesting with either a net cash payment or an issuance of common units, at the discretion of the Board.	Align interests of our executive officers with unitholders and motivate and reward our executive officers to increase unitholder value over the long term. For the executive officers, a combination of ratable vesting in four annual installments for 50% of the award and vesting based on performance criteria for the other 50% of the award is designed to facilitate both retention of our executive officers and the achievement of greater levels of performance..

Retirement Plan	Qualified 401(k) retirement plan benefits are available for our executive officers and all other regular full-time employees.	Provide our executive officers and other employees with the opportunity to save for their future retirement.

Element	Characteristics	Purpose

Health and Welfare Benefits	Health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for our executive officers and all other regular full-time employees.	Provide benefits to meet the health and wellness needs of our executive officers and other employees and their families.

Base Salaries

Design. Base salaries for our executive officers are determined annually by an assessment of our overall financial and operating performance, each executive officer’s performance evaluation and changes in executive officer responsibilities. While many aspects of performance can be measured in financial terms, senior management is also evaluated in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities and each executive officer’s involvement in industry groups and in the communities that we serve. We seek to compensate executive officers for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace and which ensure the attraction, development and retention of superior talent. We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and each executive officer’s performance evaluation, length of service with us and previous work experience. For 2011 and going forward, base salary determinations focused and will continue to focus on the above considerations and also were made and will be made based upon relevant market data, including data from our peer group.

Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the prior year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance. Annual base salary adjustments, if any, for the CEO are approved by the Non-employee Directors based upon recommendations from the Compensation Committee. Annual base salary adjustments, if any, for the other executive officers are approved by the Board based upon recommendations from the Compensation Committee, which recommendations may take into account input from the CEO.

Actions Taken With Respect to Base Salaries. As there generally were base salary increases for the executive officers in July of 2010, with two exceptions there were no base salary increases for the executive officers for 2011. The exceptions were a base salary increase for Mr. Honish that took effect in January 2011, and the initial base salary for Mr. Maher provided for in his employment agreement which took effect at the time of his employment in January 2011. Continuing in 2012, no base salary increases have been provided for the executive officers. The Compensation Committee and the Board have considered the salary levels of comparable executive officers in our peer group, and have used those salary levels as a check against their conclusions regarding salaries for our executive officers, but the base salaries for 2011 were not and for 2012 have not been benchmarked at any particular level relative to our peer group. The base salaries of the executive officers for 2011 and 2012 are reflected in the table below.

Name	2011 Base Salary(1)	2012 Base Salary(2)
Charles C. Ungurean	$500,000	$500,000
Jeffrey M. Gutman	270,000	270,000
Thomas T. Ungurean	275,000	275,000
Gregory J. Honish	210,000	210,000
Daniel M. Maher	270,000	270,000

(1)	There were no changes in base salaries at the start of 2011 or during 2011, except that the base salary for Mr. Maher represented the initial base salary for him under his employment agreement upon his commencement of employment in January 2011, and the base salary for Mr. Honish was increased by $25,000 to $210,000 effective January 1, 2011. This increase for Mr. Honish was approved by the Board based upon the recommendation of the Compensation Committee, which had determined that the increase was warranted to remain competitive for comparable positions with other companies in our industry and to reward performance.
(2)	There have been no changes in base salaries at the start of or for 2012.

Annual Incentive Bonuses

Design. As one way of accomplishing compensation objectives, our executive officers are rewarded for their contribution to our financial and operational success through the award of annual cash incentive bonuses. Annual incentive awards, if any, for the CEO are approved by the Non-employee Directors based upon recommendations from the Compensation Committee. Annual incentive awards, if any, for the other executive officers are approved by the Board based upon recommendations from the Compensation Committee, which recommendations may take into account input from the CEO.

For our executive officers, target bonus amounts are set forth in their employment agreements, which are discussed in more detail under “— Employment and Severance Arrangements” below. The employment agreements for the executive officers provide for their eligibility to receive annual incentive bonuses based on target amounts of a specified percentage of their annual base salaries, or such other greater percentage as may be approved by the Non-employee Directors (in the case of our CEO, Charles C. Ungurean) or the Board (in the case of our other executive officers), in any such case based on the recommendations of the Compensation Committee, which recommendations in the case of the other executive officers may take into account input from the CEO. Through 2011 the target bonus amounts were at the percentage of 50% (66.6% in the case of our CEO, Charles C. Ungurean, and Thomas T. Ungurean) of annual base salaries as specified in the employment agreements, and for 2012 an increase of these target bonus amounts was approved that increased the target bonus amounts to 75% (100% in the case of our CEO, Charles C. Ungurean) of annual base salaries.

The annual incentive bonus award for each executive officer is contingent on the executive officer’s continued employment with our general partner at the time of the award. Further, bonuses for 2011 and going forward are based on a prescribed formula which includes a portion to be determined on a discretionary basis based on a subjective evaluation referencing individual performance criteria. The Board and the Compensation Committee believe that this approach to assessing performance for bonus purposes results in the most appropriate bonus decisions. The Board and the Compensation Committee established the following factors and weighting thereof for the bonuses formula for 2011 and 2012:

•

the level of achievement of our budgeted distributable cash flow for the year, with a weighting as a percentage of the target bonus amounts at the target level for such factor of 50% for 2011 (increased to 60% for 2012);

•

the level of achievement of established safety criteria for the year, with a weighting as a percentage of the target bonus amounts at the target level for such factor of 15% for both 2011 and 2012; and

•	the discretionary bonus amount determined based on individual performance criteria, with a weighting as a percentage of the target bonus amounts of 35% for 2011 (decreased to 25% for 2012).

In applying the first two, non-discretionary factors, there are threshold levels below which there is no award for the factor, as well as target levels at which the target bonus amount for the factor is awarded and stretch levels at which there are awards of up to 200% of the target bonus amount for the factor. There are also incremental increases in the bonus awards between the threshold and target levels and also the target and stretch levels. These factors utilized for bonus decisions are considered to be the most appropriate measures upon which to base the annual incentive cash bonus decisions because the Compensation Committee and our Board believe that they help to align individual compensation with competency and contribution and that they most directly correlate to increases in long-term value for our unitholders.

The Board and the Compensation Committee retain broad discretion with respect to the amount of each executive officer’s annual bonus award, in order to provide total cash compensation for the year that is competitive and consistent with total cash compensation provided by other companies in our industry, as determined based on the industry knowledge and experience of the Non-employee Directors and review of the compensation levels of our peer group, and to address the Board’s (and in the case of the CEO the Non-employee Directors’) assessment of each executive officer’s individual performance and contributions to our overall success. Based on these considerations, the Board (and in the case of the CEO the Non-employee Directors) determined to award the incentive bonus amounts set forth in the table below to our executive officers for performance in 2011. Excluding the employment inducement bonuses paid to Daniel M. Maher, these bonus awards represented approximately 16%-21% of the applicable executive’s base salary, and as compared to the target bonus amounts set forth in their employment agreements these bonus awards represented approximately 32% of the applicable target bonus amounts.

Name	2011 Bonus
Charles C. Ungurean	$104,895
Jeffrey M. Gutman	42,525
Thomas T. Ungurean	57,692
Daniel M. Maher (1)	201,250
Gregory J. Honish	33,075

(1)	The bonus amount for Mr. Maher consists of employment inducement bonuses of $201,250. Disregarding the employment inducement bonuses, Mr. Maher would have had a 2011 bonus of $42,525 under the bonus plan in effect for all of our executive officers, and since such bonus amount is offset by the employment inducement bonuses amount there was no additional bonus payment under such plan.

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

Phantom Units. The only awards made under our LTIP since its adoption have been phantom units. A phantom unit is a notional unit granted under our LTIP that entitles the holder to receive an amount of cash equal to the fair market value of one common unit upon vesting of the phantom unit, unless the Board elects to pay such vested phantom unit with a common unit in lieu of cash. Historically, including in 2011, we have always issued common units in lieu of cash. Unvested phantom units are forfeited at the time the holder terminates employment, except for a termination due to death or disability, which results in vesting acceleration. For phantom units awarded to executive officers under our LTIP for performance in years through 2010, the phantom units generally vest as to 25% of the award on the initial vesting date established at the time of the award and on each of the first three anniversaries of that initial vesting date. For phantom units awarded to executive officers under our LTIP for performance in 2011 and thereafter, the phantom units awards for executive officers for a year will vest generally as to 50% of the phantom units on the same basis as before and the remaining 50% of the phantom units based on and upon achievement of specified performance criteria. All LTIP awards for our executive officers vest in full upon a change in control of us or our general partner.

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

Equity-Based Awards for 2011. In keeping with its prior determination to make regular equity-based awards to our named executive officers as part of their annual compensation package, the Board approved awards of phantom units which were granted to the named executive officers on January 1, 2012 and March 2, 2012 in the aggregate amounts set forth in the table below. These awards, although granted in 2012, were intended as a part of the named executive officers’ 2011 compensation and were granted to reward the named executive officers for performance in 2011. The Board determined the amount of the awards such that the phantom unit awards represent a total of 100% of each named executive officer’s base salary for 2011, with 50%

thereof to vest ratably over four years and the other 50% thereof to vest based on the achievement of performance criteria relating to our distributable cash flow. In addition, in connection with his employment by us, Mr. Maher received an award of 16,421 phantom units in January 2011 pursuant to the terms of his employment agreement.

Name	Value of Phantom Units (1)	Number of Phantom Units
Charles C. Ungurean	$526,688	49,660
Jeffrey M. Gutman	270,038	25,860
Thomas T. Ungurean	289,728	27,316
Gregory J. Honish	210,054	20,116
Daniel M. Maher (2)	670,054	42,281

(1)

Except as indicated in footnote (2) below, the number of phantom units was determined based on the closing trading price of our common units on December 30, 2011 and March 2, 2012 for the January 1, 2012 and March 2, 2012 awards, respectively, so that the number of phantom units corresponding to the number of our common units having a value equal to the awarded dollar amount on the award date were granted.

(2)

The portion of the units related to 2011 performance was 25,860 units valued at the aggregate amount of $270,038, with the remainder of the units issued in connection with his employment as described above consisting of 16,421 units valued at $400,016 based on the closing trading price of our common units on December 31, 2010.

In connection with the closing of our initial public offering, Mr. Gutman was issued 5.979201 Class B Units, representing a 0.44% equity interest, in our general partner pursuant to his employment agreement. The issuance of such equity interest was made to Mr. Gutman in satisfaction of our general partner’s prior commitment to provide such an equity interest upon the consummation of such an offering. In connection with his employment in January 2011, Mr. Maher was issued 6.344039 Class B Units, representing a 0.47% equity interest, in our general partner pursuant to his employment agreement. At the same time, Mr. Gutman was issued an additional 0.364838 Class B Units, representing a 0.03% equity interest, in our general partner.

Deferred Compensation

Tax-deferred retirement plans are a common way that companies assist employees in preparing for retirement. We provide our eligible executive officers and other employees with an opportunity to participate in our 401(k) savings plan. The plan allows executive officers and other employees to contribute compensation for retirement up to IRS imposed limits (for 2011, $16,500 for participants age 49 and under and $22,000 for participants age 50 and over), either on a tax deferred or after-tax basis. The 401(k) plan permits us to make annual discretionary contributions to the plan as a percentage of the eligible compensation of participants in the plan. Annual contributions of 3% or more of such eligible compensation will maintain “safe harbor” tax-qualified status for the plan and, while such contributions are discretionary, we intend generally to make annual contributions at that level or higher, subject to applicable IRS limits. For each of 2010, 2011 and 2012, we committed to make an employer discretionary contribution of 4% of such eligible compensation. Decisions regarding this element of compensation do not impact any other element of compensation.

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

Employment and Severance Arrangements

The Board and the Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with our general partner may result in the departure or distraction of management personnel to our detriment. Accordingly, our general partner has employment agreements with our executive officers. These employment agreements had initial two-year terms, and for Messrs. Charles Ungurean, Gutman, Honish and Maher were amended on March 14, 2012 to extend the initial term to run through December 31, 2013. There are annual renewals of each of the employment agreements after their initial terms unless terminated by either party with notice at least 90 days prior to any such renewal. These employment agreements provide for the base salary and target bonus amounts for each executive officer and contain severance arrangements that we believe are appropriate to encourage the continued attention and dedication of members of our management. The employment agreements with our executive officers are described more fully below under “— Potential Payment Upon Termination or Change in Control — Employment Agreements with Named Executive Officers.”

Compensation Committee Report

We have reviewed and discussed with management certain compensation discussion and analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2011 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934, or this Annual Report on Form 10-K. Based on that review and discussion, we recommend to the Board that the compensation discussion and analysis provisions be included in this Annual Report on Form 10-K.

Compensation Committee

Brian D. Barlow, Chairman

Peter B. Lilly

Robert J. Messey

Gerald A. Tywoniuk

Risk Assessment in Compensation Programs

Management of our general partner, with the support of our human resources, finance and legal departments, has assisted our Compensation Committee and our Board in analyzing the potential risks arising from our compensation policies and practices, and our Compensation Committee and our Board have determined that there are no such risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Charles C. Ungurean President and Chief Executive Officer	2011 2010	511,155 432,212	104,895 253,846	92,227	13,541 13,691	720,873 699,749
Jeffrey M. Gutman Senior Vice President, Chief Financial Officer and Treasurer	2011 2010	280,270 265,423	42,525 141,500	47,574 295,883	18,550 14,820	388,919 717,626
Thomas T. Ungurean Senior Vice President, Equipment, Procurement and Maintenance	2011 2010	285,290 247,981	57,692 141,057	50,742	11,172 11,322	404,377 400,360
Gregory J. Honish Senior Vice President, Operations	2011 2010	214,851 166,193	33,075 91,580	80,851	10,083 7,149	338,860 264,922
Daniel M. Maher Senior Vice President, Chief Legal Officer and Secretary	2011 2010	265,846	201,250	448,463	15,332	930,890

(1)

Except for Mr. Maher, the bonus amounts for the named executive officers for 2011 reflect bonuses paid in early 2012 that relate to services performed in 2011. The bonus amount for Mr. Maher consists of employment inducement bonuses of $201,250 paid in 2011. Disregarding the employment inducement bonuses, Mr. Maher would have had a 2011 bonus of $42,525 under the bonus plan in effect for all of our executive officers, and since such bonus amount is offset by the employment inducement bonuses amount there was no additional bonus payment to Mr. Maher under such plan.

(2)

Amounts shown for Messrs. Charles Ungurean, Thomas Ungurean and Honish reflect the grant date fair value of phantom units awarded under the LTIP to each of them in January 2011. Amounts shown for Messrs. Gutman and Maher reflect the grant date fair value of phantom units awarded under the LTIP to each of them in January 2011 of $45,017 and $400,016, respectively, as well as an estimate of the grant date fair value of the Class B units in our general partner granted to each of them in January 2011, each as described in more detail under the heading “Compensation Discussion and Analysis – Equity Based Awards” above, and each as determined in accordance with FASB ASC Topic 718. The awards for Mr. Maher were grants made under the terms of his employment agreement at the commencement of his employment.

(3)

Amounts shown include contributions being made to our 401(k) savings plan for each of the named executive officers with respect to services performed in 2011, payments made in 2011 with respect to life insurance benefits provided to each of the named executive officers, a holiday-related allowance paid in 2011 to each of the named executive officers, the taxable portion of automobile allowances paid to Messrs. Gutman and Maher, and the dues paid for Messrs. Charles Ungurean, Gutman and Maher for a dining and athletic club facility located in the same building as our executive offices. For each of Messrs. Charles Ungurean and Thomas Ungurean, who are provided company-owned automobiles primarily for business use (with personal use being limited to usage for commuting purposes), the amounts shown for 2011 also include the cost to us of providing an automobile to them for their use for the estimated personal usage portion thereof for commuting purposes (10% of the total cost in the case of Mr. Charles Ungurean and 5% of the total cost in the case of Mr. Thomas Ungurean) in the amount of $1,744 and $951, respectively.

Grants of Plan-Based Awards for 2011

The following table provides information regarding grants of plan-based awards to named executive officers for the year ended December 31, 2011.

Name	Grant Date	All Other Unit Awards: Number of Units (#)(1)		Grant Date Fair Value of Unit Awards ($)(3)
Charles C. Ungurean President and Chief Executive Officer	1/1/11	3,786		92,227
Jeffrey M. Gutman Senior Vice President, Chief Financial Officer and Treasurer	1/1/11 1/1/11	1,848 0.364838	(2)	45,017 2,557	(4)
Thomas T. Ungurean Senior Vice President, Equipment, Procurement and Maintenance	1/1/11	2,083		50,742
Gregory J. Honish Senior Vice President, Operations	1/1/11	3,319		80,851
Daniel M. Maher Senior Vice President, Chief Legal Officer and Secretary	1/1/11 1/1/11	16,421 6.344039	(2)	400,016 48,447	(4)

(1)	Except as indicated in footnote (2) below, amounts shown are the number of phantom units granted on January 1, 2011.
(2)

Amounts shown are the number of Class B units of our general partner issued to Messrs. Gutman and Maher on January 1, 2011. The units represent a 0.03% and a 0.47% profits interest in our general partner for Messrs. Gutman and Maher, respectively.

(3)	Except as indicated in footnote (4) below, amounts shown are based on the grant date fair market value of our common units of $24.36.
(4)	Amounts shown are based on an estimate of the grant date fair market value of the Class B units, as determined in accordance with FASB ASC Topic 718.

Outstanding Equity-Based Awards at December 31, 2011

The following table provides information regarding outstanding equity-based awards held by the named executive officers as of December 31, 2011. All such equity-based awards consist of phantom units granted under our LTIP, other than the Class B units in our general partner held by Messrs. Gutman and Maher. None of the named executive officers hold outstanding option awards.

	Unit Awards
Name	Number of Phantom Units That Have Not Vested (#)(1)	Number of Class B Units That Have Not Vested (#)(2)	Market Value of Units That Have Not Vested ($)(3)
Charles C. Ungurean President and Chief Executive Officer	3,786		56,904

Jeffrey M. Gutman Senior Vice President, Chief Financial Officer and Treasurer	15,491	4.849239	232,830 37,032

Thomas T. Ungurean Senior Vice President, Equipment, Procurement and Maintenance	2,083		31,307

Gregory J. Honish Senior Vice President, Operations	3,319		49,885

Daniel M. Maher Senior Vice President, Chief Legal Officer and Secretary	12,315	6.344039	185,094 48,447

(1)

As to Mr. Gutman’s unvested units, 6,822 units and 6,821 units vest on January 1, 2012 and the first anniversary thereof, respectively, and the remaining 1,848 units vest in equal amounts on each of March 31, 2012 and the next three anniversaries thereof. As to Mr. Maher’s unvested units, they vest in equal amounts on each of January 1, 2012 and the next two anniversaries thereof. As to the unvested units for the remaining named executive officers, such unvested units vest in equal amounts on each of March 31, 2012 and the next three anniversaries thereof.

(2)

Amounts shown are the number of Class B units of our general partner granted to Messrs. Gutman and Maher on January 1, 2011. For Mr. Gutman, 4.484401 of these units vest in equal amounts on July 19, 2012 and the next two anniversaries thereof, and the remaining 0.364838 of these units vest in equal amounts on January 1, 2012 and the next three anniversaries thereof. For Mr. Maher, these units vest in equal amounts on January 1, 2012 and the next three anniversaries thereof.

(3)

For phantom units, based on the closing price of our common units of $15.03 on December 31, 2011; for Class B units, reflects an estimate of the fair market value of the Class B units of our general partner as of December 31, 2011, as determined in accordance with FASB ASC Topic 718.

In addition to these outstanding equity-based awards at December 31, 2011, there were additional equity-based awards on January 1, 2012 and March 2, 2012 as described above under “Equity-Based Awards – Equity-Based Awards for 2011.”

Units Vested in 2011

The following table shows the phantom unit awards and awards of Class B units of our general partner that vested in our named executive officers during 2011. Messrs. Charles Ungurean and Thomas Ungurean did not vest in any phantom unit or Class B unit awards in 2011 and none of the named executive officers held or exercised any stock options in 2011.

Name	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Jeffrey M. Gutman	20,338	(1)	537,877	(1)
Senior Vice President, Chief Financial Officer and Treasurer(1)	1.494800	(2)	11,449	(2)

Gregory J. Honish
Senior Vice President, Operations(3)	4,669		82,921

Daniel M. Maher
Senior Vice President, Chief Legal Officer and Secretary(4)	4,106		100,022

(1)

Of these units, 6,821 units vested on January 1, 2011 and 13,517 units vested on March 31, 2011, and the value realized amount reflects a unit value of $24.36 and $27.50 per unit, respectively, on each such vesting date.

(2)

These units of our general partner vested on July 19, 2011, and the value realized amount reflects an estimate of the fair market value of such units as of that date, as determined in accordance with FASB ASC Topic 718.

(3)	These units vested on December 1, 2011, and the value realized amount reflects a unit value of $17.76 per unit, the closing price on such vesting date.
(4)	These units vested on January 1, 2011, and the value realized amount reflects a unit value of $24.36 per unit, the closing price on such vesting date.

Pension Benefits

The named executive officers do not participate in any defined benefit pension plans and received no pension benefits during the year ended December 31, 2011.

Nonqualified Deferred Compensation

The named executive officers do not participate in any nonqualified deferred compensation plans and received no nonqualified deferred compensation during the year ended December 31, 2011.

Potential Payment Upon Termination or Change in Control

Employment Agreements with Named Executive Officers

For our named executive officers, our general partner entered into employment agreements with each of Messrs. Charles Ungurean, Gutman, Thomas Ungurean and Honish, which became effective upon the closing of our initial public offering in July 2010, and which replaced and superseded their existing employment agreements that were entered into prior to 2009, and with Mr. Maher, which became effective upon his commencement of employment in January 2011. Each of these employment agreements had an initial term of two years. On March 14, 2012, the employment agreements for Messrs. Charles Ungurean, Gutman, Honish and Maher were amended to extend the initial term thereof until December 31, 2013 and for other purposes as described above under “Item 9B. Other Information.” After their initial terms, each of these employment agreements automatically extends for successive one-year periods unless and until either party elects to terminate the agreement by giving at least 90 days written notice prior to the commencement of the next succeeding one-year period. These agreements establish customary employment terms including base salaries, bonuses and other incentive compensation and other benefits. For information regarding the base salaries and other compensation provided under these employment agreements, please refer to the discussion above under “Compensation Discussion and Analysis — Employment and Severance Arrangements.”

These employment agreements also provide for, among other things, the payment of severance benefits and in some cases the continuation of certain benefits following certain terminations of employment by our general partner or the termination of employment for “Good Reason” (as defined in each of the employment agreements) by the executive officer. Under these agreements, if the executive’s employment is terminated by our general partner without “Cause” (as defined in the employment agreements) or the executive resigns for Good Reason, in each case, during the term of the agreement the executive will have the right to a lump sum cash severance payment by our general partner equal to two times (one time with respect to Mr. Honish) the executive’s annual base salary on the date of such termination. Also for Mr. Gutman, if his employment is terminated for any reason on or after September 30, 2012 or is terminated by our general partner for any reason prior thereto, he will be entitled to a special lump sum cash severance payment of at least 6 months and up to one year (depending on length of service after September 30, 2012) of such annual base salary which is payable upon the earlier of his termination of employment or expiration of his employment agreement at the end of the initial or any renewal period by notice from the Company. If Mr. Gutman at any time becomes entitled to the severance payment equal to two times such annual base salary, it will be offset by the amount of any such special severance payment paid or payable to him. In addition, for Messrs. Charles C. Ungurean and Thomas T. Ungurean, in the event of a termination due to death or disability (as such term is defined in the employment agreements), or by our general partner without Cause, the executive and his dependents will be entitled to continued participation in our general partner’s employee benefit plans and insurance arrangements providing medical and dental benefits in which they are enrolled at the time of such termination for the remainder of the employment term, provided that the continuation is permitted at the time of termination under the terms of our general partner’s employee benefit plans and insurance arrangements. Also, in addition for Mr. Gutman, in any case where he is entitled to a severance payment, he is entitled to receive 12 months of COBRA benefits following his termination of employment paid by our general partner. Under the employment agreements, if our general partner chooses to terminate the employment of an executive officer other than Mr. Gutman without cause or the executive resigns for Good Reason, in each case after the expiration of the agreement following notice by our general partner that it is not renewing the term of the agreement, the executive officer would be entitled to a lump sum payment equal to two times (one time with respect to Mr. Honish) the executive officer’s base salary. For Mr. Gutman, the terms of his employment agreement continue to apply after its expiration for any reason and would apply to any severance benefits provided to him as described above. All of the foregoing severance benefits are conditioned on the executive executing a release of claims in favor of our general partner and its affiliates including us. All of these severance benefits paid by our general partner are subject to reimbursement by us to our general partner.

“Cause” is defined in each employment agreement as the executive having (i) engaged in gross negligence, gross incompetence or willful misconduct in the performance of the duties required of him under the employment agreement, (ii) refused without proper reason to perform the duties and responsibilities required of him under the employment agreement, (iii) willfully engaged in conduct that is materially injurious to our general partner or its affiliates including us (monetarily or otherwise), (iv) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our general partner or an affiliate including us (including the unauthorized disclosure of confidential or proprietary material information of our general partner or an affiliate including us or, in the case of the employment agreements of Messrs. Gutman and Maher only, including instead the unauthorized disclosure of information that is, and is known or reasonably should have been known to the executive to be, confidential or proprietary information of our general partner or an affiliate including us) or (v) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony. “Good Reason” is defined in each employment agreement as a termination by the executive in connection with or based upon (i) a material diminution in the executive’s responsibilities, duties or authority, (ii) a material diminution in the executive’s base compensation or (iii) a material breach by us of any material provision of the employment agreement.

Each employment agreement also contains certain confidentiality covenants prohibiting each executive officer from, among other things, disclosing confidential information relating to our general partner or any of its affiliates including us. The employment agreements also contain non-competition and non-solicitation restrictions. For Messrs. Charles Ungurean and Thomas Ungurean, those provisions apply during the term of their respective agreements and continue for a period of two years following termination of employment for any reason. In addition, in connection with the contribution of Oxford Mining Company to us in August 2007, Messrs. Charles Ungurean and Thomas Ungurean agreed that they would not compete with us in the coal mining business in Illinois, Kentucky, Ohio, Pennsylvania, West Virginia and Virginia until August 24, 2014. In the cases of Messrs. Honish and Maher, those provisions apply during the term of their respective employment with our general partner and continue for a period of 12 months following termination of employment for any reason if such termination occurs during the term of the employment agreement and not in connection with the expiration of the employment agreement. In the case of Mr. Gutman, those provisions apply during the term of his employment with our general partner and continue for a period of 12 months following termination of employment if he is entitled to the lump sum severance payment equal to two times his annual base salary at the time of his termination of employment.

The following table shows the value of the severance benefits and other benefits for the named executive officers under their employment agreements as in effect on December 31, 2011, assuming each named executive officer had terminated employment on December 31, 2011.

Name	Payment Type	Death or Disability ($)	Termination Without Cause ($)	Resignation for Good Reason ($)
Charles C. Ungurean	Cash severance		$1,000,000	$1,000,000
	Benefit Continuation	$8,193	8,193
	Total	8,193	1,008,193	1,000,000
Thomas T. Ungurean	Cash severance		550,000	550,000
	Benefit Continuation	7,026	7,026
	Total	7,026	557,026	550,000
Jeffrey M. Gutman	Cash severance		540,000	540,000
Gregory J. Honish	Cash severance		210,000	210,000
Daniel M. Maher	Cash severance		540,000	540,000

Except as described in the following sentence, our named executive officers are not entitled to any additional payments or benefits upon the occurrence of a change in control with respect to us or our general partner. The employment agreements for Messrs. Gutman and Maher have continually provided that, and the employment agreements for Messrs. Charles Ungurean and Honish by reason of the above-described amendments now provide that, upon the occurrence of a change in control with respect to us or our general partner, all of the awards granted to them under our LTIP that have not vested as of the date of the change in control will immediately vest. Assuming that a change in control with respect to us or our general partner had occurred on December 31, 2011, each of Messrs. Gutman and Maher would have been entitled to accelerated vesting with respect to 15,491 and 12,315 phantom units, respectively, that he held as of such date, having an aggregate market value as of such date of $232,830 and $185,094, respectively, based on the closing price of our common units of $15.03 on that date. And for Messrs. Charles Ungurean and Honish, if the change in control provision added by such amendment had been in effect on December 31, 2011, each of them would have been entitled to accelerated vesting with respect to 3,786 and 3,319 phantom units, respectively, that he held as of such date, having an aggregate market value as of such date of $56,904 and $49,885, respectively, based on the closing price of our common units of $15.03 on that date. In addition, in connection with the closing of our initial public offering, Mr. Gutman received 5.979201 Class B units in our general partner representing a profits participation interest in our general partner. Further, in connection with his employment by us, Mr. Maher received 6.344039 Class B units in our general partner representing a profits participation interest in our general partner, while Mr. Gutman received at the same time a further 0.364838 Class B units in our general partner representing a profits participation interest in our general partner. Each of these interests of Messrs. Gutman and Maher vests over the four-year period following his receipt of such Class B units and is subject to accelerated vesting upon a change in control with respect to us or our general partner. Assuming that a change in control with respect to us or our general partner had occurred on December 31, 2011, Mr. Gutman would have been entitled to accelerated vesting with respect to 4.849239 of such Class B units that he held on such date at an estimated aggregate fair market value as of such date of $37,032 determined in accordance with FASB ASC Topic 718, and Mr. Maher would have been entitled to accelerated vesting with respect to all of such Class B units that he held on such date at an estimated aggregate fair market value as of such date of $48,447 determined in accordance with FASB ASC Topic 718.

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

Each non-employee director covered by the plan receives an annual compensation package consisting of the following:

•	a $50,000 cash retainer;

•	a $50,000 annual unit grant; and

•	where applicable, a committee chair retainer of $10,000 for each committee chaired.

In addition, each non-employee director receives per meeting fees of:

•	$1,000 for board meetings attended in person;

•	$500 for committee meetings attended in person; and

•	$500 for telephonic board meetings and committee meetings greater than one hour in length.

In addition, in connection with the initial election of a non-employee director, the board of directors of our general partner may determine that such non-employee directors will receive a one-time grant of unrestricted common units. Furthermore, each non-employee director may elect to receive the cash components of his compensation under the plan, as outlined above, in the form of unrestricted common units granted under our LTIP representing an equivalent value at the date of issuance. Such elections must be made in advance of the year in which the compensation is earned or at the directors’ initial appointment. The annual compensation package is paid to each non-employee director based on his or her service for the period beginning upon the date of his or her appointment to the board. If a non-employee director’s service commences after the first day of a calendar year, such non-employee director will receive a prorated annual compensation package for such year. The annual board membership retainer and, if applicable, committee chair retainer are paid in quarterly installments. The annual unit grants are also paid in quarterly installments of units having equivalent fair market value on the date of issuance to one fourth of the total annual grant value described above. If board membership or committee chairmanship terminates during the year, amounts due on subsequent quarterly payment dates would not be paid. Units awarded to non-employee directors under the annual compensation package or upon first election to the board, and any units issued upon a non-employee director’s election to receive units in lieu of cash compensation, are granted under our LTIP and vest on the date of grant. Cash distributions will be paid on these units from and after the time of their issuance. Each non-employee director is also reimbursed for out-of-pocket expenses in connection with attending meetings of the board or its committees. Each director will be indemnified by us for actions associated with being a director of our general partner to the fullest extent permitted under Delaware law.

Director Compensation Table for 2011

The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2011, as described above. None of our non-employee directors held any unvested units as of December 31, 2011.

Name	Fees ($)(1)	Unit Awards ($)(2)	Total ($)
Gerald A. Tywoniuk	$76,000	$50,037	$126,037
Peter B. Lilly	$0	$119,533	$119,533
Robert J. Messey	$65,000	$50,037	$115,037

(1)

The amounts in this column represent the fees paid to the directors in 2011. In the case of Messrs. Tywoniuk and Messey, all of the fees were paid in cash. In the case of Mr. Lilly, he elected to receive units in lieu of receiving payment of such compensation in cash, and those units are thus instead included in the “Unit Awards ($)” column. Mr. Lilly received in lieu of such compensation in cash (a) 600 units which were granted and vested on March 31, 2011 at a market value based on the closing price of $27.50 per unit on such date; (b) 718 units which were granted and vested on June 30, 2011 at a market value based on the closing price of $22.99 per unit on such date; (c) 1,063 units which were granted and vested on September 30, 2011 at a market value is based on the closing price of $15.04 per unit on such date; and (d) 1,364 units which were granted and vested on December 31, 2011 at a market value based on the closing price of $15.03 per unit on such date.

(2)

The amounts in this column represent the value of unit awards made to directors under our LTIP in 2011, including in the case of Mr. Lilly the units awards described in footnote (1) above which he elected to receive in lieu of payment of fees for his service (the “Lilly Fees Units”). For each of Messrs. Tywoniuk, Lilly and Messey, and excluding the Lilly Fees Units, (a) 455 units were granted and vested on March 31, 2011 and their market value is based on the closing price of $27.50 per unit on such date; (b) 544 units were granted and vested on June 30, 2011 and their market value is based on the closing price of $22.99 per unit on such date; (c) 832 units were granted and vested on September 30, 2011 and their market value is based on the closing price of $15.04 per unit on such date; and (d) 832 units were granted and vested on December 31, 2011 and their market value is based on the closing price of $15.03 per unit on such date.

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

The following table sets forth certain information regarding the beneficial ownership of units as of March 9, 2012 (the “Ownership Reference Date”) by:

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

The percentage of units beneficially owned is based on a total of 10,409,027 common units and 10,280,380 subordinated units outstanding as of the Ownership Reference Date.

Name of Beneficial Owner	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned	Subordinated Units to be Beneficially Owned	Percentage of Subordinated Units to be Beneficially Owned	Percentage of Total Common and Subordinated Units to be Beneficially Owned
AIM Oxford Holdings, LLC(1)(2)	709,143	6.8%	6,813,160	66.3%	36.4%
C&T Coal, Inc.(3)	360,882	3.5%	3,467,220	33.7%	18.5%
Cushing MLP Asset Management, LP(4)	909,529	8.7%	—	—	4.4%
Fiduciary Asset Management, Inc.(5)	1,222,925	11.7%	—	—	5.9%
George E. McCown(1)(2)(6)	709,143	6.8%	6,813,160	66.3%	36.4%
Brian D. Barlow(2)	—	—	—	—	—
Matthew P. Carbone(1)(2)(6)	709,143	6.8%	6,813,160	66.3%	36.4%
Gerald A. Tywoniuk(3)(7)(9)	9,412	*	—	—	*
Peter B. Lilly(3)(9)	17,795	*	—	—	*
Robert J. Messey(3)(8)(9)	13,087	*			*
Charles C. Ungurean(3)(10)(11)	361,829	3.5%	3,467,220	33.7%	18.5%
Thomas T. Ungurean(3)(10)(12)	361,403	3.5%	3,467,220	33.7%	18.5%
Jeffrey M. Gutman(3)(13)	23,879	*	—	—	*
Gregory J. Honish(3)(14)	11,971	*	—	—	*
Daniel M. Maher(3)(15)	4,787	*	—	—	*
All directors and executive officers as a group (consisting of 13 persons)	1,173,811	11.3%	10,280,380	100.0%	55.4%

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

(2)	The address for this person or entity is 950 Tower Lane, Suite 800, Foster City, California 94404.
(3)	The address for this person or entity is 41 South High Street, Suite 3450, Columbus, Ohio 43215.
(4)	The address for this person or entity is 8117 Preston Road, Suite 440, Dallas Texas 75225.
(5)	The address for this person or entity is 8235 Forsyth Boulevard. Suite 700, St. Louis, Missouri 63105.
(6)	Each of Messrs. McCown and Carbone disclaim beneficial ownership of the units, except to the extent of any pecuniary interest therein.
(7)

A total of 6,366 of these common units are owned by a trust established by Mr. Tywoniuk and his spouse and for which they both serve as trustees. Mr. Tywoniuk disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.

(8)

A total of 6,000 of these common units are owned by a trust established by Mr. Messey and his spouse. Mr. Messey disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.

(9)

The common units shown for Messrs, Tywoniuk, Lilly and Messey include common units which will vest and be issued to them on March 31, 2011. The number of such units which will vest and be issued are estimated because the actual number to be issued to each of them will be dependent upon the closing price for the units on March 31, 2011. Mr. Tywoniuk will have units having a value of $12,500 at such closing price (estimated at 1,382 units) issued to him, Mr. Lilly will have units having a value of $18,500 at such closing price (estimated at 2,045 units) issued to him and Mr. Messey will have units having a value of $12,500 at such closing price (estimated at 1,382 units) issued to him. The estimated number of units for each of them has been estimated based on the closing price on the Ownership Reference Date.

(10)

Charles C. Ungurean and Thomas T. Ungurean, as the shareholders of C&T Coal, Inc., share voting and investment power with respect to the common and subordinated units owned by C&T Coal, Inc. Each of Charles C. Ungurean and Thomas T. Ungurean disclaim beneficial ownership of the units, except to the extent of any pecuniary interest therein.

(11)	Does not include 52,499 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(12)	Does not include 28,878 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(13)	Does not include 34,068 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(14)	Does not include 22,605 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(15)	Does not include 34,070 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.

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

The following table summarizes the number of securities remaining available for future issuance under our LTIP as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	1,810,134	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,810,134	(2)

(1)

Our LTIP was approved by our partners (general and limited) prior to our initial public offering. Our LTIP currently permits the grant of awards covering an aggregate of 2,056,705 units, inclusive of prior award grants, which grants did not and do not require approval by our limited partners.

(2)	The number of remaining available units for award grants includes the units that would be issuable upon vesting of a total of 80,043 outstanding phantom units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

C&T Coal owns 360,882 common units and 3,467,220 subordinated units representing a combined 18.1% limited partner interest in us, and AIM Oxford owns 709,143 common units and 6,813,160 subordinated units representing a combined 35.6% limited partner interest in us. C&T Coal and AIM Oxford control our general partner which owns a 2.0% general partner interest in us and all of our incentive distribution rights. The equity interests of our general partner are comprised of class A units and class B units. The class B units represent only profits interests in our general partner from the date of issuance. The class A units of our general partner are owned 33.7% by C&T Coal and 66.3% by AIM Oxford. C&T Coal is owned by Charles C. Ungurean and Thomas T. Ungurean, each a member of our management team, and AIM Oxford is owned by AIM Coal LLC and certain investment partnerships affiliated with AIM. The class B units of our general partner are owned 50% by Jeffrey M. Gutman and 50% by Daniel M. Maher, each of whom is a member of our management team.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our ongoing operations and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Ongoing Operations Stage

Distributions of available cash to our general partner and its affiliates	We will make cash distributions 98.0% to the unitholders, including affiliates of our general partner as the holders of an aggregate of 1,070,025 common units and all of the subordinated units, and 2.0% to our general partner. If distributions exceed the minimum quarterly distribution and the first target distribution level, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.7 million on the 2.0% general partner interest and approximately $19.9 million on their common units and subordinated units.

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

Administrative and Operational Services Agreement

On August 24, 2007, we entered into an administrative and operational services agreement with Oxford Mining Company, LLC and our general partner. Under the terms of the agreement, our general partner provides services to us and is reimbursed for all related costs incurred on our behalf. The services that our general partner provides include, among other things, general administrative and management services, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geologic services, risk management and insurance services. During 2011, we paid our general partner approximately $77.3 million for services, primarily related to payroll, performed under the administrative and operational services agreement. Any party may terminate the administrative and operational services agreement by providing at least 30 days’ written notice to the other parties of its intention to terminate the administrative and operational services agreement.

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

We were a party to an environmental services agreement with Tunnell Hill Reclamation LLC, a wholly owned subsidiary of Tunnel Hill Partners, LP (“Tunnell Hill”), pursuant to which we provided certain landfill operational services. Receipts for these services for 2011 were approximately $1.5 million.

In addition, pursuant to a mining agreement, Tunnell Hill Reclamation LLC granted us access to certain properties for the purpose of conducting mining operations. As consideration for such access, we authorized the construction by Tunnell Hill Reclamation LLC of future landfills or other waste disposal facilities on such properties.

The services agreement with Tunnell Hill was scheduled to expire on December 31, 2011. During July 2011, we concluded negotiations with Tunnell Hill for an early termination of the services agreement effective August 1, 2011 (the “Termination Date”). In connection with the termination of the services agreement, we entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which Tunnell Hill temporarily leases from us for a period of six months certain of our equipment. Under the leasing arrangement, we receive $23,700 per month for rental of the equipment, and Tunnell Hill has an option during the six-month leasing period to elect to purchase all of the equipment for a purchase price of $948,000 with 50% of the rental payments being credited against the purchase price should Tunnell Hill elect to exercise its purchase option. Following the lease term, Tunnell Hill exercised its option to purchase the leased equipment. We received net proceeds of approximately $877,000, which reflects the purchase price of $948,000 less a credit of 50% of the rental payments received during the lease period and recognized a gain on this transaction of approximately $97,000.

Chartering of Aircraft Transportation

From time to time for business purposes we charter the use of an airplane from Zanesville Aviation located in Zanesville, Ohio. In each of these cases we are invoiced for and pay the normal amounts that Zanesville Aviation charges any chartering person. T&C Holdco owns an airplane that it leases to Zanesville Aviation and that Zanesville Aviation uses in providing chartering services to its customers including us. Under its lease with Zanesville Aviation, T&C Holdco receives compensation from Zanesville Aviation for the use of T&C Holdco’s airplane. The airplane owned by T&C Holdco LLC was chartered to us on a number of occasions in 2011 and 2010, and we paid Zanesville Aviation an aggregate of approximately $172,000 and $175,000, respectively, for those charters.

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

The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result the transactions described above were not reviewed under such policy. We will provide a copy of the code of ethics to any person without charge upon request.

Further information required for this item is provided in “Item 1. Business — Overview,” “Item 10. Directors, Executive Officers and Corporate Governance” and Note 18, Related Party Transactions, included in the notes to the audited consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees and out-of-pocket expenses billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2011 and 2010:

	December 31,
Name	2011	2010
Audit fees(1) (5)	$387,000	$256,000
Audit-related fees(2)	16,000	—
Tax fees(3) (5)	86,000	134,000
All other fees(4)	—	—

Total	$489,000	$390,000

(1)

Includes fees and expenses for audits of annual financial statements of our subsidiaries, reviews of the related quarterly financial statements, services related to testing our internal controls over financial reporting and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Includes fees and expenses related to consultations concerning financial accounting and reporting standards and the S-3 filed with the SEC.
(3)	Includes fees and expenses related to professional services for tax compliance, tax advice and tax planning.
(4)	Consists of fees and expenses for services other than services reported above.
(5)	Includes fees and expenses associated with our initial public offering.

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

Date: March 14, 2012

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

Signature	Title	Date

/S/ GEORGE E. MCCOWN George E. McCown	Chairman of the Board	March 14, 2012

/S/ CHARLES C. UNGUREAN Charles C. Ungurean	Director, President and Chief Executive Officer (principal executive officer)	March 14, 2012

/S/ JEFFREY M. GUTMAN Jeffrey M. Gutman	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 14, 2012

/S/ DENISE M. MAKSIMOSKI Denise M. Maksimoski	Senior Director of Accounting (principal accounting officer)	March 14, 2012

/S/ BRIAN D. BARLOW Brian D. Barlow	Director	March 14, 2012

/S/ MATTHEW P. CARBONE Matthew P. Carbone	Director	March 14, 2012

/S/ PETER B. LILLY Peter B. Lilly	Director	March 14, 2012

/S/ ROBERT J. MESSEY Robert J. Messey	Director	March 14, 2012

/S/ GERALD A. TYWONIUK Gerald A. Tywoniuk	Director	March 14, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2	Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.3	Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4	Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

10.1A	Credit Agreement dated as of July 6, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.1B	First Amendment to Credit Agreement and Limited Waiver dated as of July 15, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.1C*	Third Amendment to Credit Agreement dated as of December 28, 2011

10.2	Investors’ Rights Agreement, dated August 24, 2007, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.3A#	Employment Agreement between Oxford Resources GP, LLC and Jeffrey M. Gutman, which Employment Agreement was effective on July 19, 2010 and amended and superseded by a new employment agreement effective on March 14, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2010 filed on August 10, 2010)

10.3B*#	Employment Agreement between Oxford Resources GP, LLC and Jeffrey M. Gutman, which Employment Agreement was effective on March 14, 2012

10.4A#	Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Employment Agreement was effective on July 19, 2010 and amended and superseded by a new employment agreement effective on March 14, 2012 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2010 filed on August 10, 2010)

10.4B*#	Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Employment Agreement was effective on March 14, 2012

Exhibit Number	Description

10.5A#	Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher dated August 1, 2010, which Employment Agreement was effective on January 1, 2011 and amended and superseded by a new employment agreement effective on March 14, 2012 (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2010 filed on November 9, 2010)

10.5B#	First Amendment to Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher dated December 31, 2010, amending an Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher which was effective on January 1, 2011 and amended and superseded by a new employment agreement effective on March 14, 2012 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2010 filed on March 18, 2011)

10.5C*#	Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher, which Employment Agreement was effective on March 14, 2012

10.6A#	Employment Agreement between Oxford Resources GP, LLC and Charles C. Ungurean, which Employment Agreement was effective on July 19, 2010 and amended and superseded by a new employment agreement effective on March 14, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2010 filed on August 10, 2010)

10.6B*#	Employment Agreement between Oxford Resources GP, LLC and Charles C. Ungurean, which Employment Agreement was effective on March 14, 2012

10.7#	Employment Agreement between Oxford Resources GP, LLC and Thomas T. Ungurean (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2010 filed on August 10, 2010)

10.8#	Employee Unitholder Agreement among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Jeffrey M. Gutman (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.9#	Employee Unitholder Agreement among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Gregory J. Honish (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.10#	Oxford Resource Partners, LP Amended and Restated Long-Term Incentive Plan dated July 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.11A*#	Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use

10.11B*#	Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for use with Charles C. Ungurean, Thomas T. Ungurean, Jeffrey M. Gutman, Gregory J. Honish and Daniel M. Maher

10.12*#	Non-Employee Director Compensation Plan adopted on June 28, 2011 and effective on January 1, 2011

10.13*#	Form of Non-Employee Director Compensation Plan Award Agreement for Grant of Unrestricted Units

10.14#	Director Unitholder Agreement, dated December 1, 2009, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Gerald A. Tywoniuk (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

Exhibit Number	Description

10.15	Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.16A	Coal Purchase and Sale Agreement No. 10-62-04-900, dated May 21, 2004, by and between Oxford Mining Company, Inc. and American Electric Power Service Corporation, agent for Columbus Southern Power Company (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16B	Amendment No. 2004-1 to Coal Purchase and Sale Agreement, dated October 25, 2004 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.16C	Amendment No. 2005-1 to Coal Purchase and Sale Agreement, dated April 8, 2005 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16D	Amendment No. 2006-3 to Coal Purchase and Sale Agreement, dated December 5, 2006 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16E	Amendment No. 2008-6 to Coal Purchase and Sale Agreement, dated December 29, 2008 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16F	Amendment No. 2009-1 to Coal Purchase and Sale Agreement, dated May 21, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16G	Amendment No. 2009-3 to Coal Purchase and Sale Agreement, dated December 15, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16H	Amendment No. 2010-1 to Coal Purchase and Sale Agreement, dated January 11, 2010 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16I†	Amendment No. 2010-2 to Coal Purchase and Sale Agreement, dated February 4, 2010 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.16J	Amendment No. 2010-3 to Coal Purchase and Sale Agreement, dated April 16, 2010 (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.16K*†	Amendment No. 2011-5 to Coal Purchase and Sale Agreement, dated October 26, 2011

10.17	Non-Compete Agreement by and among Oxford Resource Partners, LP, C&T Coal, Inc., Charles C. Ungurean, Thomas T. Ungurean and Oxford Resources GP, LLC (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

Exhibit Number	Description

10.18	Administrative and Operational Services Agreement, dated August 24, 2007, by and among Oxford Resource Partners, LP, Oxford Mining Company, LLC and Oxford Resources GP, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

21.1*	List of Subsidiaries of Oxford Resource Partners, LP

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of John T. Boyd Company

31.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosure

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) our Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) our Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) the notes to our Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

*	Filed herewith (or furnished in the case of Exhibits 32.1, 32.2 and 101).

#	Compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Oxford Resource Partners, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Oxford Resource Partners, LP

We have audited the accompanying consolidated balance sheets of Oxford Resource Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Resource Partners, LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 14, 2012

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for unit information)

	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$3,032	$889
Trade accounts receivable	28,388	28,108
Inventory	12,000	12,640
Advance royalties - current portion	1,412	924
Prepaid expenses and other current assets	1,226	1,023

Total current assets	46,058	43,584
Property, plant and equipment, net	195,607	198,694
Advance royalties	7,945	7,693
Other long-term assets	11,655	11,100

Total assets	$261,265	$261,071

LIABILITIES
Current portion of long-term debt	$11,234	$7,249
Accounts payable	26,940	26,074
Asset retirement obligations - current portion	4,553	6,450
Deferred revenue	—	780
Accrued taxes other than income taxes	1,732	1,643
Accrued payroll and related expenses	2,535	2,625
Other current liabilities	3,822	2,952

Total current liabilities	50,816	47,773
Long-term debt, less current portion	132,521	95,737
Asset retirement obligations	17,236	6,537
Other long-term liabilities	1,575	2,261

Total liabilities	202,148	152,308
Commitments and contingencies (Note 16)

PARTNERS’ CAPITAL
Limited partners (20,680,124 and 20,610,983 units outstanding as of December 31, 2011 and 2010, respectively)	57,160	105,684
General partner (422,044 and 420,633 units outstanding as of December 31, 2011 and 2010, respectively)	(1,032)	(63)

Total partners’ capital	56,128	105,621
Noncontrolling interest	2,989	3,142

Total partners’ capital	59,117	108,763

Total liabilities and partners’ capital	$261,265	$261,071

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for unit and per unit information)

	For the Years Ended December 31,
	2011	2010	2009
Revenue
Coal sales	$343,741	$311,567	$254,171
Transportation revenue	47,305	38,490	32,490
Royalty and non-coal revenue	9,331	6,521	7,183

Total revenue	400,377	356,578	293,844

Costs and expenses
Cost of coal sales (excluding depreciation, depletion and amortization, shown separately)	272,420	229,468	170,698
Cost of purchased coal	13,480	22,024	19,487
Cost of transportation	47,305	38,490	32,490
Depreciation, depletion and amortization	51,905	42,329	25,902
Selling, general and administrative expenses	13,739	14,757	13,242
Contract termination and amendment expenses, net	—	652	—

Total costs and expenses	398,849	347,720	261,819

Income from operations	1,528	8,858	32,025
Interest income	13	12	35
Interest expense	(9,870)	(9,511)	(6,484)
Gain on purchase of business	—	—	3,823

Net (loss) income	(8,329)	(641)	29,399
Less: net income attributable to noncontrolling interest	(4,748)	(6,710)	(5,895)

Net (loss) income attributable to Oxford Resource Partners, LP unitholders	$(13,077)	$(7,351)	$23,504

Net (loss) income allocated to general partner	$(261)	$(147)	$467

Net (loss) income allocated to limited partners	$(12,816)	$(7,204)	$23,037

Net (loss) income per limited partner unit:
Basic	$(0.62)	$(0.45)	$2.09

Diluted	$(0.62)	$(0.45)	$2.08

Weighted average number of limited partner units outstanding:
Basic	20,641,127	15,887,977	11,033,840

Diluted	20,641,127	15,887,977	11,083,170

Distributions paid per limited partner unit	$1.75	$0.58 *	$1.20

*	Excludes amounts distributed as part of the 2010 initial public offering.

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to unitholders	$(13,077)	$(7,351)	$23,504
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	51,905	42,329	25,902
Interest rate swap adjustment to market	48	142	(1,681)
Loan fee amortization	1,600	1,239	530
Loss on debt extinguishment	—	1,302	1,252
Non-cash compensation expense	1,077	942	472
Advanced royalty recoupment	1,408	1,609	1,390
Loss on disposal of property and equipment	1,352	3,499	1,177
(Gain) on acquisition	—	—	(3,823)
Noncontrolling interest in subsidiary earnings	4,748	6,710	5,895
(Increase) decrease in assets:
Accounts receivable	(280)	(3,705)	(2,875)
Inventory	1,731	(3,542)	(2,062)
Other assets	(452)	455	(996)
Increase (decrease) in liabilities:
Accounts payable and other liabilities	(331)	956	3,055
Asset retirement obligations	(3,476)	(1,583)	737
Provision for below-market contracts and deferred revenue	(1,719)	(2,734)	(13,840)

Net cash provided by operating activities	44,534	40,268	38,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Phoenix Coal acquisition	—	—	(18,275)
Purchase of property and equipment	(34,120)	(78,199)	(25,657)
Purchase of mineral rights and land	(1,088)	(3,120)	(2,705)
Mine development costs	(4,780)	(3,029)	(1,989)
Royalty advances	(1,222)	(1,169)	(629)
Proceeds from sale of property and equipment	849	36	88
Insurance proceeds	1,096	2,271	—
Change in restricted cash	(2,179)	(1,684)	(4)

Net cash used in investing activities	(41,444)	(84,894)	(49,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Initial public offering proceeds	—	150,544	—
Offering expenses	—	(6,097)	—
Proceeds from borrowings	—	60,040	6,650
Payments on borrowings	(6,231)	(92,552)	(2,646)
Advances on line of credit	62,000	39,000	7,500
Payments on line of credit	(15,000)	(10,500)	(3,000)
Credit facility issuance costs	—	(5,603)	(1,811)
Capital contributions from partners	28	47	11,560
Distributions to noncontrolling interest	(4,901)	(5,635)	(6,125)
Distributions to partners	(36,843)	(87,095)	(13,407)

Net cash (used in) provided by financing activities	(947)	42,149	(1,279)
Net increase/(decrease) in cash	2,143	(2,477)	(11,813)
CASH AND CASH EQUIVALENTS, beginning of period	889	3,366	15,179

CASH AND CASH EQUIVALENTS, end of period	$3,032	$889	$3,366

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for unit information)

	Limited Partner				General	General		Total
	Common		Subordinated		Partner	Partners’	Noncontrolling	Partners’
	Units	Capital	Units	Capital	Units	Capital	interest	Capital
Balance at December 31, 2008			10,724,625	$32,371	217,867	$653	$2,297	$35,321
Net income				23,037		467	5,895	29,399
Partners’ contributions			1,183,689	11,329	24,156	231		11,560
Partners’ distributions				(13,141)		(266)	(6,125)	(19,532)
Equity-based compensation				472				472
Issuance of units to LTIP participants			56,233	(108)				(108)

Balance at December 31, 2009			11,964,547	$53,960	242,023	$1,085	$2,067	$57,112

Net (loss) income		(1,546)		(5,658)		(147)	6,710	(641)
Initial public offering	10,280,368	157,181	(1,705,368)	(7,331)	175,000	694		150,544
Offering costs		(6,097)						(6,097)
Partners’ contributions					3,610	47		47
Partners’ distributions		(3,626)		(81,727)		(1,742)	(5,635)	(92,730)
Equity-based compensation		486		456				942
Issuance of units to LTIP participants	50,235	(320)	21,201	(94)				(414)

Balance at December 31, 2010 (1)	10,330,603	$146,078	10,280,380	$(40,394)	420,633	$(63)	$3,142	$108,763

Net (loss) income		(6,437)		(6,379)		(261)	4,748	(8,329)
Partners’ contributions					1,411	28		28
Partners’ distributions		(18,129)		(17,978)		(736)	(4,901)	(41,744)
Equity-based compensation		1,077						1,077
Issuance of units to LTIP participants	69,141	(678)						(678)

Balance at December 31, 2011	10,399,744	$121,911	10,280,380	$(64,751)	422,044	$(1,032)	$2,989	$59,117

(1)	Equity-based compensation for the second half of 2010 has been reclassfied from subordinated capital to common capital.

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

On February 28, 2011, each of AIM Oxford and C&T Coal sold a portion of our common units held by them under Rule 144 in private transactions. Further, in January, March, June, September and December 2011, there were issuances of our common units to participants in our LTIP. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of December 31, 2011, was 35.65% and 18.14%, respectively, with our GP’s ownership being 2.00%. The remaining 44.21% was held by the general public and our LTIP participants. AIM Oxford and C&T

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1: ORGANIZATION AND PRESENTATION (continued)

Coal own 65.65% and 33.41%, respectively, of the ownership interests in our GP as of December 31, 2011, with the remaining ownership interests therein being a 0.47% ownership interest held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer, and a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Partnership and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

We own a 51% interest in Harrison Resources and are therefore deemed to have control. As a result, we consolidate all of Harrison Resources’ accounts with all material intercompany transactions and balances being eliminated in our consolidated financial statements. The 49% portion of Harrison Resources that we do not own is reflected as “Noncontrolling interest” in the consolidated balance sheet and statements of operations. See the Noncontrolling Interest section of Note 2.

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

We had restricted cash and cash equivalents related to Harrison Resources of $5,740,000 and $3,561,000 at December 31, 2011 and 2010, respectively, which are included in the balance sheet caption “Other long-term assets” based on their anticipated release from restriction. Harrison Resources’ cash, which is deemed to be restricted due to the limitations of its use for Harrison Resources’ operations, primarily relates to funds set aside for future reclamation obligations. See the Noncontrolling Interest section of this Note 2.

Allowance for Doubtful Accounts

We establish an allowance for losses on trade receivables when it is probable that all or part of the outstanding balance will not be collected. Our management regularly reviews the probability that a receivable will be collected and establishes or adjusts the allowance as necessary. There was no allowance for doubtful accounts at December 31, 2011 and 2010.

Inventory

Inventory consists of coal that has been completely uncovered or that has been removed from the pit and stockpiled for crushing, washing, or shipment to customers. Inventory also consists of supplies, spare parts and fuel. Inventory is valued at the lower of average cost or market. The cost of coal inventory includes certain operating expenses including overhead and stripping costs incurred during the production phase, which commences when saleable coal, beyond a de minimis amount, is produced.

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

We acquire our coal reserves through purchases or leases. We deplete our coal reserves using the units-of-production method on the basis of tonnage mined in relation to total estimated recoverable tonnage with residual surface values classified as land and not depleted. At December 31, 2011 and 2010, all of our reserves were attributed to mine complexes engaged in mining operations or leased to third parties. We believe that the carrying value of these reserves will be recovered.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-Lived Assets

We follow authoritative guidance that requires projected future cash flows from use and disposition of assets to be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. There were no indicators of impairment present during the years ended December 31, 2011, 2010 and 2009. Accordingly, no impairment losses were recognized during any of these years.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheets. We capitalize costs incurred in connection with the establishment of credit facilities and amortize such costs to interest expense over the term of the credit facility using the effective interest method.

We also have recorded intangible assets and liabilities at fair value associated with certain customer relationships and below-market coal sales contracts, respectively. These balances arose from the purchase accounting for our acquisition of Phoenix Coal. These intangible assets are being amortized over their expected useful lives. See the Below-Market Coal Sales Contracts section of this Note 2 and Note 7 for further details.

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

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011 and December 31, 2011. This change was accounted for in the quarter ended June 30, 2011 and all financial statement measurement periods subsequent thereto, in accordance with ASC 250.

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

When the liability is initially established, the offset is capitalized to the mine development asset. Over time, the ARO liability is accreted to its present value, and the capitalized cost is depleted using the units-of-production method for the related mine. If the assumptions used to estimate the ARO liability do not materialize as expected or regulatory changes occur, reclamation costs or obligations to perform reclamation and mine closure activities could be materially different than currently estimated. We review our entire reclamation liability at least annually and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from revisions to cost estimates and any changes to our mining plans and the timing of the expected reclamation expenditures. See Note 9.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On September 29, 2008, we executed and received a prepayment from one of our customers of $13,250,000 toward its future coal deliveries in 2009. This amount was classified as deferred revenue and recognized as revenue as we delivered the coal in accordance with the terms of the arrangement. The majority of the repayment was recognized in 2009 with the remaining $2,090,000 recognized in 2010.

Freight and handling costs paid to third party carriers and invoiced to customers are recorded as transportation expenses and transportation revenue, respectively.

Royalty and non-coal revenue consists of coal royalty income, service fees for providing landfill earth moving and transportation services, commissions that we receive from a third party who sells limestone that we recover during our coal mining process, service fees for operating a coal unloading facility, service fees at one of our river barge loading facilities for loading services provided to a third party coal mining company and fees that we receive for trucking ash for municipal utility customers. Revenues are recognized when earned or when services are performed. Royalty revenue relates to the overriding royalty we receive on our underground coal reserves that we sublease to a third party mining company. For the years ended 2011, 2010 and 2009, we received royalties of $3,202,000, $2,790,000 and $4,513,000, respectively. In August 2011, we terminated the services agreement for providing landfill earth moving and transportation services which was set to expire on December 31, 2011. See Note 18.

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Harrison Resources, a limited liability company, was formed in March 2006 by Oxford to acquire coal properties, develop mine sites and mine coal for sale to customers. Effective January 30, 2007, 49% of Harrison Resources was sold to CONSOL Energy and its ownership interest is held by one of its subsidiaries. Harrison Resources’ revenues which are included in the consolidated statements of operations were $38,664,000, $46,361,000 and $37,190,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Oxford has a contract mining and reclamation services agreement with Harrison Resources to operate the mines for an agreed-upon per ton price and markets all the coal under a broker agreement with Harrison Resources.

Harrison Resources’ cash, which is deemed to be restricted for Harrison Resources’ operations, primarily relates to funds set aside for future reclamation obligations in the amounts of $5,740,000 and $3,561,000 at December 31, 2011 and 2010, respectively, and is included in the balance sheet caption “Other long-term assets.” Harrison Resources’ total net assets as of December 31, 2011 and 2010 were $6,101,000 and $6,411,000, respectively.

The noncontrolling interest represents the 49% of Harrison Resources owned by CONSOL Energy, through one of its subsidiaries, and consisted of the following:

	Years Ended December 31,
	2011	2010
Beginning balance	$3,142,000	$2,067,000
Net income	4,748,000	6,710,000
Distributions to owners	(4,901,000)	(5,635,000)

Ending balance	$2,989,000	$3,142,000

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The computation of basic and diluted earnings per unit under the two class method for limited partner units and general partner units is presented below:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except for unit and per unit information)
Limited partner units
Average units outstanding:
Basic	20,641,127	15,887,977	11,033,840
Effect of equity-based awards	n/a	n/a	49,330

Diluted	20,641,127	15,887,977	11,083,170

Net income attributable to limited partners
Basic	$(12,816)	$(7,204)	$23,037
Diluted	(12,816)	(7,204)	23,038
Earnings per limited partner unit
Basic	$(0.62)	$(0.45)	$2.09
Diluted	(0.62)	(0.45)	2.08
General partner units
Average units outstanding:
Basic and diluted	421,038	323,647	223,956
Net income attributable to general partner
Basic	$(261)	$(147)	$467
Diluted	(261)	(147)	466
Earnings per general partner unit
Basic	$(0.62)	$(0.45)	$2.09
Diluted	(0.62)	(0.45)	2.08
Anti-dilutive units (1)	68,760	108,486	—

(1)	Anti-dilutive units are not used in calculating diluted average units.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption of the guidance is not permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income, which amends current comprehensive income guidance. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December, 15, 2011. Early adoption of the guidance is permissible. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. We do not believe that the adoption of the guidance provided by these updates will have a material impact on our consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: ACQUISITION (continued)

For the fourth quarter of 2009, our surface coal mine operations in the Illinois Basin that we acquired from Phoenix Coal reported total revenue of approximately $22.5 million and a net loss from operations of approximately

$1.9 million. As a result of recording a gain of $3.8 million relating to the acquisition, the net income of these operations for the quarter was approximately $1.9 million, excluding general and administrative overhead expenses which are not allocated among our subsidiaries. The full year results of our Illinois Basin operations were included in our results of operations for the years ended December 31, 2011 and 2010.

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

Pro Forma Results for the Year Ended December 31, 2009

(unaudited)

Revenue	$356,894,000
Net income attributable to
Oxford Resource Partners, LP unitholders	6,479,000

NOTE 4: INVENTORY

Inventory consisted of the following as of December 31:

	2011	2010
Coal	$4,346,000	$6,451,000
Fuel	2,013,000	1,836,000
Supplies and spare parts	5,641,000	4,353,000

Total	$12,000,000	$12,640,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following as of December 31:

	2011	2010
Property, plant and equipment, gross
Land	$3,188,000	$3,374,000
Coal reserves	55,124,000	54,250,000
Mine development costs	30,223,000	12,237,000

Total property	88,535,000	69,861,000

Buildings and tipple	2,133,000	2,084,000
Machinery and equipment	218,715,000	199,924,000
Vehicles	4,781,000	4,267,000
Furniture and fixtures	1,619,000	1,477,000
Railroad sidings	160,000	160,000

Total property, plant and equipment, gross	315,943,000	277,773,000
Less: accumulated depreciation, depletion and amortization	120,336,000	79,079,000

Total property, plant and equipment, net	$195,607,000	$198,694,000

The amounts of depreciation expense related to owned and leased fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs for the respective years are set forth below:

	For the Years Ended December 31,
	2011	2010	2009
Expense Type:
Depreciation	$37,022,000	$32,747,000	$19,632,000
Depletion	5,697,000	5,945,000	4,672,000
Amortization - mine development	8,913,000	3,298,000	1,200,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6: OPERATING LEASES

We lease certain operating facilities and equipment under non-cancelable lease agreements that expire on various dates through 2018. Generally the lease agreements are for a periods which range from four to ten years. As of December 31, 2011, aggregate lease payments that are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are set forth below:

For the years ending December 31, 2012	$3,324,000
2013	3,310,000
2014	3,297,000
2015	1,434,000
2016	18,000
Thereafter	17,000

For the years ended December 31, 2011, 2010 and 2009, we incurred lease expenses of approximately $3,383,000, $4,681,000, and $5,428,000, respectively. On July 19, 2010, we terminated all of our equipment leases and purchased the equipment that was under lease with proceeds from our initial public offering and borrowings from our $175 million credit facility.

We also entered into various coal reserve lease agreements under which future royalty payments are due based on production. Such payments are capitalized as advance royalties at the time of payment, and amortized into royalty expense based on the stated recoupment rate.

NOTE 7: INTANGIBLE ASSETS AND LIABILITIES

	December 31, 2011
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Customer relationships	15	$3,315,000	$1,631,000	$1,684,000
Deferred financing costs	2	5,603,000	2,454,000	3,149,000

Total intangible assets		$8,918,000	$4,085,000	$4,833,000

Intangible liabilities
Below-market coal sales contracts	1	$6,600,000	$5,917,000	$683,000

	December 31, 2010
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Customer relationships	16	$3,315,000	$1,358,000	$1,957,000
Deferred financing costs	3	5,603,000	854,000	4,749,000

Total intangible assets		$8,918,000	$2,212,000	$6,706,000

Intangible liabilities
Below-market coal sales contracts	2	$6,600,000	$4,978,000	$1,622,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: INTANGIBLE ASSETS AND LIABILITIES (continued)

Customer relationships represent intangible assets that were recorded at fair value when we acquired Oxford on August 24, 2007. The net carrying value of our customer relationships is reflected in our consolidated balance sheets under the caption “Other long-term assets.” We amortize these assets over the expected life of the respective customer relationships. The amount included in depreciation, depletion and amortization related to customer relationships was $273,000, $339,000 and $398,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

We capitalized costs incurred in connection with the establishment of credit facilities. Concurrent with our initial public offering, we paid off the amounts outstanding under our $115 million credit facility and entered into a $175 million credit facility. See Note 10. In 2010, we capitalized the cost of the $175 million credit facility of $5,603,000 and wrote off, to interest expense, the unamortized costs of $1,302,000 from the $115 million credit facility. On September 30, 2009, we amended and restated the credit agreement for our $115 million credit facility. The amended and restated credit agreement for our $115 million credit facility was determined to be substantially different from our prior credit agreement, and therefore we wrote off, to interest expense, the remaining unamortized capitalized costs of $1,252,000 from our prior credit agreement in 2009. The net carrying value of the deferred financing costs is reflected in our consolidated balance sheets under the caption “Other long-term assets.” We incurred costs of $1,811,000 associated with the $115 million credit facility which we capitalized. These costs are amortized to interest expense over the life of the $115 million credit facility using the interest method. Amortization of deferred financing costs included in interest expense was $1,600,000, $1,189,000 and $530,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our below-market coal sales contracts, acquired through the Phoenix Coal acquisition in 2009, were coal sales contracts for which the prevailing market price for coal specified in the contract was in excess of the contract price. The difference between the below-market contracts cash flows and the cash flows at the prevailing market price are amortized into coal sales on the basis of tons shipped over the terms of the respective contracts. Amortization of these below-market contracts included in revenue was $939,000, $1,424,000 and $1,705,000 for the years ended December 31, 2011, 2010 and 2009, respectively. An additional $1,849,000 was recorded in contract terminations in 2010, when one of these contracts was amended to market rate. The current portion of the net carrying value of our below-market coal sales contracts is reflected in our consolidated balance sheets under the caption “Other current liabilities.” The non-current portion of the net carrying value of our below-market coal sales contracts is reflected in our consolidated balance sheets under the caption “Other long-term liabilities.”

Expected amortization of identifiable intangible assets and deferred loan costs will be approximately:

For the years ending December 31, 2012	$1,975,000
2013	1,407,000
2014	491,000
2015	204,000
2016	183,000
Thereafter	573,000

We evaluate our intangible assets for impairment when indicators of impairment exist. For the years ended December 31, 2011, 2010 and 2009, there were no indicators of impairment present. Accordingly, no impairment losses were recognized during any of these years.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: INTANGIBLE ASSETS AND LIABILITIES (continued)

Based on expected shipments related to the below-market contracts, we expect to record annual amortization income of:

For the years ending December 31, 2012	$649,000
2013	34,000
Thereafter	—

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31:

	2011	2010
Below-market coal sales contracts(1)	$649,000	$1,111,000
Accrued interest and interest rate swap(2)	2,122,000	828,000
Other	1,051,000	1,013,000

Total	$3,822,000	$2,952,000

(1)	Below-market coal sales contracts assumed with the Phoenix Coal acquisition. See Note 7.
(2)	The interest rate swap is discussed in Note 11.

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

The balance sheet effects of the change in accounting method resulted in a reclassification of approximately $6.2 million from the current portion of ARO to the long-term portion of ARO in the quarter ended June 30, 2011. The impact of the change in method was negligible to our consolidated statement of operations for the period ended June 30, 2011 and December 31, 2011. This change was accounted for, in accordance with ASC 250, on a prospective basis.

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

At December 31, 2011, we had recorded ARO liabilities of $21.8 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of December 31, 2011, the aggregate undiscounted cost of final mine closure is approximately $25.7 million.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: ASSET RETIREMENT OBLIGATIONS (continued)

The following table presents the activity affecting the asset retirement obligations for the respective years:

	Years Ended December 31,
	2011	2010
Beginning balance	$12,987,000	$13,343,000
Accretion expense	1,503,000	836,000
Payments	(6,443,000)	(3,430,000)
Revisions in estimated cash flows	13,742,000	2,238,000

Total asset retirement obligations	21,789,000	12,987,000
Less current portion	(4,553,000)	(6,450,000)

Noncurrent liability	$17,236,000	$6,537,000

In 2011, the revisions in estimated cash flows resulted in a net increase in the ARO of $13.7 million and was primarily attributable to mine development at eight new mines, as well as revisions to estimates of the expected costs for stream and wetland mitigation as regulatory requirements continue to evolve along with changes in estimated third-party unit costs. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related asset retirement cost in mine development. The portion of the revisions attributable to the change in method was negligible.

NOTE 10: LONG-TERM DEBT

Our long-term debt as of December 31, 2011 and 2010 consisted of long-term debt under our $175 million credit facility with a syndicate of lenders for which Citicorp USA, Inc. is acting as administrative agent (our “$175 million credit facility”) and other note payable debt, as follows:

	2011	2010
$175 million credit facility:
Term loan	$51,000,000	$57,000,000
Revolving credit line loans	80,000,000	33,000,000

Total $175 million credit facility loans	131,000,000	90,000,000
Note payable — Peabody #2	947,000	947,000
Note payable — CONSOL #2	52,000	267,000
Note payable — CONSOL #3	11,720,000	11,720,000
Note payable — Other	36,000	52,000

Long-term debt	143,755,000	102,986,000
Less current portion	(11,234,000)	(7,249,000)

Total long-term debt	$132,521,000	$95,737,000

$175 Million Credit Facility

In connection with our initial public offering in July of 2010, we paid off the amounts outstanding under our $115 million credit facility and entered into our $175 million credit facility with Citicorp USA, Inc., as Administrative Agent, Citibank, N.A., as Swing Line Bank, Barclays Bank PLC and The Huntington National Bank, as Co-Syndication

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: LONG-TERM DEBT (continued)

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

On December 28, 2011, we entered into an amendment to the credit agreement evidencing our $175 million credit facility. Pursuant to the terms of the amendment, certain financial covenants set forth in the credit agreement were modified. These modifications included (i) increasing the existing leverage ratio of 2.75 to 1 to 3.25 to 1 for the period from January 1, 2012 through June 30, 2012 and to 3.00 to 1 for all periods thereafter and (ii) increasing the maximum scheduled amount of permitted capital expenditures for fiscal year 2011 from $40 million to $43 million. The definitions of and methods used to determine the leverage ratio and permitted capital expenditures remain unchanged, and are set forth in the credit agreement. In connection with the amendment, we paid to the lenders under the credit agreement a non-refundable amendment fee in the amount of 0.25% of the currently outstanding loan commitments under the credit agreement. As a consequence of this amendment, our borrowing availability at the beginning of 2012 was increased to $27.5 million.

The events that constitute an event of default under our $175 million credit facility include, among other things, failure to pay principal and interest when due, breach of representations and warranties, failure to comply with covenants, voluntary bankruptcy or liquidation and a change of control.

We were in compliance with all covenants under the terms of the credit agreement for our $175 million credit facility as of December 31, 2011.

Total Borrowings

At December 31, 2011 and 2010, we had $131,000,000 and $90,000,000, respectively, of borrowings outstanding under our $175 million credit facility, and $7,523,000 and $6,723,000, respectively, of letters of credit outstanding. At the beginning of each of 2012 and 2011, we had available unused capacity for borrowings under our $175 million credit facility of approximately $27,500,000 and $39,000,000, respectively. Early in 2012, we borrowed an additional $16,000,000 under our $175 million credit facility. The variable interest rate on our debt under our $175 million credit facility, at December 31, 2011 and 2010, was 5.50% and 5.25%, respectively, calculated at the 30 day LIBOR rate, subject to a floor of 1.0%, plus the applicable margin of 4.5% and 4.25%, respectively. At both December 31, 2011 and 2010, the 30 day LIBOR rate was less than 1%.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: LONG-TERM DEBT (continued)

Term Loan

We had an initial term loan of $60,000,000 outstanding under our $175 million credit facility. As of December 31, 2011, we had $51,000,000 outstanding. We are obligated to make quarterly principal payments of $1,500,000 on the term loan until repayment of the then outstanding balance at maturity. During 2011, we made principal repayments of $6,000,000. The term loan has a current stated interest rate of the Base Rate plus 3.5% per annum, or, at our election, LIBOR plus 4.5% per annum. The term loan matures in July 2014. Additional borrowings are not permitted under the terms of the term loan.

Revolving Credit Line

We have a revolving credit line for revolving loans in the amount of $115,000,000 under our $175 million credit facility. As of December 31, 2011 and 2010, we had $80,000,000 and $33,000,000, respectively, outstanding under our $175 million credit facility’s revolving credit line and $7,523,000 and $6,723,000, respectively, of outstanding letters of credit. Our revolving credit line has a current stated interest rate of the Base Rate plus 3.5% per annum on advances or, at our election, LIBOR plus 4.5% per annum on advances. Under our revolving credit line, letters of credit can be issued in an aggregate amount not to exceed $20,000,000, which results in a dollar for dollar reduction in the available capacity. Our existing revolving credit line matures on July 18, 2013 and, until that time, only interest payments are required. For our outstanding letters of credit issued under our existing revolving credit line, we pay issuing fees of 0.25% per annum on the stated amount of the aggregate outstanding balance of our letters of credit and an applicable margin depending on our leverage ratio ranging from 3.75% to 4.50% per annum. Additionally, we pay a commitment fee depending on our leverage ratio of 0.50% to 0.75% per annum that is due quarterly for any unused capacity under our revolving credit line.

Other Notes Payable

Peabody #2 — In December 2009, we acquired coal reserves from Peabody Energy Corporation through one of its subsidiaries in exchange for a down payment of $1,000,000 and a note payable that is due in two annual payments of $1,000,000 at no stated interest rate. The obligation was secured by real property and mineral rights. The difference between the face amount and the imputed amount was recorded as a discount using an imputed interest rate of 5.5% and is being amortized into interest expense using the effective interest method. This note was paid in full in January 2012.

CONSOL #2 — In March 2009, we acquired coal reserve leases from CONSOL Energy, through one of its subsidiaries, in exchange for a down payment of $1,500,000 and a note payable that matures in March 2012 in an original face amount of $1,500,000. The note is payable in monthly installments based on units-of-production with a minimum of $500,000 due annually at no stated interest rate. The difference between the face amount and the imputed amount was recorded as a discount using an imputed interest rate of 4.6% and is being amortized using the effective interest method. This note will be paid in full in March 2012.

CONSOL #3 — In August 2010, Harrison Resources acquired coal reserves from CONSOL Energy, through one of its subsidiaries, in exchange for a down payment of $850,000 and a note payable in an original face amount of $13,458,000 that matures three years from the date Harrison Resources is issued a permit to mine such reserves (which is currently expected to occur in late 2012). The note is payable in three annual installments of $5,383,000, $5,383,000 and $2,692,000 commencing with the issuance of such permit to mine such reserves. The note has no stated interest rate; therefore, the difference between the face amount of $13,458,000 and the imputed amount of $11,720,000 reflected on the balance sheet was recorded as a discount using an imputed interest rate of 5.5% and is being amortized into interest expense using the effective interest method. Additionally, a royalty stream is due on certain excess coal tonnage produced from the reserves above specified levels contained in the acquisition agreement.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: LONG-TERM DEBT (continued)

Other Note Payable — We acquired coal reserves from an individual with payments due of $5,000 per year for ten years at no stated interest rate. The obligation matures in April 2015. The difference between the face amount and the imputed amount was recorded as a discount using an imputed interest rate of 6.75% and is being amortized into interest expense using the effective interest method.

Debt Maturity Table

The total debt of the Partnership matures as follows:

During the years ending December 31, 2012	$11,234,000
2013	90,964,000
2014	41,552,000
2015	5,000
Thereafter	—

$143,755,000

NOTE 11: INTEREST RATE CAP AND SWAP AGREEMENTS

On August 2, 2010, we entered into an interest rate swap agreement that had an original notional principal amount of $50.0 million and a maturity of January 31, 2013. The notional principal amount declines over the term of the interest rate swap agreement at a rate of $1.5 million each quarter which corresponds to our required principal payments on the term loan under our $175 million credit facility. Under the interest rate swap agreement, we pay interest monthly at a fixed rate of 1.39% per annum and receive interest monthly at a variable rate equal to LIBOR (with a 1% floor) based on the notional principal amount. The interest rate swap agreement was effective August 9, 2010. The fair value of the derivative liability of $156,000 and $108,000 was recorded in other liabilities as of December 31, 2011 and 2010, respectively. The increase in value of $48,000 and $108,000 was recorded in interest expense for the year ended December 31, 2011 and 2010, respectively. The balance of the amortizing interest rate swap agreement was $41.0 million at December 31, 2011.

On September 11, 2009, we entered into an interest rate cap agreement to hedge our exposure to rising LIBOR interest rates during 2010. This agreement, which had an effective date of January 4, 2010 and a notional amount of $50.0 million, provided for a LIBOR interest rate cap of 2% using three-month LIBOR. LIBOR was 0.251% as of December 31, 2009. We paid a fixed fee of $85,000 for this agreement which had quarterly settlement dates and matured on December 31, 2010. The mark-to-market decrease in value of $51,000 was recorded to interest expense in the consolidated statements of operations for the year ended December 31, 2009.

We entered into an interest rate swap agreement on August 24, 2007 that had an original notional principal amount of $67.5 million and matured in August 2009. Under the swap agreement, we paid interest at a fixed rate of 4.83% and received interest at a variable rate equal to LIBOR (1.43% as of December 31, 2008), based on the notional amount. The change in the fair value and settlement of the swap agreement decreased interest expense by $1,681,000 for the year ended December 31, 2009.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreement	$—	$(156,000)	$—

	Fair Value Measurements at December 31, 2010
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreement	$—	$(108,000)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$12,755,000	$13,650,000	$12,986,000	$12,926,000
Variable rate debt	$131,000,000	$131,000,000	$90,000,000	$90,000,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

These units are subject to such conditions and restrictions as our Compensation Committee may determine, including continued employment or service or achievement of pre-established performance goals and objectives. Historically, these units have generally vested in equal annual increments over four years with accelerated vesting of the first increment in certain cases; beginning in 2012 and thereafter, it is contemplated that there will also be grants of units that vest based on performance criteria established at the time of and in connection with the grant. The total number of units authorized to distribute under the LTIP was 2,056,075 at December 31, 2011. Unless amended by our Board of Directors or Compensation Committee at the discretion of our Board of Directors, our LTIP will expire in November 2017.

Surrendered units were used to satisfy the individual tax obligations of those LTIP participants electing a net issuance whereby we pay the employee’s tax liability and the employee surrenders a sufficient number of units equal to the amount of tax liability assumed by us. On January 1, 2012, we granted an aggregate of 82,384 units. After consideration of these grants as well as grants vesting in early January 2012, 1,655,377 units remain available for issuance in the future assuming that all grants issued and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

We recognize compensation expense over the respective vesting periods of the granted units. For the years ended December 31, 2011, 2010 and 2009, our gross LTIP expense was approximately $1,077,000, $942,000 and $472,000, respectively, which is included in selling, general and administrative expenses (SG&A) in our consolidated statements of operations. As of December 31, 2011 and 2010, approximately $978,000 and $726,000, respectively, of cost remained unamortized which we expect to recognize over a remaining weighted average period of 1.3 years.

The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	143,933	$6.48
Granted	77,402	10.75
Issued	(71,436)	8.55
Surrendered	(25,419)	7.17

Unvested balance at December 31, 2010	124,480	7.80
Granted	58,921	21.84
Issued	(69,141)	9.70
Surrendered	(34,217)	8.34

Unvested balance at December 31, 2011	80,043	16.25

The value of LTIP units vested during the years ended December 31, 2011, 2010 and 2009 was $908,000, $786,000 and $465,000, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14: WORKERS’ COMPENSATION AND BLACK LUNG

We have no liabilities under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2011, 2010 and 2009, we recorded $4.2 million, $3.9 million and $3.1 million, respectively, in our cost of coal sales related to this excise tax.

With regard to workers’ compensation, we provide benefits to our employees and are insured through state sponsored programs or an insurance carrier where there is no state sponsored program. We self-insure a portion of expected losses under our workers’ compensation liability programs. The expected ultimate cost for claims incurred is recognized as a liability in our consolidated balance sheets and is estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported.

NOTE 15: RETIREMENT PLAN

Prior to January 1, 2010, we had a money purchase pension plan in which substantially all full-time employees with more than six months of service participated. Contributions were made annually at 4% of qualified wages and an additional 4% was contributed on wages over the FICA limit up to the maximum allowed under the Internal Revenue Code. We incurred expense for such contributions of $1,522,000 for the year ended December 31, 2009.

Effective January 1, 2010, the money purchase pension plan was replaced with a 401(k) plan. For both 2011 and 2010, we committed to make contributions at 4% of qualified wages. We incurred expense for such contributions of $2,188,000 and $1,992,000 for the years ended December 31, 2011 and 2010, respectively. The contribution commitment for 2010 was fully funded in 2011. The contribution commitment for 2011 is expected to be funded by September 2012.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. The remaining life of our long-term contracts ranges from one to six years.

Purchase Commitments

We purchase coal from time to time from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal. Additionally, we assumed one long-term purchase contract with a third-party supplier in connection with the Phoenix Coal acquisition. Under this contract the third-party supplier is obligated to deliver and we are obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract are depleted. We have experienced supplier performance issues under this contract which continued through 2011 and still persist in 2012. The supplier has asserted that this contract is terminated by its terms, while we have taken a contrary position. We are now working with the supplier to resolve the matter.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16: COMMITMENTS AND CONTINGENCIES (continued)

Transportation

We depend upon barge, rail and truck transportation systems to deliver our coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. We entered into a long-term transportation contract on April 1, 2006 for rail services, and that agreement has been amended and extended through March 31, 2012.

Retirement Plan

At December 31, 2011, we had an obligation to pay our GP for the purpose of funding our GP’s commitments to the 401(k) plan in the amount of $2,212,000. This amount is expected to be paid by September 2012.

Security for Reclamation and Other Obligations

As of December 31, 2011, we had $38,450,000 in surety bonds and $14,000 in cash bonds outstanding to secure certain reclamation obligations. Additionally, as of December 31, 2011, we had letters of credit outstanding in support of these surety bonds of $7,523,000. Further, as of December 31, 2011, we had certain outstanding road bonds of $895,000 and performance bonds of $7,660,000. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

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

NOTE 17: CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We have a credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established.

We market our coal principally to electric utilities, municipalities and electric cooperatives and industrial customers in Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia. As of December 31, 2011 and 2010, accounts receivable from electric utilities totaled $19.4 million and $21.1 million, respectively, or 68.5% and 75.1% of total trade receivables, respectively. A small portion of these sales are executed through coal brokers. Four customers individually accounted for greater than 10% of sales for each of the years ended December 31, 2011 and 2010, which, in the aggregate, represented approximately 71.3% and 64.2%, respectively, of our total sales for each of such years. Three customers, in the aggregate, represented approximately 68.1% and 61.2% of the outstanding accounts receivable at both December 31, 2011 and 2010, respectively. Three customers individually accounted for greater than 10% of sales which, in the aggregate, represented approximately 64.1% of our total sales for the year ended December 31, 2009.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18: RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (“Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll, and for such reimbursable costs the amounts of $2,682,000 and $2,618,000 were included in our accounts payable at December 31, 2011 and 2010, respectively.

Also in connection with our formation in August 2007, Oxford Mining entered into an advisory services agreement (“Advisory Agreement”) with certain affiliates of AIM Oxford. The Advisory Agreement had a term of ten years running until August 2017, subject to earlier termination at any time by the AIM Oxford affiliates. Under the terms of the Advisory Agreement, the AIM Oxford affiliates had duties as financial and management advisors to Oxford Mining, including providing services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services for the operation and growth of Oxford Mining. These services consisted of advisory services of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments. Such services were rendered at the reasonable request of Oxford Mining. The basic annual fee under the Advisory Agreement was $250,000 for 2009 and each year thereafter increased based on the percentage increase in gross revenues. Further fees were payable for additional significant services requested. Pursuant to the Advisory Agreement, advisory fees were paid to AIM Oxford affiliates of $210,000 and $1,307,000 for the years ended December 31, 2010 and 2009, respectively. The advisory fees paid for 2009 included a transaction fee of $1,000,000 paid to the AIM Oxford affiliates for additional significant services in connection with our $115 million credit facility and this fee is included in deferred financing costs in 2009. The Advisory Agreement was terminated on July 19, 2010 with a termination payment of $2,500,000 being made in connection with the closing of our initial public offering on the same date.

Contract services were provided to Tunnell Hill Reclamation, LLC, a company that is indirectly owned by Charles C. Ungurean, our President and Chief Executive Officer (“Mr. C. Ungurean”), Thomas T. Ungurean, our Senior Vice President, Equipment, Procurement and Maintenance (“Mr. T. Ungurean”), and affiliates of AIM Oxford, in the amount of $1,525,000, $1,410,000, and $695,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The amount for 2011 includes rental payments as discussed below. Accounts receivable were $48,000 and $329,000 from Tunnell Hill Reclamation, LLC at December 31, 2011 and 2010, respectively. We have concluded that Tunnell Hill Reclamation, LLC does not represent a variable interest entity.

The services agreement with Tunnell Hill was scheduled to expire on December 31, 2011. During July 2011, we concluded negotiations with Tunnell Hill for an early termination of the services agreement effective August 1, 2011 (the “Termination Date”). In connection with the termination of the services agreement, we entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which Tunnell Hill temporarily leased from us for a period of six months certain of our equipment. Under the leasing arrangement, we received $23,700 per month for rental of the equipment, and Tunnell Hill had an option during the six-month leasing period to elect to purchase all of the equipment for a purchase price of $948,000 with 50% of the rental payments being credited against the purchase price should Tunnell Hill elect to exercise its purchase option. Following the lease term, Tunnell Hill exercised its option to purchase the leased equipment. For this transaction, we received net proceeds of approximately $877,000, which reflects the purchase price of $948,000 less a credit of 50% of the rental payments received during the lease period, and recognized a gain of approximately $97,000.

From time to time for business purposes we charter the use of an airplane from Zanesville Aviation located in Zanesville, Ohio. In each of these cases we are invoiced for and pay the normal amounts that Zanesville Aviation charges any chartering person. T&C Holdco LLC, a company that is owned by Mr. C. Ungurean and Mr. T. Ungurean, owns an airplane that it leases to Zanesville Aviation and that Zanesville Aviation uses in providing chartering services to its customers including us. Under its lease with Zanesville Aviation, T&C Holdco LLC receives compensation from Zanesville Aviation for the use of T&C Holdco LLC’s airplane. The airplane owned by T&C Holdco LLC was chartered to us on a number of occasions in 2011 and 2010, and we paid Zanesville Aviation an aggregate of approximately $172,000 and $175,000, respectively, for those charters.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	For the Years Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$6,976,000	$7,208,000	$6,005,000
Non-cash activities
Purchase of coal reserves with debt	—	11,287,000	3,230,000
ARO capitalized in mine development	12,278,000	1,227,000	357,000
Market value of common units vested in LTIP	2,055,000	1,715,000	363,000
Accounts payable as of December 31 for:
Purchase of property and equipment	2,890,000	3,151,000	2,049,000
Mine development	417,000	—	—
Royalty advances	1,438,000	—	55,000
Coal reserves	—	—	62,000

NOTE 20: SEGMENT INFORMATION

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21: SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION - (Unaudited)

A summary of our unaudited consolidated quarterly operating results in 2011 and 2010 is as follows (in thousands, except unit and per unit data):

	2011
	March 31	June 30	September 30	December 31	Total
Total Revenues	$96,066	$98,030	$109,988	$96,293	$400,377
Income (loss) from operations	1,803	(2,605)	3,584	(1,254)	1,528
Net (loss) income attributable to Oxford Resource Partners, LP unitholders	(1,770)	(6,264)	24	(5,067)	(13,077)
Net (loss) income attributable to general partners	(35)	(125)	—	(101)	(261)
Net (loss) income attributable to limited partners	(1,735)	(6,139)	24	(4,966)	(12,816)
(Loss) income per limited partner unit:
Basic	$(0.08)	$(0.30)	$—	$(0.24)	$(0.62)
Diluted	$(0.08)	$(0.30)	$—	$(0.24)	$(0.62)
Distributions paid per limited partner unit	$0.4375	$0.4375	$0.4375	$0.4375	$1.7500

	2010
	March 31	June 30	September 30		December 31	Total
Total Revenues	$88,060	$90,148	$89,079		$89,291	$356,578
Income from operations	3,173	1,606	1,595		2,484	8,858
Net loss attributable to Oxford Resource Partners, LP unitholders	(287)	(2,107)	(3,400)		(1,557)	(7,351)
Net loss attributable to general partners	(6)	(42)	(68)		(31)	(147)
Net loss attributable to limited partners	(281)	(2,065)	(3,332)		(1,526)	(7,204)
Loss per limited partner unit:
Basic (1)	$(0.02)	$(0.18)	$(0.20	)(2)	$(0.05)	$(0.45)
Diluted (1)	$(0.02)	$(0.18)	$(0.20	)(2)	$(0.05)	$(0.45)
Distributions paid per limited partner unit (1)	$0.23	$—	$—		$0.35	$0.58

(1)	All per unit amounts have been retroactively restated to reflect the unit split that occurred on July 19, 2010 in conjunction with our initial public offering.
(2)	Amount revised to correct year-to-date rounding difference.

NOTE 22: SUBSEQUENT EVENTS

The following represents material events that have occurred subsequent to December 31, 2011.

We made a quarterly distribution to our unitholders of $9,236,000 or $0.4375 per unit in February 2012.

We granted LTIP awards in January 2012 with a fair value of $1,238,000, which grants vest ratably in annual increments over the next four years. We also granted LTIP awards in March 2012 with a fair value of $762,500, which grants vest based upon and at the time of the satisfaction of certain performance criteria.

On March 2, 2012, we received a notice of contract termination from Big Rivers Electric Corporation (“Big Rivers”). The notice notified us that Big Rivers was terminating the Amended and Restated Coal Supply Agreement between Big Rivers and us (the “Big Rivers Agreement”) effective as of the close of business on March 2, 2012, pursuant to provisions of the Big Rivers Agreement permitting termination in certain circumstances where coal deliveries have not conformed to the quality specifications in the Big Rivers Agreement. The Big Rivers Agreement provides for us to supply to Big Rivers 800,000 tons of coal per year, and absent any termination thereof the term of the Big Rivers Agreement runs until December 31, 2015. We have met with representatives of Big Rivers on two occasions following this action (on March 7 and March 12, 2012), but have been unable to achieve any satisfactory resolution of the issues during these meetings. We are assessing the validity of the termination notice and any recourse that we may have under the Big Rivers Agreement or otherwise with respect to the actions by Big Rivers, including the termination. We are also assessing the financial and operational impact that such a termination would have on us and reviewing various alternatives, including without limitation mine closure(s) and related cost reduction measures, to compensate for and/or lessen any impact from such actions by Big Rivers and to bring our production and related cost structure in balance with our remaining contractual commitments.