Form 10-Q
period 2012-06-30
Oxford Resource Partners LP
filed 2012-08-07
CIK 1412347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 10,431,801 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

i

PART I. FINANCIAL INFORMATION

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for unit data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$617	$3,032
Trade accounts receivable	32,154	28,388
Inventory	15,100	12,000
Advance royalties - current portion	2,036	1,412
Prepaid expenses and other current assets	1,260	1,226
Assets held for sale	7,153	—

Total current assets	58,320	46,058

Property, plant and equipment, net	164,082	195,607
Advance royalties less current portion	6,802	7,945
Other long-term assets	13,671	11,655

Total assets	$242,875	$261,265

LIABILITIES
Current portion of long-term debt	$9,856	$11,234
Accounts payable	29,023	26,940
Asset retirement obligations - current portion	5,468	4,553
Accrued taxes other than income taxes	1,350	1,732
Accrued payroll and related expenses	1,465	2,535
Other current liabilities	3,864	3,822

Total current liabilities	51,026	50,816

Long-term debt, less current portion	146,516	132,521
Asset retirement obligations, less current portion	16,485	17,236
Other long-term liabilities	1,468	1,575

Total liabilities	$215,495	$202,148

Commitments and Contingencies (Note 11)

PARTNERS’ CAPITAL
Limited partner unitholders (20,712,181 and 20,680,124 units outstanding as of June 30, 2012 and December 31, 2011, respectively)	25,962	57,160
General partner unitholder (422,537 and 422,044 units outstanding as of June 30, 2012 and December 31, 2011, respectively)	(1,668)	(1,032)

Total Oxford Resource Partners, LP capital	24,294	56,128
Noncontrolling interest	3,086	2,989

Total partners’ capital	27,380	59,117

Total liabilities and partners’ capital	$242,875	$261,265

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for unit data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenue
Coal sales	$80,155	$83,870	$163,033	$167,174
Transportation revenue	9,811	11,667	21,746	22,109
Royalty and non-coal revenue	1,982	2,493	5,036	4,813

Total revenue	91,948	98,030	189,815	194,096

Costs and expenses
Cost of coal sales (excluding depreciation, depletion and amortization, shown separately)	59,446	67,567	129,061	130,184
Cost of purchased coal	6,644	4,788	9,847	9,915
Cost of transportation	9,811	11,667	21,746	22,109
Depreciation, depletion and amortization	12,227	13,235	25,909	25,346
Selling, general and administrative expenses	3,529	3,378	7,574	7,344
Impairment and restructuring charges	5,282	—	13,637	—
Gain on sale of oil and gas rights	(6,329)	—	(6,329)	—

Total costs and expenses	90,610	100,635	201,445	194,898

Income (loss) from operations	1,338	(2,605)	(11,630)	(802)
Interest income	5	4	6	5
Interest expense	(2,792)	(2,353)	(5,510)	(4,356)

Net loss	(1,449)	(4,954)	(17,134)	(5,153)
Less: net income attributable to noncontrolling interest	(6)	(1,310)	(97)	(2,881)

Net loss attributable to Oxford Resource Partners, LP unitholders	$(1,455)	$(6,264)	$(17,231)	$(8,034)

Net loss allocated to general partner	$(29)	$(125)	$(344)	$(160)

Net loss allocated to limited partners	$(1,426)	$(6,139)	$(16,887)	$(7,874)

Net loss per limited partner unit:
Basic	$(0.07)	$(0.30)	$(0.82)	$(0.38)

Diluted	$(0.07)	$(0.30)	$(0.82)	$(0.38)

Weighted average number of limited partner units outstanding:
Basic	20,704,386	20,632,925	20,696,917	20,627,390

Diluted	20,704,386	20,632,925	20,696,917	20,627,390

Distributions paid per limited partner unit	$0.4375 (1)	$0.4375	$0.8750	$0.8750

(1)

The distribution paid April 15, 2012 was paid at a rate of $0.4375 per common unitholder, while the rates for the subordinated and general partner unitholders were reduced to $0.10 and $0.26875 per unit, respectively.

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to unitholders	$(17,231)	$(8,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	25,909	25,346
Impairment charges	11,645	—
Interest rate swap and fuel contract adjustment to market	69	85
Loan fee amortization	879	746
Non-cash equity-based compensation expense	476	609
Advanced royalty recoupment	716	654
Loss on disposal of property and equipment	1,816	723
Noncontrolling interest in subsidiary earnings	97	2,881
(Decrease) increase in assets:
Accounts receivable	(3,766)	(3,049)
Inventory	(3,100)	(2,654)
Other assets	(329)	30
Increase (decrease) in liabilities:
Accounts payable and other liabilities	3,310	11,856
Asset retirement obligations	(4,564)	1,046
Provision for below-market contracts and deferred revenue	(422)	(733)

Net cash provided by operating activities	15,505	29,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,877)	(19,669)
Purchase of mineral rights and land	(51)	(1,110)
Mine development costs	(1,894)	(2,426)
Royalty advances	(1,785)	(376)
Proceeds from sale of property and equipment	1,633	—
Change in restricted cash	(1,889)	954

Net cash used in investing activities	(14,863)	(22,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(4,039)	(3,227)
Advances on line of credit	31,000	25,000
Payments on line of credit	(14,000)	(6,000)
Credit facility capitalized fees	(1,086)	—
Capital contributions from partners	6	11
Distributions to noncontrolling interest	—	(3,920)
Distributions to partners	(14,938)	(18,417)

Net cash used in financing activities	(3,057)	(6,553)

Net (decrease) increase in cash	(2,415)	326

CASH AND CASH EQUIVALENTS, beginning of period	3,032	889

CASH AND CASH EQUIVALENTS, end of period	$617	$1,215

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

(in thousands, except for unit data)

	Limited Partner						Non-	Total
	Subordinated		Common		General Partner		controlling	Partners’
	Units	Capital	Units	Capital	Units	Capital	Interest	Capital

Balance at December 31, 2010	10,280,380	$(40,394)	10,330,603	$146,078	420,633	$(63)	$3,142	$108,763
Net (loss) income		(3,923)		(3,951)		(160)	2,881	(5,153)
Partners’ contributions					447	11		11
Partners’ distributions		(8,992)		(9,057)		(368)	(3,920)	(22,337)
Equity-based compensation				609				609
Issuance of units to LTIP participants			24,266	(383)				(383)

Balance at June 30, 2011	10,280,380	$(53,309)	10,354,869	$133,296	421,080	$(580)	$2,103	$81,510

Balance at December 31, 2011	10,280,380	$(64,751)	10,399,744	$121,911	422,044	$(1,032)	$2,989	$59,117
Net (loss) income		(8,385)		(8,502)		(344)	97	(17,134)
Partners’ contributions					493	6		6
Partners’ distributions		(5,522)		(9,118)		(298)		(14,938)
Equity-based compensation				476				476
Issuance of units to LTIP participants			32,057	(147)				(147)

Balance at June 30, 2012	10,280,380	$(78,658)	10,431,801	$104,620	422,537	$(1,668)	$3,086	$27,380

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

Organization

We are a low cost producer of high value steam coal. We focus on acquiring steam coal reserves that we can efficiently mine with our modern, large scale equipment. Our reserves and operations are strategically located in Northern Appalachia and the Illinois Basin to serve our primary market area of Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia. These coal reserves are mined by our subsidiaries, Oxford Mining Company, LLC (“Oxford Mining”), Oxford Mining Company – Kentucky, LLC and Harrison Resources, LLC (“Harrison Resources”).

We are managed by our GP and all executives, officers and employees who provide services to us are employees of our GP. Charles Ungurean, the President and Chief Executive Officer of our GP and a member of our GP’s board of directors, and Thomas Ungurean, the Senior Vice President, Equipment, Procurement and Maintenance of our GP through June 30, 2012, are the co-owners of one of our limited partners, C&T Coal, Inc. (“C&T Coal”).

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

On February 28, 2011, each of AIM Oxford and C&T Coal sold a portion of our common units held by them under Rule 144 in private transactions. Further, in January, March, June, September and December 2011, as well as January, March and June 2012, there were issuances of our common units to participants in our LTIP. As a result of these transactions, AIM Oxford’s and C&T Coal’s ownership of the Partnership, as of June 30, 2012, was 35.59% and 18.11%, respectively, with our GP’s ownership being 2.00%. The remaining 44.30% was held by the general public and our LTIP participants. AIM Oxford and C&T Coal own 65.65% and 33.41%, respectively, of the ownership interests in our GP as of June 30, 2012, with the remaining ownership interests therein being a 0.47% ownership interest held by Jeffrey M. Gutman, our Senior Vice President, Chief Financial Officer and Treasurer, and a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary.

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

Significant Accounting Policies

There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in the Annual Report, except with respect to certain impairment and restructuring charges. Please read Note 3 – Impairment and Restructuring Charges for a discussion of impairment and restructuring charges recognized during the three and six months ended June 30, 2012. Also, in April 2012, we sold oil and gas mineral rights on approximately 1,250 acres of land for $6.3 million, which is recorded in “Gain on sale of oil and gas rights”. In that transaction, we retained royalty rights equivalent to a 20% net revenue interest once the wells are producing. As of June 30, 2012, none of the wells were drilled and producing.

New Accounting Standards Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in US GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of this guidance in 2012 did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income, which amends current comprehensive income guidance. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for public companies during interim and annual periods beginning after December, 15, 2011. The adoption of this guidance in 2012 did not have a material effect on our consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 3:	IMPAIRMENT AND RESTRUCTURING CHARGES

On March 21, 2012, we announced several actions with regard to our Illinois Basin operations. As noted in our Annual Report, we received a contract termination notice from a customer of our Illinois Basin operations. This contract requires us to supply the customer with 800,000 tons of coal per year, and absent any termination thereof the term of the contract runs until December 31, 2015. We believe that this customer’s action was taken in bad faith, motivated by the combination of the price increase that had recently gone into effect under the customer’s sales contract and the current coal market conditions. We are aggressively pursuing compensation for our damages through all appropriate legal measures.

To address this circumstance, we began idling one mine, reduced mining operations at a second mine and terminated a significant number of employees for the Illinois Basin operations that supported the terminated contract. Prior thereto in February, we had idled another Illinois Basin mine and the Illinois Basin wash plant, closed our lab and terminated some of our employees in connection with our decision to substitute purchased coal for mined and washed coal under certain customer sales contracts, and these actions alone did not have a material effect on our financial condition or results of operations. With our commitment in March to the restructuring of our Illinois Basin operations, the earlier action was then included as a part of the overall restructuring.

Subsequent to the actions taken in the first quarter, we updated our mine plans for the mines in our Illinois Basin complex to optimize the use of such mines, and are carrying out our updated mine plans through the following actions:

•

we are adjusting the level of mining operations and varying the mines that are idled to best manage strip ratio impacts and other costs, and do not presently expect to permanently close any of the idled mines which leaves them available for resumption of mining operations as the market dictates,

•

we are continuing to mine at our Illinois Basin complex with an expected reduction in production of 1.1 million tons for 2012 which enables us to meet our contract commitments while reducing costs, and

•	we have resumed operating on a limited basis the wash plant to wash some of the coal mined at our Illinois Basin mine complex in connection with our efforts to improve margins.

In addition to such actions, we are continuing to redeploy or sell excess mining equipment from our Illinois Basin operations which has been idled because of the reduced mine operations. Excess equipment redeployed from our Illinois Basin operations to our Northern Appalachian operations is expected to enhance productivity and reduce future capital expenditures. The proceeds from sales of excess equipment will be used to reinvest in our Northern Appalachian operations and/or to reduce borrowings outstanding.

We recognized impairment and restructuring charges of $5.3 million for the second quarter of 2012 and $13.6 million for the six months ended June 30, 2012 related to the restructuring of our Illinois Basin operations. See further discussion of these amounts below in “Impairment Charges” and “Restructuring Charges.” We expect to incur additional costs estimated at approximately $0.4 million throughout the remainder of 2012 to complete the execution of the restructuring plan.

Impairment Charges

As a result of the restructuring actions taken as referenced above, we recorded asset impairment charges of $4.4 million and $11.6 million during the three and six months ended June 30, 2012, respectively. These charges included non-cash impairment charges related to coal reserves, mine development assets and certain fixed assets such as major mining equipment (the “Impaired Assets”) at our Illinois Basin operations.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 3:	IMPAIRMENT AND RESTRUCTURING CHARGES (continued)

In determining our impairment charges, we utilized market prices for similar assets and discounted projected future cash flows to determine the fair value of the Impaired Assets. Our discounted projected future cash flows are based on financial forecasts developed internally for planning purposes. These projections incorporate certain assumptions, including future costs and sales trends, estimated costs to sell and our expected net realizable values for those Impaired Assets. In accordance with applicable accounting guidance under US GAAP, those Impaired Assets that we plan to sell, and that are currently ready for sale and are no longer in production, are presented separately as current assets held for sale in our condensed consolidated balance sheet at June 30, 2012 and are no longer being depreciated or amortized. Those Impaired Assets which do not meet the criteria for held for sale are presented in “Property, plant and equipment, net” in our condensed consolidated balance sheet as of June 30, 2012 and recorded at their revised carrying value after taking into account the impairment. Those Impaired Assets include coal reserves, mine development assets, and certain fixed assets such as major mining equipment that are still being used to wind down the mining process or for reclamation activities.

Continued execution of our restructuring plan, updates to our mine plans, and continued assessment of market prices for the Impaired Assets resulted in the additional $4.4 million of impairment charges during the second quarter of 2012. As additional information becomes available regarding the significant assumptions used in our restructuring plan, we may conclude that it is necessary to update our impairment analysis in future periods, which could result in additional impairment charges.

Restructuring Charges

Restructuring charges represent those expenses which are directly related to the restructuring plan and do not provide future economic benefit. We recorded total restructuring charges of $0.9 million and $2.0 million related to our Illinois Basin operations during the three and six months ended June 30, 2012, respectively. The charges included one-time employee termination costs for the approximately 160 terminated employees and professional and legal fees, as well as transportation costs associated with transferring some of the idled machinery and equipment to our Northern Appalachian operations. The legal fees are related to our pursuit of all available legal remedies to seek damages from the customer who terminated its sales contract which triggered the restructuring. Additional restructuring charges of $0.9 million in the second quarter of 2012 were recognized as incurred for such items as professional services and equipment transportation costs. Further, we expect to incur additional costs estimated at approximately $0.4 million throughout the remainder of 2012 in completing the execution of the restructuring plan.

Restructuring accrual activity, combined with reconciliation to the “Impairment and restructuring charges” set forth in our condensed consolidated statement of operations, is summarized below:

	January 1, 2012	Six months ended June 30, 2012		June 30, 2012
	Liability	Expense	Payments	Liability

Severance and other termination costs	$—	$704,000	$(702,000)	$2,000
Professional fees and other costs	—	867,000	(754,000)	113,000
Equipment relocation costs	—	421,000	(375,000)	46,000

Total restructuring charges	$—	1,992,000	$(1,831,000)	$161,000

Asset impairment (non-cash)		11,645,000

Total impairment and restructuring charges		$13,637,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 3:	IMPAIRMENT AND RESTRUCTURING CHARGES (continued)

The liabilities for restructuring in the table above are included in “Other current liabilities” on our condensed consolidated balance sheet as of June 30, 2012. We expect to pay these obligations as well as additional expected expenses throughout 2012.

The following table summarizes the total expenses expected to be incurred for the impairment and restructuring charges over the course of the restructuring plan.

Total Expected Expenses

Severance and other termination costs	$763,000
Professional fees and other costs	1,186,000
Equipment relocation costs	476,000
Asset impairment (non-cash)	11,645,000

Total impairment and restructuring charges	$14,070,000

NOTE 4:	INVENTORY

Inventory consisted of the following:

	June 30, 2012	December 31, 2011

Coal	$8,182,000	$4,346,000
Fuel	1,948,000	2,013,000
Supplies and spare parts	4,970,000	5,641,000

Total inventory	$15,100,000	$12,000,000

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	June 30, 2012	December 31, 2011
Property, plant and equipment, gross
Land	$3,188,000	$3,188,000
Coal reserves	51,812,000	55,124,000
Mine development costs	33,111,000	30,223,000

Total property	88,111,000	88,535,000

Buildings and tipple	2,133,000	2,133,000
Machinery and equipment	199,820,000	218,715,000
Vehicles	4,537,000	4,781,000
Furniture and fixtures	1,619,000	1,619,000
Railroad sidings	160,000	160,000

Total property, plant and equipment, gross	296,380,000	315,943,000

Less: accumulated depreciation, depletion and amortization	132,298,000	120,336,000

Total property, plant and equipment, net	$164,082,000	$195,607,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT, NET (continued)

Assets held for sale of $7.2 million have been reclassified to current assets on our June 30, 2012 consolidated balance sheet and are not included in the amounts above. See further discussion in Note 3 – Impairment and Restructuring Charges and Note 8 – Fair Value of Financial Instruments and Derivatives Activity. Assets held for sale are no longer being depreciated or amortized.

The amounts of depreciation expense related to owned and leased fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs for the respective periods are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expense type:
Depreciation	$8,611,000	$9,370,000	$18,277,000	$18,469,000
Depletion	1,492,000	1,528,000	2,709,000	3,027,000
Amortization	2,043,000	2,269,000	4,781,000	3,714,000

NOTE 6:	ASSET RETIREMENT OBLIGATIONS

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

We review our ARO at least annually and make necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. When the liability is initially recorded for the costs to open a new mine site, the offset is recorded to the mine development asset. Over time, the ARO liability is accreted to its present value and the capitalized cost for the related mine is depleted using the units-of-production method. As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions), the ARO liability and related asset are adjusted to reflect the updated estimates. If the change in the estimate causes a reduction of the asset retirement obligation that exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of amortization expense.

At June 30, 2012, we had recorded ARO liabilities of $22.0 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of June 30, 2012, the aggregate undiscounted cost of final mine closure is approximately $25.5 million.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 6:	ASSET RETIREMENT OBLIGATIONS (continued)

The following table presents the activity affecting the ARO for the respective periods:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011

Beginning balance	$21,789,000	$12,987,000
Accretion expense	805,000	1,503,000
Payments	(3,980,000)	(6,443,000)
Revisions in estimated cash flows	3,339,000	13,742,000

Total asset retirement obligations	21,953,000	21,789,000
Less current portion	5,468,000	4,553,000

Noncurrent liability	$16,485,000	$17,236,000

For the six months ended June 30, 2012, revisions in estimated cash flows increased the ARO liability by $3.3 million and were primarily related to $1.4 million of mine development at three new mines, which have now reached full operating capacity, and revisions of approximately $1.8 million as reclamation work progresses at recently closed mines. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related mine development asset for new mines and to amortization expense for closed mines.

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

NOTE 7:	LONG-TERM DEBT

$175 Million Credit Facility

In connection with our initial public offering in July of 2010, we entered into our $175 million credit facility with Citicorp USA, Inc., as Administrative Agent, Citibank, N.A., as Swing Line Bank, Barclays Bank PLC and The Huntington National Bank, as Co-Syndication Agents, Fifth Third Bank and Comerica Bank, as Co-Documentation Agents, and the lenders party thereto. Our $175 million credit facility became effective on July 19, 2010 and provides for a $60 million term loan and a $115 million revolving credit line. We are required to make quarterly principal payments of $1.5 million on the term loan commencing on September 30, 2010 and continuing until the maturity date in 2014 when the remaining balance is to be paid. The $60 million term loan and $115 million revolving credit line mature in 2014 and 2013, respectively, and borrowings bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit agreement evidencing our $175 million credit facility).

Borrowings under our $175 million credit facility are secured by a first-priority lien on and security interest in substantially all of our assets. Our $175 million credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course dispositions of assets over predetermined levels or enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. Our $175 million credit facility also requires compliance with certain financial covenant ratios, including limiting our leverage ratio (the ratio of consolidated indebtedness to adjusted EBITDA) to no greater than 3.25 : 1.0 and limiting our interest coverage ratio (the ratio of adjusted EBITDA to consolidated interest expense) to no less than 4.0 : 1.0. In addition, we are not permitted under our $175 million credit facility to fund capital expenditures in any fiscal year in excess of certain predetermined amounts.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 7:	LONG-TERM DEBT (continued)

On June 22, 2012, we entered into an amendment to the credit agreement evidencing our $175 million credit facility. Pursuant to the terms of the amendment, certain provisions of the credit agreement were modified. These amendments, applicable for the remaining term of the credit agreement, included (i) retaining the required leverage ratio at 3.25 : 1.00 after June 30, 2012, instead of having it step down to 3.00 : 1.00 at July 1, 2012, (ii) authorizing certain Kentucky asset sales, and (iii) allowing quarterly distributions by ORLP to the extent of Available Cash (a term defined in ORLP’s partnership agreement) at a minimum level of $6,125,000 with an unlimited quarterly distribution amount allowed so long as ORLP maintains a liquidity threshold of $12,000,000 after giving effect to the distribution. In connection with the amendment, we paid to the consenting lenders under the credit agreement a non-refundable amendment fee in the amount of 0.50% of their currently outstanding loan commitments under the credit agreement. Such amendment fee was capitalized and will be amortized over the remaining life of the credit agreement.

We were in compliance with all covenants under the terms of the credit agreement for our $175 million credit facility as of June 30, 2012. For parameters of the notes payable and a further description of provisions of the $175 million credit facility, see Note 10 to the audited consolidated financial statements contained in the Annual Report.

NOTE 8:	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES ACTIVITY

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement at June 30, 2012
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$—	$(86,000)	$—
Fuel purchases accounted for as derivatives	—	$(139,000)	—

	Fair Value Measurement at December 31, 2011
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$—	$(156,000)	$—

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 8:	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES ACTIVITY (continued)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed rate debt	$11,372,000	$12,797,000	$12,755,000	$13,650,000
Variable rate debt	145,000,000	145,000,000	131,000,000	131,000,000

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis as of June 30, 2012. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. We have determined that certain of our nonfinancial assets and liabilities are Level 3 in the fair value hierarchy. We utilize discounted projected future cash flow techniques for our nonfinancial Level 3 fair value measurements. These techniques include unobservable data points such as future cost and sales trends and estimated costs to sell the impaired coal reserves and related mine development assets.

	Fair Value Measurements as of June 30, 2012
	Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$—	$6,887,000	$—

Assets held and used	—	2,001,000	—

Total	$—	$8,888,000	$—

(1)

Total held for sale assets on our June 30, 2012 balance sheet are $7,153,000. Some of the held for sale assets were not impaired and therefore are not reflected in the table above. Assets which were not impaired are recorded at their net book value rather than fair value.

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 8:	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES ACTIVITY (continued)

As a result of the reduced production levels expected from restructuring the Illinois Basin operations, we will be unable to take physical delivery of all diesel fuel contracted for under our existing fuel contracts. Therefore, we renegotiated fuel deliveries and amended our fuel contracts into a single amended contract to decrease the fuel volume and net settle a portion of the previous contracts. This caused certain fuel contracts to no longer qualify for the normal purchase and sale exemption allowed by ASC 815, and the amended contract has been recognized as a derivative at March 31, 2012 resulting in a realized gain of $61,000 on the portion which was net settled. As of June 30, 2012 the contract is valued at $139,000 which is recorded in “Other current liabilities.” The amended contract is for 84,000 gallons to be delivered in July, 168,000 gallons in August and September 2012 and 126,000 gallons to be delivered each month in the fourth quarter of 2012.

NOTE 9:	LONG-TERM INCENTIVE PLAN

Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units. Historically, these units have generally vested in equal annual increments over four years with accelerated vesting of the first increment in certain cases. Beginning in 2012, we also granted units that vest based on performance criteria established at the time of and in connection with the grant. The total number of units authorized for distribution under the LTIP was 2,056,075 at June 30, 2012 and 1,555,937 units remain available for issuance in the future assuming that all grants issued and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the three months ended June 30, 2012 and 2011, our equity-based compensation expense was approximately $214,000 and $245,000, respectively. For the six months ended June 30, 2012 and 2011, our equity-based compensation expense was approximately $476,000 and $609,000, respectively. These amounts are included in selling, general and administrative expenses (SG&A) in our condensed consolidated statements of operations. As of June 30, 2012 and December 31, 2011, approximately $1,762,000 and $978,000, respectively, of cost remained unamortized which we expect to recognize using the straight-line method over a remaining weighted average period of 1.7 years.

The following table summarizes additional information concerning our unvested LTIP units:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Unvested balance at December 31, 2011	80,043	$16.25
Granted	192,528	11.02
Issued	(32,057)	12.30
Surrendered	(18,374)	15.04

Unvested balance at June 30, 2012	222,140	12.39

The value of LTIP units vested during the three months ended June 30, 2012 and 2011 was $61,000 and $54,000, respectively. The value of LTIP units vested during the six months ended June 30, 2012 and 2011 was $557,000 and $453,000, respectively.

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

The computation of basic and diluted earnings per unit under the two class method for limited partner units and general partner units is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except for unit and per unit amounts)

Limited partner units
Average units outstanding:
Basic	20,704,386	20,632,925	20,696,917	20,627,390
Effect of equity-based compensation	n/a	n/a	n/a	n/a

Diluted	20,704,386	20,632,925	20,696,917	20,627,390

Net loss allocated to limited partners
Basic	$(1,426)	$(6,139)	$(16,886)	$(7,874)
Diluted	$(1,426)	$(6,139)	$(16,886)	$(7,874)

Net loss per limited partner unit
Basic	$(0.07)	$(0.30)	$(0.82)	$(0.38)
Diluted	$(0.07)	$(0.30)	$(0.82)	$(0.38)

General partner units
Average units outstanding:
Basic and diluted	422,497	421,045	422,352	420,913

Net loss allocated to general partner
Basic	$(29)	$(125)	$(345)	$(160)
Diluted	$(29)	$(125)	$(345)	$(160)

Net loss per general partner unit
Basic	$(0.07)	$(0.30)	$(0.82)	$(0.38)
Diluted	$(0.07)	$(0.30)	$(0.82)	$(0.38)

Anti-dilutive units (1)(2)	—	77,441	—	81,786

Distributions paid per limited partner unit (3)	$0.4375	$0.4375	$0.8750	$0.8750

(1)	Anti-dilutive units are not used in calculating dilutive average units.
(2)	Unvested LTIP units are not dilutive units for the three and six months ended June 30, 2012.
(3)

The distribution paid April 15, 2012 was paid at a rate of $0.4375 per common unitholder, while the rates for the subordinated and general partner unitholders were reduced to $0.10 and $0.26875 per unit, respectively.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Most of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. The remaining terms of our long-term contracts now range from less than one year to three and one-half years.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 11:	COMMITMENTS AND CONTINGENCIES (continued)

Purchase Commitments

We purchase coal from time to time from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal. Additionally, we assumed one long-term purchase contract with a third-party supplier in connection with an acquisition. Under this contract the third-party supplier is obligated to deliver and we are obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract are depleted. We have experienced supplier performance issues under this contract which continued through 2011 and still persist in 2012. The supplier has asserted that this contract is terminated by its terms, while we have taken a contrary position. We are actively pursuing resolution of this matter. We did not receive any tons from this supplier during either the second quarter or first half of 2012.

On March 2, 2012, we entered into another long-term coal purchase contract with a separate supplier for our Illinois Basin operations for delivery of 350,000 tons of coal in 2012 and 360,000 tons of coal in 2013. A majority of the tons purchased in the second quarter of 2012 were under this new contract as compared to purchases under the previously-referenced lower priced contract which were in the second quarter and first half of 2011. This arrangement has allowed us to now operate under a greatly reduced production schedule for our wash plant at our Illinois Basin operations.

Transportation

We depend upon barge, rail and truck transportation systems to deliver our coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. We have a long-term rail transportation contract that has been amended and extended through March 31, 2014.

Coal Royalties

We are negotiating with certain lessors regarding their claim for unpaid royalties due with respect to certain alleged unmined lost coal. We are striving to reach an amicable resolution and have accrued $220,000 in additional royalty expense in the second quarter of 2012 related to this issue.

401(k) Plan

Effective January 1, 2010, our former defined contribution pension plan was replaced with our current 401(k) plan. At June 30, 2012, we had an obligation to pay our GP $3,212,000 for the purpose of funding our GP’s commitment to our 401(k) plan. Of this amount, $2,198,000 related to plan year 2011 and is expected to be paid by September 2012. The remainder of $1,014,000 is related to plan year 2012 and is expected to be paid by September 2013.

Performance Bonds

As of June 30, 2012, we had outstanding $39.5 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of June 30, 2012, we had outstanding letters of credit in support of these surety bonds of $7.9 million. Further, as of June 30, 2012, we had outstanding certain road bonds of $0.6 million and performance bonds of $2.7 million to secure our contract performance. We had performance bonds of $7.7 million at March 31, 2012. In April 2012, $5.0 million of these performance bonds, which secured our performance under a specific coal sales contract, were released with the approval of the counterparty, who determined that it no longer needed such performance security from us. Our management believes these bonds and letters of credit will expire without any claims or payments thereon, and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 11:	COMMITMENTS AND CONTINGENCIES (continued)

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material adverse effect on our financial position, liquidity or operations.

Guarantees

Our GP and the Partnership guarantee certain obligations of our subsidiaries. Also, in August of 2012, Charles C. Ungurean, our President and Chief Executive Officer, guaranteed certain of our obligations relating to performance bonds. Our management believes that these guarantees will expire without any liability to the guarantors, and therefore any indemnification or subrogation commitments with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

NOTE 12:	RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll, and for such reimbursable costs the amounts of $5,260,000 and $2,682,000 were included in our accounts payable at June 30, 2012 and December 31, 2011, respectively.

Contract services were provided to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Charles C. Ungurean, our President and Chief Executive Officer (“Mr. C. Ungurean”), Thomas Ungurean, our Senior Vice President, Equipment, Procurement and Maintenance through June 30, 2012 (“Mr. T. Ungurean”), and affiliates of AIM Oxford, in the amount of zero and $644,000 for the three months ended June 30, 2012 and 2011, respectively, and of $34,000 and $1,199,000 for the six months ended June 30, 2012 and 2011, respectively. Accounts receivable were zero and $48,000 from Tunnell Hill at June 30, 2012 and December 31, 2011, respectively.

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

From time to time for business purposes we charter the use of an airplane from Zanesville Aviation located in Zanesville, Ohio. T&C Holdco LLC, a company that is owned by Mr. C. Ungurean and Mr. T. Ungurean, owns an airplane that it leases to Zanesville Aviation and that Zanesville Aviation uses in providing chartering services to its customers including us. Under its lease with Zanesville Aviation, T&C Holdco LLC receives compensation from Zanesville Aviation for the use of T&C Holdco LLC’s airplane. The airplane owned by T&C Holdco LLC was chartered to us on a number of occasions during the three months ended June 30, 2012 and 2011, and we paid Zanesville Aviation an aggregate of approximately $38,000 and $45,000, respectively, for those charters. During the six months ended June 30, 2012 and 2011, we paid Zanesville Aviation an aggregate of approximately $109,000 and $66,000, respectively, for those charters.

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	Six Months Ended
	June 30,
	2012	2011

Cash paid for:
Interest	$4,691,000	$3,262,000

Non-cash activities:
Purchase of coal reserves with debt	344,000	—
ARO capitalized in mine development	4,728,000	6,310,000
Market value of common units vested in LTIP	471,000	1,003,000
Accounts payable as of June 30 for:
Purchase of property and equipment	2,005,000	2,579,000
Mine development	196,000	—

NOTE 14:	SEGMENT INFORMATION

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

NOTE 15:	SUBSEQUENT EVENTS

On July 26, 2012, the GP’s Board of Directors declared a cash distribution by the Partnership of $0.4375 per unit to its common unitholders, $0.10 per unit to its subordinated unitholders and $0.26875 per unit to its holders of general partner units with respect to the second quarter ended June 30, 2012. This distribution, totaling approximately $5,706,000, will be paid on August 14, 2012 to unitholders of record as of the close of business on August 7, 2012.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this Quarterly Report on Form 10-Q that are not historical facts, and that address activities, events or developments we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references, are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including but not limited to:

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

•	significant costs imposed on our mining operations by extensive and frequently changing environmental laws and regulations, and greater than expected environmental regulation, costs and liabilities;

•	legislation, and regulatory and related judicial decisions and interpretations, including issues pertaining to climate change, environmental issues, and miner health and safety;

•	a variety of operational, geologic, permitting, labor and weather-related factors, including those related to both our mining operations and our underground coal reserves that we do not operate;

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

We currently have 19 active surface mines and we manage these mines as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During the three-month and six-month periods ended June 30, 2012, we produced 1.7 and 3.6 million tons of coal, respectively, and sold 1.8 and 3.7 million tons of coal, respectively, including 0.1 and 0.2 million tons of purchased coal, respectively. We purchase coal in the open market and under contracts to satisfy a portion of our sales commitments. As is customary in the coal industry, we have entered into long-term coal sales contracts with many of our customers. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more.

On March 21, 2012, we announced several actions with regard to our Illinois Basin operations. As noted in our Annual Report, we received a contract termination notice from a customer of our Illinois Basin operations. We believe that this customer's action was taken in bad faith, motivated by the combination of the price increase that had recently gone into effect under the customer's sales contract and the current coal market conditions. We are aggressively pursuing compensation for our damages through all appropriate legal measures.

To address this circumstance, we idled one mine, reduced mining operations at a second mine and terminated a significant number of employees for the Illinois Basin operations that supported the terminated contract. Prior thereto in February, we had idled another Illinois Basin mine and the Illinois Basin wash plant, closed our lab and terminated some of our employees in connection with our decision to substitute purchased coal for mined and washed coal under certain customer sales contracts, and these actions alone did not have a material effect on our financial condition or results of operations. With our commitment in March to the restructuring of our Illinois Basin operations, the earlier action was then included as a part of the overall restructuring.

Subsequent to the actions taken in the first quarter, we updated our mine plans for the mines in our Illinois Basin complex to optimize the use of such mines, and are carrying out our updated mine plans through the following actions:

•

we are adjusting the level of mining operations and varying the mines that are idled to best manage strip ratio impacts and other costs, and do not presently expect to permanently close any of the idled mines which leaves them available for resumption of mining operations as the market dictates,

•

we are continuing to mine at our Illinois Basin complex with an expected reduction in production of 1.1 million tons for 2012 which enables us to meet our contract commitments while reducing costs, and

•	we have resumed operating on a limited basis the wash plant to wash some of the coal mined at our Illinois Basin mine complex in connection with our efforts to improve margins.

In addition to such actions, we are continuing to redeploy or sell excess mining equipment from our Illinois Basin operations which has been idled because of the reduced mine operations. Excess equipment redeployed from our Illinois Basin operations to our Northern Appalachian operations is expected to enhance productivity and reduce future capital expenditures by approximately $5 million in 2012. The proceeds from sales of excess equipment of $10 to $14 million will be used to reinvest in our Northern Appalachian operations and/or to reduce borrowings outstanding.

As a result of the actions taken, we recognized additional impairment and restructuring charges of $5.3 million for the second quarter of 2012 and $13.6 million for the six months ended June 30, 2012. The charges included non-cash impairment charges related to coal reserves, mine development assets, and certain fixed assets such as major mining equipment (the “Impaired Assets”). Those Impaired Assets that we plan to sell and that are currently ready for sale, are no longer in production and are presented separately as current assets held for sale in our condensed consolidated balance sheet at June 30, 2012 and are no longer being depreciated or amortized. Those Impaired Assets which do not meet the criteria for held for sale are presented in “Property, plant and equipment, net” in our condensed consolidated balance sheet at June 30, 2012 and recorded at their revised carrying value after taking into account the impairment.

Continued execution of our restructuring plan, updates to our mine plans, and continued assessment of market prices for our Impaired Assets resulted in the additional $4.4 million of impairment charges during the second quarter of 2012. Additional restructuring charges of $0.9 million in the second quarter of 2012 were recognized as incurred for such items as professional services and equipment transportation costs. We expect to incur additional costs estimated at approximately $0.4 million throughout the remainder of 2012 in completing the execution of the restructuring plan. As additional information becomes available regarding the significant assumptions used in our restructuring plan, we may conclude that it is necessary to update our impairment analysis in future periods, which could result in additional impairment charges.

For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements – Note 3 – Impairment and Restructuring Charges.”

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

Our transportation revenue reflects the portion of our total coal revenues attributable to the actual transportation costs incurred to transport our coal from our mines to our river terminals, our rail loading facilities and our customers. Our transportation revenue fluctuates based on a number of factors, including the volume of coal we transport, the method by which we transport our coal and the rates charged by the third-party transportation companies. Our transportation expenses are equal to and offset our transportation revenues.

We evaluate the price we receive for our coal on an average sales price per ton basis, net of transportation costs. Our average sales price per ton represents our coal sales revenue divided by total tons of coal sold. The following table provides operational data with respect to our coal production and purchases, coal sales volume and average sales price per ton for the periods indicated:

					% Change
					Three Months Ended June 30, 2012 vs.	Six Months Ended June 30, 2012 vs.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2011	2011
		(tons in thousands)
Tons of coal produced (clean)	1,730	2,001	3,621	3,952	(13.5%)	(8.4%)
(Increase) in inventory	(80)	(39)	(112)	(68)	n/a	n/a
Tons of coal purchased	149	135	220	276	10.4%	(20.3%)
Tons of coal sold	1,799	2,097	3,729	4,160	(14.2%)	(10.4%)
Tons sold under long-term contracts(1)	92.5%	96.8%	92.5%	94.9%	n/a	n/a
Average sales price per ton	$50.00	$45.57	$49.55	$45.50	9.7%	8.9%
Cost of transportation per ton	$5.45	$5.57	$5.83	$5.31	(2.2%)	9.8%
Average sales price per ton
(net of transportation costs)	$44.55	$40.00	$43.72	$40.19	11.4%	8.8%
Number of operating days	67.2	70.0	139.2	140.0	(4.0%)	(0.6%)

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.

Cost of Coal Sales

We evaluate, on a cost per ton sold basis, our cost of coal sales, which excludes the costs of purchased coal and transportation, all non-cash costs such as depreciation, depletion and amortization (“DD&A”), impairment and restructuring charges, and any indirect costs such as selling, general and administrative expenses (“SG&A”). Our cost of coal sales per ton sold represents our cost of coal sales divided by the tons of coal we produced and sold. Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, operating leases, repairs and maintenance and all other costs that are directly related to our mining operations. Our cost of coal sales does not take into account the effects of any of the cost pass through or cost adjustment provisions in our long-term coal sales contracts, as those provisions result in an adjustment to our coal sales price. The following table provides summary information for the periods indicated relating to our cost of coal sales per ton and tons of coal sold, excluding purchase coal:

					% Change
					Three Months Ended June 30, 2012 vs.	Six Months Ended June 30, 2012 vs.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2011	2011
		(tons in thousands)
Cost of coal sales per ton	$36.03	$34.44	$36.78	$33.52	4.6%	9.7%
Tons of coal sold, excluding purchase coal	1,650	1,962	3,509	3,884	(15.9%)	(9.7%)

Cost of Purchased Coal

We purchase coal from third parties to fulfill a portion of our obligations under our long-term coal sales contracts and, in certain cases, to meet customer specifications. In connection with our Illinois Basin operations, we had a long-term coal purchase contract with a third-party supplier that had favorable pricing terms relative to our production costs. Under this contract the third-party supplier was obligated to deliver and we were obligated to purchase 0.4 million tons of coal each year until the coal reserves covered by this contract were depleted. We have experienced supplier performance issues under this contract which have continued into 2012. The supplier has asserted that this contract is terminated by its terms, while we have taken a contrary position. We are actively pursuing resolution of this matter. We did not receive any tons from this supplier during either the second quarter or first half of 2012.

On March 2, 2012, we entered into another long-term coal purchase contract with a separate supplier for our Illinois Basin operations for delivery of 350,000 tons of coal in 2012 and 360,000 tons of coal in 2013. A majority of the tons purchased in both the second quarter and first half of 2012 were under this new contract as compared to purchases under the above-described lower priced contract in the second quarter and first half of 2011. This arrangement has allowed us to now operate under a greatly reduced production schedule for our wash plant at our Illinois Basin operations.

We evaluate our cost of purchased coal on a per ton basis. The following table provides summary information for the periods indicated for our cost of purchased coal per ton and tons of coal purchased:

					% Change
					Three Months Ended June 30, 2012 vs.	Six Months Ended June 30, 2012 vs.
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2011	2011
		(tons in thousands)
Cost of purchased coal per ton	$44.43	$35.47	$44.76	$35.92	25.3%	24.6%
Tons of coal purchased	149	135	220	276	10.4%	(20.3%)

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

Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and lenders, to assess:

•	our financial performance without regard to financing methods, capital structure or income taxes;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make cash distributions to our limited partners and general partner unitholders;

•	our compliance with certain credit facility financial covenants; and

•	our ability to fund capital expenditure projects from operating cash flow.

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

Sales Contracts

For the past three years over 90% of our annual coal sales were made under long-term coal sales contracts and we intend to continue to enter into long-term coal sales contracts for substantially all of our annual coal production. We define long-term coal sales contracts as coal sales contracts having initial terms of one year or more. We believe our long-term coal sales contracts reduce our exposure to fluctuations in the spot price for coal and provide us with a reliable and stable revenue base. Our long-term coal sales contracts also allow us to partially mitigate our exposure to rising costs to the extent those contracts have full or partial cost pass through and/or cost adjustment provisions.

For 2012, 2013, 2014 and 2015, we currently have long-term coal sales contracts for coal sales of 7.4 million tons, 6.6 million tons, 5.5 million tons and 4.1 million tons, respectively. These tonnages assume the successful renegotiation of some of our long-term coal sales contracts which contain provisions that provide for price reopeners. Two of our long-term coal sales contracts with the same customer provide for market-based adjustments to the initial contract price every three years. These two long-term coal sales contracts would terminate effective December 31, 2012 if we could not agree upon a market-based price with the customer by September 30, 2012. We have reached an agreement in principle for such market-based pricing of one of those contracts and expect to conclude in the third quarter of 2012 the negotiations for and agreement regarding such market-based pricing, for the other contract, and therefore expect that both of these contracts will be extended for a further three years with such agreed pricing. In addition, we have one long-term coal sales contract with another customer that will terminate effective December 31, 2013 if we cannot agree upon a market-based price with the customer by June 30, 2013. The coal tonnage which is involved for these three contracts is 1.0 million tons for 2013, 1.4 million tons for 2014 and 0.9 million tons for 2015.

The terms of our coal sales contracts result from competitive bidding and negotiation with customers. As a result, the terms of these contracts vary by customer. However, many of our long-term coal sales contracts have full or partial cost pass through and/or cost adjustment provisions. For 2012, 2013, 2014 and 2015, 64%, 73%, 61% and 48% of the coal, respectively, that we have committed to deliver under our current long-term coal sales contracts are subject to full or partial cost pass through and/or cost adjustment provisions. Cost pass through provisions increase or decrease our coal sales price for all or a specified percentage of changes in the costs for such items as fuel, explosives and/or labor. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices. While 64% of our coal sales contracts have full or partial cost pass through and/or cost adjustment provisions in 2012, when factoring in the partial nature of some of these provisions, approximately 50% of the change in diesel fuel pricing associated with our estimated diesel fuel usage is fully covered by cost pass through and/or cost adjustment provisions.

Some long-term coal sales contracts contain option provisions that give the customer the right to elect to purchase certain additional tons of coal during the contract term at the same price as the fixed tons provided for in the contract. We have outstanding option tons of 0.4 million for each of 2012 through 2014 and 0.7 million for 2015. If there are customer elections to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production at our mining complexes. As of August 1, 2012, no option tons have been elected and only 0.1 million option tons remain available for 2012 customer elections.

Factors That Impact Our Business

We have experienced a reduced demand for coal during the first half of 2012 in connection with the coal market generally experiencing a decrease in demand during that period. As a result, it was necessary to take steps to accommodate the changing supply profile of certain customers. In the first quarter of 2012, we completed an amendment with a significant customer of our Northern Appalachian operations to reduce the 2012 contract tonnage for that customer in exchange for a compensating increase in sales price, thereby preserving our economics under the contract. Subsequently, we have been experiencing increased demand due to the unusually warm weather. In fact, as a result of this increased demand, we have reached an agreement in principle with that same significant customer that increases the contract tonnage for the remainder of 2012 while still preserving the original economics under the contract.

We also remain focused on reviewing and modifying our operations to manage controllable costs and eliminate discretionary capital expenditures. As previously mentioned, during the first quarter of 2012 we reached an agreement for 2012 and 2013 to purchase coal on more favorable terms rather than supplying our own washed coal on certain Illinois Basin customer contracts, enabling us to idle one of our mines and a wash plant while shutting down the lab at our Illinois Basin operations. Subsequently, we resumed operating our wash plant on a limited production schedule to capture cost advantages obtained from mining lower ratio reserves that require the coal to be washed to meet contractual specifications. All of these steps are expected to result in cost savings in 2012 and improve margins.

As described above, in March of 2012, we received an unplanned contract termination notice from an Illinois Basin customer terminating our long-term coal sales contract with this customer based on allegations that our coal deliveries failed to conform to the quality specifications in the coal sales contract. The coal sales contract called for us to supply 800,000 tons of coal per year through 2015. We believe that this customer's action was taken in bad faith, motivated by the price increase that went into effect in 2012 under the customer’s coal sales contract as compared to the lower market pricing prevailing under the then coal market conditions. We are aggressively pursuing compensation for our damages through all appropriate legal measures.

We believe the other key factors that influence our business are: (i) demand for coal, (ii) demand for electricity, (iii) economic conditions, (iv) the quantity and quality of coal available from competitors, (v) competition for production of electricity from non-coal sources such as natural gas, (vi) domestic air emission standards and the ability of coal-fired power plants to meet these standards, (vii) legislative, regulatory and judicial developments, including delays, challenges to, and difficulties in acquiring, maintaining or renewing necessary permits or mineral or surface rights, (viii) market price fluctuations for sulfur dioxide emission allowances and (ix) our ability to meet governmental financial security requirements associated with mining and reclamation activities.

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our results of operations was impacted by impairment and restructuring charges resulting from the actions taken with respect to our Illinois Basin operations as described above under “Overview.” For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to Condensed Consolidated Financial Statements - Note 3 – Impairment and Restructuring Charges.”

Additionally, the comparability of our results of operations was impacted by the contract amendments with a significant customer of our Northern Appalachian operations that have resulted in reduced 2012 contract tonnage for that customer in exchange for a compensating increase in sales price which preserved our economics under the contract.

Summary

The following table presents certain of our historical consolidated financial data for the periods indicated and contains both GAAP and non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Statement of Operations Data:
Revenue:
Coal sales	$80,155	$83,870	$163,033	$167,174
Transportation revenue	9,811	11,667	21,746	22,109
Royalty and non-coal revenue	1,982	2,493	5,036	4,813

Total revenue	91,948	98,030	189,815	194,096
Costs and expenses:
Cost of coal sales (excluding depreciation, depletion and amortization, shown separately)	59,446	67,567	129,061	130,184
Cost of purchased coal	6,644	4,788	9,847	9,915
Cost of transportation	9,811	11,667	21,746	22,109
Depreciation, depletion and amortization	12,227	13,235	25,909	25,346
Selling, general and administrative expenses	3,529	3,378	7,574	7,344
Restructuring and impairment expenses	5,282	—	13,637	—
Gain on sale of oil and gas rights	(6,329)	—	(6,329)	—

Total costs and expenses	90,610	100,635	201,445	194,898
Income from operations	1,338	(2,605)	(11,630)	(802)
Interest income	5	4	6	5
Interest expense	(2,792)	(2,353)	(5,510)	(4,356)

Net income (loss)	(1,449)	(4,954)	(17,134)	(5,153)
Net income attributable to noncontrolling interest	(6)	(1,310)	(97)	(2,881)

Net loss attributable to Oxford Resource Partners, LP unitholders	$(1,455)	$(6,264)	$(17,231)	$(8,034)

Other Financial Data
Adjusted EBITDA	$14,597	$11,159	$25,630	$25,146

Distributable cash flow	$3,223	$(1,260)	$3,352	$4,219

Reconciliation to GAAP Measures

The following table presents a reconciliation of net loss attributable to our unitholders to adjusted EBITDA and distributable cash flow for each of the periods indicated:

Reconciliation of net loss attributable to Oxford Resource Partners, LP unitholders to adjusted EBITDA and distributable cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net loss attributable to Oxford Resource Partners, LP unitholders	$(1,455)	$(6,264)	$(17,231)	$(8,034)

PLUS:
Interest expense, net of interest income	2,788	2,349	5,504	4,351
Depreciation, depletion and amortization	12,227	13,235	25,909	25,346
Non-cash equity-based compensation expense	214	245	476	609
Non-cash loss on asset disposals	639	557	1,816	723
Change in fair value of future asset retirement obligations	424	1,290	805	2,648
Impairment and restructuring charges	5,282	—	13,637	—
Non-recurring costs	1,012	—	1,465	—

LESS:
Amortization of below-market coal sales contracts	205	253	422	497
Gain on sale of oil and gas rights	6,329	—	6,329	—

Adjusted EBITDA	14,597	11,159	25,630	25,146

LESS:
Cash interest expense, net of interest income	2,400	1,980	4,696	3,519
Estimated reserve replacement expenditures	882	1,497	1,724	2,828
Other maintenance capital expenditures	8,092	8,942	15,858	14,580

Distributable cash flow	$3,223	$(1,260)	$3,352	$4,219

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Overview. Net loss for the second quarter of 2012 was $1.5 million, or $0.07 per diluted limited partner unit, compared to a net loss for the second quarter of 2011 of $6.3 million, or $0.30 per diluted limited partner unit. Total revenue was $91.9 million for the second quarter of 2012, down 6.2% from $98.0 million for the second quarter of 2011, due primarily to the previously mentioned lost sales from the unplanned termination of an Illinois Basin coal sales contract and amendment with a significant customer of our Northern Appalachian operations which took effect in the first quarter of 2012, both of which continued to impact our sales volumes in the second quarter of 2012. Adjusted EBITDA was $14.6 million for the second quarter of 2012 as compared to $11.2 million for the second quarter of 2011, a 30.8% increase over the prior year. Distributable cash flow was $3.2 million for the second quarter of 2012, up $4.5 million from the second quarter of 2011.

Coal Production. Our tons of coal produced decreased 13.5% to 1.7 million tons for the second quarter of 2012 from 2.0 million tons for the second quarter of 2011. This decrease was attributable to reduced production from our Illinois Basin operations due to the previously referenced unplanned coal sales contract termination that led to the implementation of our restructuring plan.

Sales Volume. Our sales volume decreased 14.2% to 1.8 million tons for the second quarter of 2012 from 2.1 million tons for the second quarter of 2011. This decrease was primarily attributable to the previously referenced unplanned coal sales contract termination and amendment with a significant customer of our Northern Appalachian operations that reduced the contract tonnage for the first half of 2012.

Average Sales Price Per Ton (Net of Transportation Costs). Our average sales price per ton (net of transportation costs) increased 11.4% to $44.55 for the second quarter of 2012 from $40.00 for the second quarter of 2011. This $4.55 per ton increase was primarily the result of higher contracted sales prices realized from several of our largest customers during the second quarter of 2012 as compared to the second quarter of 2011. The increases in contracted sales prices were due to built in contract escalators and the expiration of several low-priced contracts that were either terminated or renewed at market prices.

Coal Sales Revenue. Coal sales revenue for the second quarter of 2012 decreased $3.7 million, or 4.4%, to $80.2 million from $83.9 million for the second quarter of 2011. This decrease was due to the previously referenced lower sales volume for the second quarter of 2012, partially offset by a higher average sales price per ton for the second quarter of 2012.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue was $2.0 million for the second quarter of 2012 compared to $2.5 million for the second quarter of 2011. This decrease resulted from lower contract services of $0.5 million and lower coal royalties of $0.5 million partially offset by higher revenue from the sale of limestone of $0.5 million. The decrease in contract services revenue pertained primarily to a related party contract that was terminated in the third quarter of 2011.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) decreased 12.0% to $59.4 million for the second quarter of 2012 from $67.6 million for the second quarter of 2011. This $8.2 million decrease resulted from a 13.5% reduction in coal produced attributable to the previously referenced unplanned coal sales contract termination and amendment with a significant customer of our Northern Appalachian operations. Cost of coal sales per ton increased 4.6% to $36.03 per ton for the second quarter of 2012 from $34.44 per ton for the second quarter of 2011. This $1.59 per ton increase resulted primarily from an increase in diesel fuel prices.

Cost of Purchased Coal. Cost of purchased coal increased to $6.6 million for the second quarter of 2012 from $4.8 million for the second quarter of 2011. We entered into a new coal purchase contract in March 2012 which provides for delivery of 350,000 tons of coal in 2012 and 360,000 tons of coal in 2013 to more reliably and profitably service our Illinois Basin customers. A majority of the tons purchased in the second quarter of 2012 were under this new contract. This new contract was the primary reason for both the higher volumes purchased which accounted for $0.5 million of the $1.8 million increase and the higher per ton costs of $8.96 quarter over quarter which accounted for the remaining $1.3 million increase.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the second quarter of 2012 was $12.2 million compared to $13.2 million for the second quarter of 2011, a decrease of $1.0 million. This was primarily attributable to assets reclassified as held for sale as those assets are no longer being depreciated.

Selling, General and Administrative Expenses (SG&A). SG&A expenses of $3.5 million for the second quarter of 2012 are comparable to $3.4 million for the second quarter of 2011.

Impairment and Restructuring Charges. Impairment and restructuring charges for the second quarter of 2012 were $5.3 million compared to zero for the second quarter of 2011. These impairment and restructuring charges resulted from the continued restructuring of our Illinois Basin operations following the previously referenced unplanned coal sales contract termination. These non-cash impairment charges of $4.4 million related to coal reserves, mine development assets and certain fixed assets such as major mining equipment, based on updates to our mine plans and continued assessment of market prices for our Impaired Assets. Restructuring charges of $0.9 million represent those expenses that do not provide future economic benefit and are directly related to the restructuring plan. These include professional and legal fees as well as transportation costs associated with transferring some of the idled equipment to our Northern Appalachian operations. We expect to incur additional costs estimated at approximately $0.4 million throughout the remainder of 2012 in completing the execution of the restructuring plan. As additional information becomes available regarding the significant assumptions used in our analysis, we may conclude it necessary to update our impairment analysis in future periods, which could result in additional impairment charges. For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to Condensed Consolidated Financial Statements - Note 3 – Impairment and Restructuring Charges.”

Gain on Sale of Oil and Gas Rights. In April we completed the sale of oil and gas mineral rights on approximately 1,250 acres of land for $6.3 million. In the transaction, we retained royalty rights equivalent to a 20% net revenue interest once the wells are producing. No value was assigned to the retained royalty rights. In addition, since no value was assigned to these oil and gas rights when we purchased the related coal reserves, the entire sale price was recorded as a gain on sale of oil and gas rights. There were no similar transactions in the second quarter of 2011.

Transportation Revenue and Expenses. Transportation revenue and expenses for the second quarter of 2012 decreased $1.9 million or 15.9% compared to the second quarter of 2011 due in equal parts to the reduction in tons sold and a shift in customer mix which allowed us to haul more of the coal a shorter distance. Transportation expenses per ton sold decreased 2.2% to $5.45 per ton for the second quarter of 2012 from $5.57 per ton for the second quarter of 2011 related to the shift in customer mix.

Interest Expense (Net of Interest Income). Interest expense (net of interest income) for the second quarter of 2012 was $2.8 million compared to $2.4 million for the second quarter of 2011, an increase of $0.4 million. This increase was due primarily to increased borrowings under our credit facility.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest represents net income attributable to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL Energy. For the second quarter of 2012 and 2011, the net income attributable to noncontrolling interest was zero and $1.3 million, respectively. This decrease in net income attributable to noncontrolling interest was primarily due to increased mining costs for Harrison Resources resulting from a higher strip ratio at the Harrison mine. We expect improved profitability for the remainder of 2012 due to an expected higher average sales price.

First Half Ended June 30, 2012 Compared to First Half Ended June 30, 2011

Overview. Net loss for the first half of 2012 was $17.2 million, or $0.82 per diluted limited partner unit, compared to a net loss for the first half of 2011 of $8.0 million, or $0.38 per diluted limited partner unit. Adjusted to exclude the gain on sale of oil and gas rights in Ohio of $6.3 million, or $0.31 per diluted limited partner unit, and the impairment and restructuring charges related to the Illinois Basin operations and nonrecurring costs of $15.1 million, or $0.73 per diluted limited partner unit, net loss for the first half of 2012 would have been $8.4 million, or $0.41 per diluted limited partner unit. Total revenue was $189.8 million for the first half of 2012, down 2.2% from $194.1 million for the first half of 2011. Adjusted EBITDA was $25.6 million for the first half of 2012 as compared to $25.1 million for the first half of 2011, a 1.9% increase over the prior year. Distributable cash flow was $3.4 million for the first half of 2012, down $0.9 million from the first half of 2011.

Coal Production. Our tons of coal produced decreased 8.4% to 3.6 million tons for the first half of 2012 from 4.0 million tons for the first half of 2011. This decrease was attributable to a 35.3% reduction in production from our Illinois Basin operations due to the previously referenced unplanned coal sales contract termination that led to the implementation of our restructuring plan.

Sales Volume. Our sales volume decreased 10.4% to 3.7 million tons for the first half of 2012 from 4.1 million tons for the first half of 2011. This decrease was primarily due to the previously referenced unplanned coal sales contract termination and amendment with a significant customer of our Northern Appalachian operations that reduced the contract tonnage for the first half of 2012 in exchange for a compensating increase in sales price for that customer.

Average Sales Price Per Ton (Net of Transportation Costs). Our average sales price per ton (net of transportation costs) increased 8.8% to $43.72 for the first half of 2012 from $40.19 for the first half of 2011. This $3.53 per ton increase was primarily the result of higher contracted sales prices realized from several of our largest customers during the second quarter of 2012 as compared to the second quarter of 2011. The increases in contracted sales prices were due to built in contract escalators and the expiration of several low priced contracts that were either terminated or renewed at market prices.

Coal Sales Revenue. For the first half of 2012, coal sales revenue decreased by $4.2 million to $163.0 million from $167.2 million, or 2.5%, compared to the first half of 2011. This decrease was primarily attributable to the previously referenced lower sales volume for the first half of 2012, partially offset by the increase of $3.53 in our average sales price per ton for the first half of 2012.

Royalty and Non-Coal Revenue. Our royalty and non-coal revenue was $5.0 million for the first half of 2012 compared to $4.8 million for the first half of 2011. This increase was due to the increase of $1.9 million in revenue from the sale of limestone partially offset by a decrease of $1.1 million in revenue from contract services and of $0.6 million in coal royalty revenue for the first half of 2012 compared to the first half of 2011. The decrease in contract services revenue pertained primarily to a related party contract that was terminated in the third quarter of 2011.

Cost of Coal Sales (Excluding DD&A). Cost of coal sales (excluding DD&A) decreased 0.9% to $129.1 million for the first half of 2012 from $130.2 million for the first half of 2011. This $1.1 million decrease resulted from a lower wages and benefits cost of $2.8 million, a lower repairs and supplies expense of $2.4 million, and lower other mining costs of $2.7 million attributable to reduced production from our Illinois Basin operations following the previously referenced unplanned coal sales contract termination, offset by increases in diesel fuel costs of $4.3 million and lease expense of $2.5 million. Cost of coal sales per ton increased by 9.7% to $36.78 per ton for the first half of 2012 from $33.52 per ton for the first half of 2011. This $3.26 per ton increase resulted from higher diesel fuel prices of $2.10 per ton, an increase in lease expense of $0.72 per ton and an increase in other mining costs of $0.44 per ton.

Cost of Purchased Coal. Cost of purchased coal decreased to $9.8 million for the first half of 2012 from $9.9 million for the first half of 2011. This decrease was attributable to a reduction in the volume of coal purchased of $2.0 million nearly offset by an increase in price of $1.9 million. The decreased volume was primarily attributable to a supplier’s non-performance under a coal purchase contract. See “Cost of Purchased Coal” section above for further details. Separately, we entered into a new coal purchase contract in March 2012 which provides for delivery of 350,000 tons of coal in 2012 and 360,000 tons of coal in 2013 to more reliably and profitably service our remaining Illinois Basin customers. This contract was the primary reason for the higher per ton purchase costs of $8.84 year over year.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first half of 2012 was $25.9 million compared to $25.3 million for the first half of 2011, an increase of $0.6 million. This increase was primarily attributable to higher amortization from an increase in ARO cost estimates associated with closed mines and higher depreciation for the first half of 2012 associated with the purchase of additional major mining equipment throughout 2011, offset by a slight decrease attributable to assets reclassified as held for sale in the first quarter of 2012 as those assets are no longer being depreciated.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the first half of 2012 were $7.6 million which is comparable to the $7.3 million of SG&A expenses for the first half of 2011.

Impairment and Restructuring Charges. Impairment and restructuring charges for the first half of 2012 were $13.6 million compared to zero for the first half of 2011. These impairment and restructuring charges resulted from the restructuring of our Illinois Basin operations following the previously referenced unplanned coal sales contract termination and our decision to substitute purchased coal for mined and/or washed coal under certain customer sales contracts. These impairment and restructuring charges included non-cash asset impairment charges related to coal reserves, mine development assets and charges associated with certain fixed assets such as major mining equipment, and restructuring charges representing those expenses directly related to the restructuring plan that do not provide future economic benefit. Restructuring charges include one-time employee termination costs, professional and legal fees, as well as transportation costs associated with transferring some of the idled equipment to our Northern Appalachian operations. We expect to incur additional costs estimated at approximately $0.4 million throughout the remainder of 2012 in completing the execution of the restructuring plan. As additional information becomes available regarding the significant assumptions used in our analysis, we may conclude it necessary to update our impairment analysis in future periods, which could result in additional impairment charges. For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to Condensed Consolidated Financial Statements - Note 3 – Impairment and Restructuring Charges.”

Gain on Sale of Oil and Gas Rights. In April we completed the sale of oil and gas mineral rights on approximately 1,250 acres of land for $6.3 million. In the transaction, we retained royalty rights equivalent to a 20% net revenue interest once the wells are producing. No value was assigned to the retained royalty rights. In addition, since no value was assigned to the oil and gas rights when we purchased the related coal reserves, the entire price was recorded as a gain on sale of oil and gas rights. There were no similar transactions in the first half of 2011.

Transportation Revenue and Expenses. Our transportation revenue and expenses for the first half of 2012 decreased $0.4 million or 1.6% compared to the first half of 2011, primarily due to the reduction in tons sold which was partially offset by increases resulting from a shift in customer mix and changes in hauling routes in response to the location of mines operating during the first half of 2012 compared to mines operating in the first half of 2011.

Interest Expense (Net of Interest Income). Interest expense, net of interest income, for the first half of 2012 was $5.5 million compared to $4.4 million for the first half of 2011, an increase of $1.1 million. This increase was due primarily to increased borrowings under our credit facility.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest represents net income attributable to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL Energy. For the first half of 2012 and 2011, the net income attributable to noncontrolling interest was zero and $2.9 million, respectively. This decrease was primarily due to increased mining costs resulting from a higher strip ratio at the Harrison mine. We expect improved profitability for the remainder of 2012 due to an expected higher average sales price.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in mining our reserves, as well as complying with applicable environmental laws and regulations. Please read “— Capital Expenditures” below for a further discussion on the impact of capital expenditures on liquidity.

Our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures and pay our quarterly distributions for the common unitholders substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control. To the extent our future operating cash flow or access to financing sources and the costs thereof are materially different than expected, our future liquidity may be adversely affected.

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay cash distributions to our unitholders. Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under our credit facility, and additionally in 2012 our expected future asset sales associated with our Illinois Basin restructuring. Accordingly, the principal indicators of our liquidity are our cash on hand and availability under our $175 million credit facility, which is described under “— Credit Facility” below, and our expected future asset sales proceeds in 2012.

In June of 2012, we amended the credit agreement for our $175 million credit facility. Under the amendment, the required leverage ratio remained at 3.25:1.00 after June 30, 2012, vacating the scheduled July 1, 2012 step down to 3.00:1.00. This amendment maintains in effect such leverage ratio until maturity of our credit agreement.

In April 2012, we sold oil and gas mineral rights on approximately 1,250 acres of land for $6.3 million. In the transaction, we retained royalty rights equivalent to a 20% net revenue interest once the wells produce. As of June 30, 2012, none of the wells were drilled and producing. The proceeds from this sale had been received by and are reflected in our available liquidity at June 30, 2012.

As of June 30, 2012, our available liquidity was $10.6 million, which consisted of $0.6 million in cash on hand and $10.0 million of borrowing availability under our $175 million credit facility. Our available liquidity as of June 30, 2011 was $31.9 million, which consisted of $1.2 million in cash on hand and $30.7 million of borrowing availability under our $175 million credit facility.

During the remainder of 2012, we expect to further enhance our liquidity through improved financial performance and through other activities which should provide an additional $15 to $19 million in liquidity. These other activities include $10 to $14 million in estimated proceeds from sales of excess Illinois Basin assets that are no longer needed in our operations, which we anticipate will be completed by the end of 2012, as well as $5 million in expected capital expenditure savings. The expected capital expenditure savings in 2012 have been reduced from $10 million to $5 million due to the revised Illinois Basin mine plans.

Distributions

For the first half of 2012, we generated $3.4 million in distributable cash flow toward our total distributions of $11.4 million. The remaining $8.0 million in distributions were funded from working capital, the $6.3 million sale of oil and gas rights and advances on our $175 million credit facility. We declared a cash distribution of $0.4375 per common unit for each of the first and second quarters of 2012, consistent with our previously announced expectation regarding continued payment of the minimum quarterly distribution to common unitholders. We also declared a reduced cash distribution of $0.10 per subordinated unit for each of the first and second quarters of 2012 as compared with $0.4375 per subordinated unit for quarters in previous years.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Six Months Ended June 30,
	2012	2011
	(in thousands, unaudited)
Net cash provided by (used in)
Operating activities	$15,505	$29,506
Investing activities	(14,863)	(22,627)
Financing activities	(3,057)	(6,553)

Net cash provided by operating activities was $15.5 million for the first half of 2012, a decrease of $14.0 million from net cash provided by operating activities of $29.5 million for the first half of 2011. This decrease was primarily attributable to a higher net loss and unfavorable working capital adjustments.

Net cash used in investing activities was $14.9 million for the first half of 2012, a decrease of $7.7 million from net cash used in investing activities of $22.6 million for the first half of 2011. This decrease was primarily attributable to leasing as opposed to purchasing of major mining equipment.

Net cash used in financing activities was $3.0 million for the first half of 2012 compared to $6.6 million for the first half of 2011. The decrease of $3.5 million was primarily attributable to lower distributions to limited partners holding subordinated units and lower distributions by Harrison Resources to noncontrolling interest.

Credit Facility

Our $175 million credit facility provides for a $60 million term loan and a $115 million revolving credit facility. As of June 30, 2012, we had borrowings of $145 million outstanding under our $175 million credit facility, consisting of $48.0 million on our term loan and borrowings of $97.0 million on our revolving credit facility. We also use our $175 million credit facility to collateralize letters of credit related to surety bonds securing our reclamation obligations. As of June 30, 2012, we had letters of credit outstanding in support of these surety bonds of $7.9 million.

The term loan and revolving credit facility mature in 2014 and 2013, respectively, and borrowings bear interest at a variable rate per annum equal to, at our option, LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit agreement that evidences our $175 million credit facility). Borrowings under our $175 million credit facility are secured by a first-priority lien on and security interest in substantially all of our assets. Our $175 million credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course dispositions of assets over predetermined levels or enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. Our $175 million credit facility also requires compliance with certain financial covenant ratios, including limiting our leverage ratio (the ratio of consolidated indebtedness to adjusted EBITDA) as described below, and limiting our interest coverage ratio (the ratio of adjusted EBITDA to consolidated interest expense) to no less than 4.0:1.0. In addition, we are not permitted under our $175 million credit facility to fund capital expenditures in any fiscal year in excess of certain predetermined amounts expressed as the permitted capital expenditures. In June of 2012, we amended the credit agreement for our $175 million credit facility. Under the amendment, the required leverage ratio remained at 3.25:1.00 after June 30, 2012, vacating the scheduled July 1, 2012 step down to 3.00:1.00. This amendment maintains in effect such leverage ratio until maturity of our credit agreement. The definitions of and methods used to determine the leverage ratio remain unchanged and are set forth in such credit agreement.

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

For 2012, we expect to incur between $32.0 million and $35.0 million in maintenance capital expenditures consisting of accrued reserve replacement expenditures and other maintenance capital expenditures. Due to the restructuring of our Illinois Basin operations, we are not currently accruing reserve replacement expenditures for production associated with those operations.

The following table reflects our maintenance capital expenditures by type for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands, unaudited)
Reserve replacement expenditures	$1,724	$2,828
Other maintenance capital expenditures
Major mining equipment	1,499	934
Components and tires	9,279	10,400
Mine development	1,519	1,440
Asset retirement obligations	3,561	1,806

Total other maintenance capital expenditures	15,858	14,580
Total maintenance capital expenditures	$17,582	$17,408

We have funded and expect to continue funding maintenance capital expenditures primarily from cash generated by our operations, borrowings under our $175 million credit facility, asset sales proceeds and operating leases.

For the first half of 2012, we had expansion capital expenditures of $0.5 million comprised primarily of major mining equipment as compared to expansion capital expenditures of $9.8 million for the first half of 2011 comprised of major mining equipment, a coal processing plant expansion and mine development assets. We have funded and expect to continue funding these expenditures with the proceeds of borrowings under our $175 million credit facility, issuance of debt and equity securities and/or other external sources of financing including asset sales proceeds.

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

As of June 30, 2012, we had outstanding $39.5 million in surety bonds and $14,000 in cash bonds to secure certain reclamation obligations. Additionally, as of June 30, 2012, we had outstanding letters of credit in support of these surety bonds of $7.9 million. Further, as of June 30, 2012, we had outstanding road bonds of $0.6 million and performance bonds securing sales contract performance of $2.7 million that required no letters of credit as security. Our management believes these bonds and letters of credit will expire without any claims or payments thereon and thus any subrogation or other rights with respect thereto will not have a material adverse effect on our financial position, liquidity or operations.

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

Once management determines there is sufficient evidence that the expenditure will result in a future economic benefit to us, the costs are capitalized as mine development assets. Capitalization of mine development costs continues until more than a de minimus amount of saleable coal is extracted from the mine. Amortization of these mine development assets is then initiated using the units-of-production method based upon the total estimated recoverable tonnage.

Advance Royalties

A substantial portion of our reserves are leased. Advance royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable through an offset or credit against royalties payable on future production. Amortization of leased coal interests is computed using the units-of-production method over the estimated recoverable tonnage.

Financial Instruments and Derivatives Financial Instruments

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

Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of undiscounted future cash flows of the asset to its respective carrying amount. If this comparison indicates the value of the asset will not be recovered, then the carrying value of the asset is reduced to its estimated fair value and an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. During the three and six months ended June 30, 2012, we recognized $4.4 million and $11.6 million in impairment charges related to the restructuring plan for our Illinois Basin operations. For additional information regarding these impairment losses, refer to “Part I. – Financial Information – Item 1. – Financial Information – Condensed Consolidated Financial Statements (Unaudited) – Notes to Condensed Consolidated Financial Statements - Note 3 – Impairment and Restructuring Charges” and “– Factors That Impact Our Business” above. There were no indicators of impairment present during the year ended December 31, 2011 and, accordingly, no impairment losses were recognized in the prior year.

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

When the liability is initially established, the offset is capitalized to the producing mine asset. Over time, the ARO liability is accreted to its present value, and the capitalized cost is amortized using the units-of-production method for the related mine. If the assumptions used to estimate the ARO liability do not materialize as expected or regulatory changes occur, reclamation costs or obligations to perform reclamation and mine closure activities could be materially different than currently estimated. As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions), the ARO liability and related asset are adjusted to reflect the updated estimates. If the change in the estimate causes a reduction of the asset retirement obligation that exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of amortization expense. We review our entire reclamation liability at least annually and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from revisions to cost estimates and any changes to our mining plans and the timing of the expected reclamation expenditures.

For the six months ended June 30, 2012, revisions in estimated cash flows increased the ARO liability by $3.3 million and were primarily related to $1.4 million of mine development at three new mines, which have now reached full operating capacity, and revisions of approximately $1.8 million as reclamation work progresses at recently closed mines. Adjustments to the ARO due to such revisions generally result in a corresponding adjustment to the related mine development asset for new mines and to amortization expense for closed mines.

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

Equity-Based Compensation

We account for equity-based compensation awards in accordance with applicable guidance, which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Equity-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense on a straight-line basis over the corresponding vesting period. Prior to our initial public offering, the fair value of our LTIP units was determined based on the sale price of our limited partner units in arm’s-length transactions. Subsequent to our initial public offering, the unit price fair value is determined based on the closing sales price of our units on the New York Stock Exchange on the grant date. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the heading “Long-Term Incentive Plan.”

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

New Accounting Standards Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in US GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of this guidance in 2012 did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income, which amends current comprehensive income guidance. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for public companies during interim and annual periods beginning after December, 15, 2011. The adoption of this guidance in 2012 did not have a material effect on our consolidated financial statements.

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

We believe that the price risks associated with our diesel fuel expense is significant. Taking into account our fixed price fuel purchase contracts, we estimate that a hypothetical increase of $0.30 per gallon of diesel fuel would have increased our fuel and hauling costs and reduced net income attributable to our unitholders by $1.6 million for the first half of 2012. If this hypothetical increase had occurred, we estimate that fuel cost pass through or cost adjustment provisions in our long-term coal sales contracts would have provided a corresponding increase in revenue and net income attributable to our unitholders in an amount equal to 50% of the amount referred to above for the first half of 2012.

Interest Rate Risks

We are exposed to interest rate risks as borrowings under our $175 million credit facility are at variable rates. On August 2, 2010, we entered into an interest rate swap agreement that had an original notional principal amount of $50 million and a maturity of January 31, 2013. The notional principal amount declines over the term of the interest rate swap agreement at a rate of $1.5 million each quarter which corresponds to our required principal payments. Under the interest rate swap agreement, we pay interest monthly at a fixed rate of 1.39% per annum and receive interest monthly at a variable rate equal to LIBOR (with a 1% floor) based on the notional principal amount. The interest rate swap agreement was effective August 9, 2010. The derivative liability is recorded in other current liabilities and decreased by approximately $38,000 in the second quarter of 2012 to $86,000.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of June 30, 2012. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2012 there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2012

OXFORD RESOURCE PARTNERS, LP

By: OXFORD RESOURCES GP, LLC, its general partner

By:	/s/ CHARLES C. UNGUREAN
Charles C. Ungurean
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JEFFREY M. GUTMAN
Jeffrey M. Gutman
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2	Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.3	Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4	Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

10.1D*	Fourth Amendment to Credit Agreement dated as of June 22, 2012

31.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011; (iii) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (iv) our Condensed Consolidated Statements of Partners’ Capital for the six months ended June 30, 2012 and 2011; and (v) the notes to our Condensed Consolidated Financial Statements. This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.