Form 10-K/A
period 2011-12-31
Oxford Resource Partners LP
filed 2013-02-08
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

2

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form 10-K of Oxford Resource Partners, LP for the year ended December 31, 2011 (the “Form 10-K”) is being filed by Oxford Resource Partners, LP (the “Company”) in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have (i) amended Part II, Item 9A (CONTROLS AND PROCEDURES) to disclose management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the section thereof titled “Management’s Annual Report on Internal Control Over Financial Reporting,” and in doing so we have set forth all of said Item 9A other than the “Report of Independent Registered Public Accounting Firm” that was originally filed with the Form 10-K and nonetheless remains a part thereof, and (ii) amended the certifications of our principal executive officer and principal financial officer delivered pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to include all required disclosure.  Except as described above, no other change has been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other Item or disclosure in the Form 10-K in any way.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

3

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

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm included in the Annual Report on Form 10-K filed on March 14, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           February 8, 2013

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

Signature	Title	Date

/s/ GEORGE E. MCCOWN	Chairman of the Board	February 5, 2013
George E. McCown

/s/ CHARLES C. UNGUREAN	Director, President and Chief	February 5, 2013
Charles C. Ungurean	Executive Officer (principal executive officer)

/s/ BRADLEY W. HARRIS	Senior Vice President, Chief Financial	February 5, 2013
Bradley W. Harris	Officer and Treasurer (principal financial officer)

/s/ DENISE M. MAKSIMOSKI	Senior Director of Accounting	February 5, 2013
Denise M. Maksimoski	(principal accounting officer)

/s/ BRIAN D. BARLOW	Director	February 5, 2013
Brian D. Barlow

/s/ MATTHEW P. CARBONE	Director	February 5, 2013
Matthew P. Carbone

/s/ PETER B. LILLY	Director	February 5, 2013
Peter B. Lilly

/s/ ROBERT J. MESSEY	Director	February 5, 2013
Robert J. Messey

/s/ GERALD A. TYWONIUK	Director	February 5, 2013
Gerald A. Tywoniuk

5

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1C^	Third Amendment to Credit Agreement dated as of December 28, 2011

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

10.3B^#	Employment Agreement between Oxford Resources GP, LLC and Jeffrey M. Gutman, which Employment Agreement was effective on March 14, 2012

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

10.4B^#	Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Employment Agreement was effective on March 14, 2012

i

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

10.5C^#	Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher, which Employment Agreement was effective on March 14, 2012

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

10.6B^#	Employment Agreement between Oxford Resources GP, LLC and Charles C. Ungurean, which Employment Agreement was effective on March 14, 2012

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

10.11A^#	Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use

10.11B^#	Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for use with Charles C. Ungurean, Thomas T. Ungurean, Jeffrey M. Gutman, Gregory J. Honish and Daniel M. Maher

10.12^#	Non-Employee Director Compensation Plan adopted on June 28, 2011 and effective on January 1, 2011

10.13^#	Form of Non-Employee Director Compensation Plan Award Agreement for Grant of Unrestricted Units

10.14#
Director Unitholder Agreement, dated December 1, 2009, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Gerald A. Tywoniuk (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.15
Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

ii

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

10.16K^†	Amendment No. 2011-5 to Coal Purchase and Sale Agreement, dated October 26, 2011

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

21.1^	List of Subsidiaries of Oxford Resource Partners, LP

23.1^	Consent of Grant Thornton LLP

23.2^	Consent of John T. Boyd Company

31.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to December 31, 2011 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

iii

31.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to December 31, 2011 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^
Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2011 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95^	Mine Safety Disclosure

101^
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

*	Filed herewith.
^	Filed with Annual Report on Form 10-K on March 14, 2012.
#	Compensatory plan or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

iv