Form 10-Q/A
period 2012-03-31
Oxford Resource Partners LP
filed 2013-02-08
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐No ☒

As of May 4, 2012, 10,423,919 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Oxford Resource Partners, LP for the quarter ended March 31, 2012 (the “Form 10-Q”) is being filed by Oxford Resource Partners, LP in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have amended the certifications of our principal executive officer and principal financial officer delivered pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to include all required disclosure.  Except as described above, no other change has been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other Item or disclosure in the Form 10-Q in any way.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including any exhibits to the Form 10-Q affected by subsequent events.

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

10.16L^†	Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012

31.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^
Certification of Jeffrey M. Gutman, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95^	Mine Safety Disclosures

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

*	Filed herewith.
^	Filed with Quarterly Report on Form 10-Q on May 9, 2012.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.