Form 10-Q/A
period 2012-09-30
Oxford Resource Partners LP
filed 2013-02-08
CIK 1412347

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Oxford Resource Partners, LP for the quarter ended September 30, 2012 (the “Form 10-Q”) is being filed by Oxford Resource Partners, LP in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have amended the certifications of our principal executive officer and principal financial officer delivered pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to include all required disclosure.  Except as described above, no other change has been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other Item or disclosure in the Form 10-Q in any way.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including any exhibits to the Form 10-Q affected by subsequent events.

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

10.4C^#	Amendment to Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Amendment was effective on August 15, 2012

10.16M^†	Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012

10.19^#	Employment Agreement between Oxford Resources GP, LLC and Bradley W. Harris, which Employment Agreement was effective on August 15, 2012

31.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for Amendment No. 1 to September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^
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

*	Filed herewith.
^	Filed with Quarterly Report on Form 10-Q on November 7, 2012.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
#	Compensatory plan or amendment.