Form 10-Q
period 2013-03-31
Oxford Resource Partners LP
filed 2013-05-15
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, 10,522,925 common units and 10,280,380 subordinated units were outstanding.  The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

i

PART I.  FINANCIAL INFORMATION

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	As of March 31, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,338	$3,977
Accounts receivable	29,790	19,792
Inventory	11,465	12,554
Advance royalties	4,880	4,461
Prepaid expenses and other assets	1,797	2,046
Assets held for sale	-	6,106
Total current assets	53,270	48,936

PROPERTY, PLANT AND EQUIPMENT, NET	158,806	158,483
ADVANCE ROYALTIES, LESS CURRENT PORTION	5,372	4,861
INTANGIBLE ASSETS, NET	1,378	1,442
OTHER LONG-TERM ASSETS	9,089	7,177
Total assets	$227,915	$220,899

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$27,502	$26,893
Current portion of long-term debt	152,467	102,970
Current portion of reclamation and mine closure costs	5,972	3,869
Accrued taxes other than income taxes	1,271	1,213
Accrued payroll and related expenses	1,657	1,629
Other liabilities	1,910	2,491
Total current liabilities	190,779	139,065

LONG-TERM DEBT	2,552	41,557
RECLAMATION AND MINE CLOSURE COSTS	25,484	25,144
OTHER LONG-TERM LIABILITIES	3,793	3,806
Total liabilities	222,608	209,572

COMMITMENTS AND CONTINGENCIES	-	-

PARTNERS’ CAPITAL
Limited partners (20,803,305 and 20,751,190 units outstanding as of March 31, 2013 and December 31, 2012, respectively)	3,434	9,593
General partner (423,494 units outstanding as of March 31, 2013 and December 31, 2012, respectively)	(2,141)	(2,010)
Total Oxford Resource Partners, LP capital	1,293	7,583
Noncontrolling interest	4,014	3,744
Total partners’ capital	5,307	11,327
Total liabilities and partners’ capital	$227,915	$220,899

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit and per unit data)

	For the Three Months Ended March 31,
	2013	2012
REVENUES:
Coal sales	$84,793	$94,813
Other revenue	3,933	3,054
Total revenues	88,726	97,867
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	67,422	79,946
Purchased coal	6,601	3,203
Total cost of coal sales (excluding depreciation, depletion and amortization)	74,023	83,149
Cost of other revenue	403	427
Depreciation, depletion and amortization	12,933	13,682
Selling, general and administrative expenses	4,164	4,045
Impairment and restructuring expenses	141	8,355
(Gain) loss on disposal of assets	418	1,177
Total costs and expenses	92,082	110,835
LOSS FROM OPERATIONS	(3,356)	(12,968)
Interest income	1	1
Interest expense	(2,922)	(2,718)
NET LOSS	(6,277)	(15,685)
Net income attributable to noncontrolling interest	(270)	(91)
Net loss attributable to Oxford Resource Partners, LP unitholders	(6,547)	(15,776)
Net loss allocated to general partner	(131)	(315)
Net loss allocated to limited partners	$(6,416)	$(15,461)

Net loss per limited partner unit:
Basic	$(0.31)	$(0.75)
Diluted	(0.31)	(0.75)

Weighted average number of limited partner units outstanding:
Basic	20,756,081	20,689,448
Diluted	20,756,081	20,689,448

Distributions paid per unit:
Limited partners:
Common	$-	$0.4375
Subordinated	-	0.4375
General partner	-	0.4375

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,277)	$(15,685)

Adjustments to reconcile net loss to net cash from operating activities:

Depreciation, depletion and amortization	12,933	13,682
Impairment and restructuring expenses	141	8,355
Interest rate swap and fuel contract adjustment to market	(12)	(161)
Amortization of deferred financing costs	648	452
Non-cash equity-based compensation expense	323	262
Accretion of reclamation and mine closure costs	508	381
Amortization of below-market coal sales contracts	(52)	(217)
Loss on disposal of assets	418	1,177
Changes in assets and liabilities:
Accounts receivable	(9,998)	(6,362)
Inventory	1,089	(846)
Advance royalties	(930)	199
Other assets	(1,387)	(578)
Accounts payable	542	2,302
Reclamation and mine closure costs	(1,650)	(1,552)
Deferred revenue	(1)	197
Other liabilities	(583)	(867)
Net cash from operating activities	(4,288)	739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,887)	(6,124)
Purchase of coal reserves and land	(14)	(51)
Mine development costs	(1,042)	(856)
Proceeds from sale of assets	26	1,478
Change in restricted cash	(926)	(1,983)
Net cash from investing activities	(4,843)	(7,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(1,508)	(2,489)
Advances on line of credit	12,000	17,000
Capital contributions from partners	-	3
Distributions to partners	-	(9,236)
Net cash from financing activities	10,492	5,278

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,361	(1,519)
CASH AND CASH EQUIVALENTS, beginning of period	3,977	3,032
CASH AND CASH EQUIVALENTS, end of period	$5,338	$1,513

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit data)

	Limited Partners								Non-	Total
	Common		Subordinated		Total		General Partner		controlling	Partners'
	Units	Capital	Units	Capital	Units	Capital	Units	Capital	Interest	Capital
Balance at December 31, 2011	10,399,744	$121,911	10,280,380	$(64,751)	20,680,124	$57,160	422,044	$(1,032)	$2,989	$59,117
Net (loss) income		(7,784)		(7,677)		(15,461)		(315)	91	(15,685)
Partner contributions							189	3		3
Partner distributions		(4,557)		(4,494)		(9,051)		(185)	-	(9,236)
Equity-based compensation		262				262				262
Issuance of units to LTIP participants	24,175	(147)			24,175	(147)				(147)
Balance at March 31, 2012	10,423,919	$109,685	10,280,380	$(76,922)	20,704,299	$32,763	422,233	$(1,529)	$3,080	$34,314

Balance at December 31, 2012	10,470,810	$93,930	10,280,380	$(84,337)	20,751,190	$9,593	423,494	$(2,010)	$3,744	$11,327
Net (loss) income		(3,245)		(3,171)		(6,416)		(131)	270	(6,277)
Partner contributions								-	-	-
Partner distributions		-		-		-		-	-	-
Equity-based compensation		323				323				323
Issuance of units to LTIP participants	52,115	(66)			52,115	(66)				(66)
Balance at March 31, 2013	10,522,925	$90,942	10,280,380	$(87,508)	20,803,305	$3,434	423,494	$(2,141)	$4,014	$5,307

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In our opinion, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods.  All such adjustments reflected in the condensed consolidated financial statements are considered to be of a normal recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

As of March 31, 2013, AIM Oxford’s, C&T Coal’s, and our GP’s ownership of the Partnership was 35.44%, 18.03%, and 2.00%, respectively.  The remaining 44.53% was held by the general public and participants in our Long-Term Incentive Plan (“LTIP”).   AIM Oxford and C&T Coal held 65.81% and 33.49%, respectively, of the ownership interests in our GP with the remaining ownership interests therein being a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary, and a 0.23% ownership interest held by Jeffrey M. Gutman, our former Senior Vice President, Chief Financial Officer and Treasurer.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Partnership and its consolidated subsidiaries.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 1:  ORGANIZATION AND PRESENTATION (continued)

We own a 51% interest in Harrison Resources and are therefore deemed to have control for purposes of US GAAP.  As a result, we consolidate all of Harrison Resources’ accounts with all material intercompany transactions and balances being eliminated in our condensed consolidated financial statements.  The 49% portion of Harrison Resources that we do not own is reflected as “noncontrolling interest” in our condensed consolidated balance sheets and statements of operations.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in the Annual Report.

Reclassifications

Certain prior-year amounts have been reclassified in our condensed consolidated balance sheet as of December 31, 2012.  Payments due on the term note of $6 million have been reclassified from “long-term debt” to “current portion of long-term debt.”

New Accounting Standards Issued

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends FASB ASC 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

The $115 million revolving credit line portion of our credit facility is scheduled to mature in July 2013. Management expects to refinance or restructure this facility prior to its maturity.  In the event management is unable to refinance or restructure our existing credit facility, we may not be able to meet our obligations as they become due without substantial disposition of assets outside of the ordinary course of business, issuance of equity, externally or internally forced revisions of our operations, or similar actions.  Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that we will be able to do so.  Such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
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

In the third quarter of 2012, we idled one additional mine and resumed production at a second mine for a limited period of time that allowed us to meet our coal supply commitments.  The wash plant continued to operate on a limited basis through most of the quarter and then was again idled.

In the fourth quarter of 2012 and the first quarter of 2013, production continued at two mines.  We continue to redeploy certain Illinois Basin equipment to our Northern Appalachia operations and are seeking to sell certain excess mining equipment related to these idled operations.

Impairment Expenses

As a result of the restructuring described above, we recorded asset impairment expenses of zero and $7.2 million in the first quarter 2013 and 2012, respectively.  These non-cash expenses related to coal reserves, mine development assets and certain mining equipment (the “Impaired Assets”).

In determining our impairment expenses, we utilized market prices for similar assets and discounted projected future cash flows to determine the fair value of the Impaired Assets.  Our discounted projected future cash flows are based on financial forecasts developed internally for planning purposes.  These projections incorporate certain assumptions, including future costs and sales trends, estimated costs to sell and our expected net realizable values for those Impaired Assets.  In accordance with applicable accounting guidance under US GAAP, those Impaired Assets that we plan to sell, and that are currently ready for sale and are no longer in production, were presented separately as current assets held for sale in our consolidated balance sheet as of December 31, 2012.  Such Impaired Assets were not depreciated or amortized during the last nine months of 2012 and first quarter 2013.  The Impaired Assets that do not meet the criteria to be classified as held for sale remain in property, plant and equipment.  Such Impaired Assets are recorded at carrying value, after taking into account the impairment.  Assets held for sale totaling $6.1 million that were not sold as of March 31, 2013 have been reclassified from assets held for sale to machinery and equipment.

Restructuring Expenses

Restructuring expenses represent expenses directly related to the restructuring that do not provide future economic benefit.  Restructuring expenses related to our Illinois Basin operations totaling $0.1 million and $1.2 million were recorded during the first quarter 2013 and 2012, respectively.  These expenses included termination costs for approximately 200 employees, professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations.  We expect to incur $1.5 million of additional costs during 2013 as we complete the restructuring.  The liabilities related to the restructuring are included in “other current liabilities” in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 4:  IMPAIRMENT AND RESTRUCTURING EXPENSES (continued)

Restructuring accrual activity, combined with a reconciliation to “impairment and restructuring expenses” as set forth in our condensed consolidated statements of operations, is summarized as follows:

	As of December 31, 2012	For the Three Months Ended March 31, 2013		As of March 31, 2013
	Liability	Expense	Payments	Liability

Severance and other termination costs	$405	$1	$(329)	$77
Professional and legal fees	18	21	(39)	-
Equipment relocation costs	20	119	(118)	21
Total restructuring expenses	$443	$141	$(486)	$98

The following table summarizes the total impairment and restructuring expenses expected to be incurred over the course of the restructuring:

Total Expected Expenses

Severance and other termination costs	$1,900
Professional and legal fees	1,016
Equipment relocation costs	888
Coal lease termination costs	687
Asset impairment (non-cash)	12,753
Total impairment and restructuring expenses	$17,244

NOTE 5:  INVENTORY

Inventory consisted of the following:

	As of March 31, 2013	As of December 31, 2012

Coal	$4,174	$5,609
Fuel	1,934	1,893
Spare parts and supplies	5,357	5,052
Total	$11,465	$12,554

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	As of March 31, 2013	As of December 31, 2012

Property, plant and equipment, gross
Land	$2,961	$2,947
Coal reserves	53,376	53,376
Mine development costs	51,140	46,176
Total property	107,477	102,499
Buildings and tipple	1,957	1,957
Machinery and equipment	200,678	195,321
Vehicles	4,539	4,488
Furniture and fixtures	1,584	1,518
Railroad sidings	160	160
Total property, plant and equipment, gross	316,395	305,943
Less: accumulated depreciation, depletion and amortization	(157,589)	(147,460)
Total property, plant and equipment, net	$158,806	$158,483

The amounts of depreciation expense related to owned and leased fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs and intangible assets for the respective periods are as follows:

	For the Three Months Ended March 31,
	2013	2012

Depreciation	$7,217	$9,666
Depletion	790	1,217
Amortization	4,905	2,738
Intangible asset amortization	21	61
	$12,933	$13,682

NOTE 7:  RECLAMATION AND MINE CLOSURE COSTS

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

As of March 31, 2013, our liability for reclamation and mine closure costs totaled $31.5 million, including amounts reported as current liabilities.  While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of March 31, 2013, the aggregate undiscounted cost of final reclamation and mine closure is approximately $37.2 million.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 7:  RECLAMATION AND MINE CLOSURE COSTS (continued)

Activity affecting the liability for reclamation and mine closure costs for the respective periods are as follows:

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
Beginning balance	$29,013	$21,789
Accretion expense	508	1,567
Payments	(1,974)	(8,966)
Revisions in estimated cash flows	3,909	14,623
Total reclamation and mine closure costs	31,456	29,013
Less current portion	(5,972)	(3,869)
Noncurrent liability	$25,484	$25,144

In the first quarter 2013, the revisions in discounted estimated cash flows resulted in a net increase in the reclamation and mine closure costs of $3.9 million.  Of this amount, $0.6 million was related to one new mine and $2.2 million was related to reclamation work in progress at recently closed mines.  The remaining $1.0 million relates to updated cost estimates for pond removal.

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

Adjustments to the liability for reclamation and mine closure costs due to such revisions generally result in a corresponding adjustment to the related mine development assets for active and new mines.

NOTE 8:  LONG-TERM DEBT

Credit Facility

In connection with our initial public offering in July 2010, we entered into an agreement (the “Credit Agreement”) for a $175 million credit facility that provides for a $60 million term loan and a $115 million revolving credit line. We are required to make quarterly principal payments of $1.5 million on the term loan until maturity in July 2014, when the remaining balance is to be paid. The $115 million revolving credit line matures in July 2013. Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the Base Rate plus the Applicable Margin (Base Rate and Applicable Margin are defined in the Credit Agreement).

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 8:  LONG-TERM DEBT (continued)

Credit Facility Maturity

As indicated above, the Partnership’s current revolving credit facility matures in July 2013.  Accordingly, as previously reported, the Partnership has been engaged in active negotiations addressing this upcoming maturity.  The Partnership has been working diligently on this for several months and expects to announce a comprehensive resolution within the next few weeks.

Financial Statement and Legal Considerations

Because a resolution of the upcoming revolving credit facility maturity has not yet been finalized and the Partnership is now in default of certain financial covenants, the borrowings under the credit facility are presented as a current liability in its March 31, 2013 consolidated financial statements.  The Partnership has obtained a forbearance agreement from the lenders under the credit facility pursuant to which the lenders have agreed to forbear from seeking any remedies for such defaults for a period of 30 days.

Total Borrowings

As of March 31, 2013 and December 31, 2012, we had $147.5 million and $137.0 million, respectively, of borrowings outstanding under our credit facility, and $10.9 million and $8.9 million, respectively, of letters of credit outstanding.  As of March 31, 2013, we had no available capacity for borrowings under our credit facility.

NOTE 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2012
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	$—	$(12)	$—

The interest rate swap agreement matured in first quarter 2013.

The following methods and assumptions were used to estimate the fair values of financial instruments for which the fair value option was not elected:

Cash and cash equivalents, accounts receivable and accounts payable:  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments.

Derivatives:  The fair value of derivatives is established using a discounted cash flow analysis using primarily inputs that can be observed within financial markets, such as LIBOR rates.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed rate debt	$7,519	$7,745	$7,527	$7,642
Variable rate debt	147,500	147,500	137,000	137,000

NOTE 10:  LONG-TERM INCENTIVE PLAN

Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units.  These units are subject to conditions and restrictions as determined by our Compensation Committee, including continued employment or service.  Historically, these units generally vested in equal annual increments over four years with accelerated vesting of the first increment in certain cases.  Beginning in 2012, some of the units granted to executive officers vest based on specified performance criteria.

We are authorized to distribute up to 2,056,075 units under the LTIP.  As of March 31, 2013, 1,127,769 units remain available for issuance in the future assuming that all grants issued and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the three months ended March 31, 2013 and 2012, we recognized equity-based compensation expense of $323 and $262, respectively.  These amounts are included in selling, general and administrative expenses.  As of March 31, 2013 and December 31, 2012, $3,155 and $1,843, respectively, of cost remained unamortized.  We expect to recognize these costs using the straight-line method over a remaining weighted average period of 1.4 years as of March 31, 2013.

The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2012	257,963	$11.67
Granted	375,222	4.36
Issued	(52,115)	10.61
Surrendered	(21,886)	13.59

Unvested balance at March 31, 2013	559,184	6.79

The value of LTIP units vested during the three months ended March 31, 2013 and 2012 was $851 and $496, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 11:  EARNINGS (LOSSES) PER UNIT

For purposes of our earnings (losses) per unit calculation, we have applied the two class method.  The classes are our limited partner units and our general partner units.  All outstanding units share pro rata in income allocations and distributions and our general partner has sole voting rights.

Limited Partner Units:  Basic earnings (losses) per unit are computed by dividing net income attributable to limited partners by the weighted average units outstanding during the reporting period.  Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit except that the weighted average units outstanding and net income attributable to limited partners are increased to include phantom units that have not yet vested and that will convert to limited partnership units upon vesting.  In periods of a loss, the phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

General Partner Units:  Basic earnings (losses) per unit are computed by dividing net income attributable to our GP by the weighted average units outstanding during the reporting period.  Diluted earnings (losses) per unit for our GP are computed similar to basic earnings (losses) per unit except that the net income attributable to the general partner units is adjusted for the dilutive impact of the phantom units.  In periods of a loss, the phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 11:  EARNINGS (LOSSES) PER UNIT (continued)

The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	For the Three Months Ended March 31,
	2013	2012

Limited partner units
Average units outstanding:
Basic	20,756,081	20,689,448
Effect of equity-based compensation	N/A	N/A
Diluted	20,756,081	20,689,448

Net loss allocated to limited partners
Basic	$(6,416)	$(15,461)
Diluted	(6,416)	(15,461)

Net loss per limited partner unit
Basic	$(0.31)	$(0.75)
Diluted	(0.31)	(0.75)

General partner units
Average units outstanding:
Basic	423,494	422,208
Diluted	423,494	422,208

Net loss allocated to general partner
Basic	$(131)	$(315)
Diluted	(131)	(315)

Net loss per general partner unit
Basic	$(0.31)	$(0.75)
Diluted	(0.31)	(0.75)

Anti-dilutive units (1) (2)	-	4,891

Distributions paid per unit:
Limited partners:
Common	$-	$0.4375
Subordinated	-	0.4375
General partner	-	0.4375
(1) Anti-dilutive units are not used in calculating diluted average units.
(2) Unvested LTIP units are not dilutive units for the three months ended March 31, 2013.

Under the Partnership’s partnership agreement, arrearage amounts resulting from suspension of the common units distribution accumulate, while those related to the subordinated units do not.  In the future if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders.  Any additional distribution amounts paid at that time are then paid to common unitholders until their previously unpaid accumulated arrearage amounts have been paid in full.  As of March 31, 2013, the total arrearage amount was $7.2 million.  In the first quarter 2013, due to continued weakness in the coal markets, we elected to suspend distributions related to the fourth quarter 2012 and going forward to further preserve liquidity.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 12:  COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices.  Many of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs.  Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us.  As of March 31, 2013, the remaining terms of our long-term contracts ranged from one to three years.

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

401(k) Plan

As of March 31, 2013, we had an obligation to pay our GP for the purpose of funding our GP’s commitment to our 401(k) plan in the amount of $1.9 million related to plan year 2012, which is expected to be paid by September 2013.

Surety and Performance Bonds

As of March 31, 2013, we had $35.9 million in surety bonds outstanding to secure certain reclamation obligations and $10.9 million of letters of credit outstanding in support of these bonds.  Additionally, we had road bonds totaling $0.6 million and performance bonds totaling $3.1 million outstanding to secure contractual performance.  We believe these bonds and letters of credit will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.

Legal

From time to time, we are involved in various legal proceedings arising in the ordinary course of business.  While the ultimate resolution of these proceedings cannot be predicted with certainty, we believe that these claims will not have a material adverse effect on our financial position, liquidity or operations.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 12:  COMMITMENTS AND CONTINGENCIES (continued)

Guarantees

Our GP and the Partnership guarantee certain obligations of our subsidiaries.  We believe that these guarantees will expire without any liability to the guarantors, and therefore will not have a material adverse effect on our financial position, liquidity or operations.

NOTE 13:  RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (“Services Agreement”) with our GP.  The Services Agreement is terminable by either party upon thirty days’ written notice.  Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf.  Our GP provides us with services such as general administrative and management, human resources, legal, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services.  Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll.  Reimbursable costs under the Services Agreement totaling $4,562 and $3,442 were included in accounts payable as of March 31, 2013 and December 31, 2012, respectively.

We provide goods and services to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Mr. C. Ungurean, Mr. T. Ungurean, and affiliates of AIM Oxford.  Contract services provided to Tunnell Hill were de minimis in the three months ended March 31, 2012 due to termination of the services contract as disclosed in Note 21 to the Annual Report.  We continue to sell clay and small quantities of coal to Tunnell Hill, which were de minimis for the three months ended March 31, 2013 and 2012.  Accounts receivable from Tunnell Hill were de minimis as of March 31, 2013 and December 31, 2012, respectively.

From time to time for business purposes, we charter the use of an airplane from Zanesville Aviation located in Zanesville, Ohio.  C&T Coal owns an airplane that it leases to Zanesville Aviation and that Zanesville Aviation uses in providing chartering services to its customers including us.  During the first quarter of 2013 and 2012, we paid Zanesville Aviation an aggregate of $19 and $71, respectively.

NOTE 14:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	For the Three Months Ended March 31,
	2013	2012
Cash paid for:
Interest	$2,504	$2,333
Non-cash activities:
Purchase of coal reserves with debt	-	1,022
Reclamation and mine closure costs capitalized in mine development	3,910	3,589
Market value of common units vested in LTIP	218	419

NOTE 15:  SEGMENT INFORMATION

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

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 16:  SUBSEQUENT EVENTS

In May 2013, the Partnership secured a forbearance agreement with the lenders under its current credit facility under which the lenders have agreed to forbear from seeking remedies for the Partnership’s default of certain financial covenants for a period of 30 days. See Note 8.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K (our “Annual Report”) and filed with the U.S. Securities and Exchange Commission (the “SEC”).  This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance.  Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement Regarding Forward-Looking Statements.”

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

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

Credit Facility/Going Concern Considerations

The credit agreement related to our existing credit facility, which became effective in July 2010, provides for a credit facility consisting of a $115 million revolving credit line that matures in July 2013 and a $60 million term loan that matures in July 2014. As of March 31, 2013, we had borrowings of $147.5 million outstanding consisting of $104.0 million on our revolving credit line and $43.5 million on our term loan. We also had $10.9 million of letters of credit outstanding in support of surety bonds, which bonds are primarily issued for reclamation obligations.  We had no available capacity for additional borrowings under our credit facility as of March 31, 2013.

The scheduled maturity in July 2013 for the $115 million revolving credit line portion of our credit facility necessitates a refinancing or restructuring of our credit facility in the near term and prior to that maturity date.  In the event we are unable to refinance or restructure our credit facility, we may not be able to meet our obligations as they become due.  This uncertainty regarding the future of our credit facility has created substantial doubt about our ability to continue as a going concern.  Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that we will be able to do so.  Such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been engaged in active negotiations addressing the upcoming maturity of our revolving credit facility.  We have been working diligently for several months and expect to announce a comprehensive resolution within the next few weeks.

In addition to the upcoming maturity of our revolving credit facility, we are now in default of certain of our credit facility financial covenants.  Accordingly, all of the borrowings under our credit facility are presented as a current liability in our March 31, 2013 condensed consolidated financial statements.  We have obtained a forbearance agreement from the lenders under our credit facility pursuant to which the lenders have agreed to forbear from seeking remedies for such defaults for a period of 30 days.

Overview

We are a low-cost producer and marketer of high-value steam coal to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We focus on acquiring steam coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia.

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

We currently have 17 active surface mines and we manage these mines as eight mining complexes.  Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky.  During the three months ended March 31, 2013, we produced 1.5 million tons of coal and sold 1.7 million tons of coal including 0.2 million tons of purchased coal.

As previously disclosed in our public filings, in the first quarter of 2012 we received a termination notice from a customer related to an 0.8 million tons per year coal supply contract fulfilled from our Illinois Basin operations.  In response, we idled one Illinois Basin mine and the related wash plant, closed our Illinois Basin lab, reduced operations at two other mines, terminated a significant number of employees and substituted purchased coal for mined and washed coal on certain sales contracts.  As of March 31, 2013, production continued at two mines.  We have redeployed certain Illinois Basin equipment to our Northern Appalachia operations and are seeking to sell the remaining excess mining equipment related to these idled operations.

Based on current market conditions, we intend to idle all production activity in the Illinois Basin by the end of 2013.  We anticipate that the remaining restructuring related to our Illinois Basin operations will be completed by the end of 2013 and cost an additional $1.5 million.

Evaluating Our Results of Operations

We evaluate our results of operations based on several key measures:

•	our coal production, sales volume and sales prices, which drive our coal sales revenue;

•	our cost of coal sales including cost of purchased coal;

•	our net loss; and

•	our Adjusted EBITDA, a non-GAAP financial measure.

Coal Production, Sales Volume and Sales Prices

We evaluate our operations based on the volume of coal we produce, the volume of coal we sell, and the prices we receive for our coal.  The volume of coal we sell is a function of the productive capacity of our mining complexes, the amount of coal we purchase, changes in inventory levels, and market demand.  We sell substantially all of our coal under long-term coal sales contracts, and thus sales prices are dependent upon the terms of those contracts.  Please read “— Cost of Coal Sales” for more information regarding our purchased coal.

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

We evaluate the price we receive for our coal on a coal sales revenue per ton basis.  Our coal sales revenue per ton represents our coal sales revenue divided by total tons of coal sold.  The following table provides operational data including data with respect to our coal production and purchases, coal sold and coal sales revenue per ton for the periods indicated:

	Three Months Ended March 31,
	2013	2012	% Change
	(tons in thousands, unaudited)

Produced tons	1,536	1,859	(17.4%)
Purchased tons	137	71	93.0%
Tons of coal sold	1,673	1,930	(13.3%)

Tons sold under long-term contracts(1)	95.5%	92.5%	n/a

Coal sales revenue per ton	$50.68	$49.13	3.2%
Below-market sales contract amortization per ton	0.03	0.11	(72.7%)
Cash coal sales revenue per ton	50.65	49.02	3.3%
Cash cost of coal sales per ton	44.25	43.09	2.7%
Cash margin per ton	$6.40	$5.93	7.9%

Number of operating days	64.3	69.3	(7.2%)

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.

Cost of Coal Sales

We evaluate, on a cost per ton sold basis, our cost of coal sales, which excludes non-cash costs such as depreciation, depletion, and amortization (“DD&A”), loss on asset disposals, impairment and restructuring expenses, and indirect costs such as selling, general and administrative expenses.  Our cost of coal sales per ton represents our cost of coal sales divided by total tons of coal sold.  Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, equipment lease expense, repairs and maintenance, and other costs directly related to our mining operations.

We purchase coal from third parties to fulfill a portion of our obligations under our long-term coal sales contracts and, in certain cases, to meet customer coal quality specifications.  These costs are included in the cost of purchased coal amount within cost of coal sales.

In connection with our Illinois Basin operations, we had a long-term coal purchase contract with a third-party supplier that had favorable pricing terms relative to our production costs.  Under this contract, the third-party supplier was obligated to deliver and we were obligated to purchase 0.4 million tons of coal per year.  In 2011, the supplier asserted that the contract had terminated by its terms, which we disputed.  On February 12, 2013, we entered into a settlement agreement with the supplier and received a one-time payment of $2.1 million to settle the contract dispute.

In March 2012, we entered into another long-term coal purchase contract with a separate supplier for our Illinois Basin operations for delivery of 350,000 tons of coal in 2012 and 360,000 tons of coal in 2013.  A majority of the tons purchased for the year ended December 31, 2012 and the three months ended March 31, 2013 were under this new contract.

The following table provides summary information for the periods indicated relating to our cost of coal sales per ton, produced tons, purchased tons and tons of coal sold:

	Three Months Ended March 31,
	2013	2012	% Change
	(tons in thousands, unaudited)

Cost of coal sales per ton	$44.25	$43.09	2.7%

Produced tons	1,536	1,859	(17.4%)
Purchased tons	137	71	93.0%
Tons of coal sold	1,673	1,930	(13.3%)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management to gauge operating performance.  We define Adjusted EBITDA as net income or loss before deducting interest, income taxes, depreciation, depletion, amortization, impairment and restructuring expenses, loss on disposal of assets, below-market coal sales contract amortization, non-cash equity-based compensation expense, non-cash changes in mine reclamation obligations, and certain non-recurring items.  Although Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, we believe it is useful to management and others, such as investors and lenders, in evaluating our financial performance without regard to financing methods, capital structure or income taxes; our ability to generate cash sufficient to pay interest on our indebtedness, make distributions and fund capital expenditures; and our compliance with certain credit facility financial covenants.  Because not all companies calculate Adjusted EBITDA the same way, our calculation may not be comparable to similarly titled measures of other companies.

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

For a reconciliation of Net Loss to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Summary.”

Long-term Coal Supply Contracts

As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with substantially all of our customers.  These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices.  For the three months ended March 31, 2013, approximately 95.5% of our coal tons sold were sold under long-term supply contracts.  We sell the remainder of our coal through short-term contracts and on the spot market.  We have also entered into brokered transactions to purchase coal to meet our 2013 sales commitments.

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

As of March 31, 2013, substantially all of our projected sales for the balance of 2013 are committed and priced. For 2014, 2015 and 2016, we have committed tons under the terms of supply contracts for 5.2 million, 4.4 million and 2.5 million tons of coal, respectively, to be delivered to customers.  Some of these contracts, relating to 2.1 million, 4.2 million, and 2.5 million tons of coal in 2014, 2015 and 2016, respectively, have sales price adjustment provisions, subject to certain limitations, based on a variety of factors and indices.

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

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our results of operations was impacted by impairment and restructuring expenses resulting from the actions taken with respect to our Illinois Basin operations as described above under “Overview.”  For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to Condensed Consolidated Financial Statements - Note 4 – Impairment and Restructuring Expenses.”

Summary

The following table presents certain of our historical condensed consolidated financial data for the three months ended March 31, 2013 and 2012:

SELECTED FINANCIAL AND OPERATING DATA

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
STATEMENT OF OPERATIONS DATA:
REVENUE:
Coal sales	$84,793	$94,813
Other revenues	3,933	3,054
Total revenues	88,726	97,867
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	67,422	79,946
Purchased coal	6,601	3,203
Total cost of coal sales (excluding depreciation, depletion and amortization)	74,023	83,149
Cost of other revenue	403	427
Depreciation, depletion and amortization	12,933	13,682
Selling, general and administrative expenses	4,164	4,045
Impairment and restructuring expenses	141	8,355
Loss on disposal of assets	418	1,177
Total costs and expenses	92,082	110,835
LOSS FROM OPERATIONS:	(3,356)	(12,968)
Interest income	1	1
Interest expense	(2,922)	(2,718)
NET LOSS	(6,277)	(15,685)
Net income attributable to noncontrolling interest	(270)	(91)
Net loss attributable to Oxford Resource Partners, LP unitholders	$(6,547)	$(15,776)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

Reconciliation of net loss
to Adjusted EBITDA

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
Net loss	$(6,277)	$(15,685)
Adjustments:
Interest expense, net of interest income	2,921	2,717
Depreciation, depletion and amortization	12,933	13,682
Impairment and restructuring expenses	141	8,355
Loss on disposal of assets	418	1,177
Below-market coal sales contract amortization	(52)	(217)
Non-cash equity-based compensation expense	323	262
Non-cash changes in mine reclamation obligations	508	381
Non-recurring items	(1,890)	324
Adjusted EBITDA	$9,025	$10,996

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview

Net loss for the three months ended March 31, 2013 was $6.3 million compared to $15.7 million for the three months ended March 31, 2012.  Total revenue was $88.7 million for the three months ended March 31, 2013, a decrease of $9.2 million, or 9.3%, from $97.9 million for the three months ended March 31, 2012.  Adjusted EBITDA was $9.0 million for the three months ended March 31, 2013, a decrease of $2.0 million from $11.0 million for the three months ended March 31, 2012.  Cash margin per ton was $6.40 for the three months ended March 31, 2013, an increase of $0.47 per ton, or 7.9%, from $5.93 per ton for the three months ended March 31, 2012.

Coal Sales Revenue

Coal sales revenue was $84.8 million for the three months ended March 31, 2013, a decrease of $10.0 million, or 10.6%, from $94.8 million for the three months ended March 31, 2012.  The decrease was primarily attributable to a 13.3% reduction in sales tons with a value of $12.6 million that was a result of the lower sales volume from the Illinois Basin operations, partially offset by a $1.55 per ton increase in coal sales revenue, or a $2.6 million increase, for the three months ended March 31, 2013.

Other Revenue

Royalty income and other revenue, primarily limestone sales, was $3.9 million for the three months ended March 31, 2013, an increase of $0.8 million, or 28.8%, from $3.1 million for the three months ended March 31, 2012.  Limestone sales were $1.7 million for the three months ended March 31, 2013, a decrease of $0.5 million, or 22.7%, from $2.2 million for the three months ended March 31, 2012.  Royalty income decreased $0.6 million or 100% for the three months ended March 31, 2013 due to temporary production stoppage at an underground mine leased to a third party. These decreases were more than offset by a $2.1 million settlement payment from a former coal supplier supporting sales from our Illinois Basin operations made pursuant to a settlement agreement entered into on February 12, 2013.

Cost of Coal Sales (Excluding DD&A)

Cost of coal sales (excluding DD&A) was $74.0 million for the three months ended March 31, 2013, a decrease of $9.1 million, or 11.0%, from $83.1 million for the three months ended March 31, 2012.  The decrease was primarily attributable to a reduction of 0.3 million in tons sold, which corresponds to an $11.1 million decrease in cost of coal sales.  Cost of coal sales per ton was $44.25 for the three months ended March 31, 2013, an increase of $1.16, or 2.7%, per ton from $43.09 per ton for the three months ended March 31, 2012.  The $1.16 per ton increase corresponds to a $1.9 million increase in cost of coal sales, primarily attributable to a rise in cost of $3.8 million for purchased coal, partially offset by a decrease in diesel fuel cost of $1.8 million.  For the three months ended March 31, 2013, 137 thousand tons of coal were purchased at an average price of $48.08 per ton, which represent increases of 66 thousand tons and $2.92 per ton, compared to 71 thousand tons of coal purchased at an average price of $45.16 per ton for the three months ended March 31, 2012.  Diesel fuel expense decreased $4.4 million due to lower spot prices in 2013 resulting in $1.8 million in diesel fuel expense savings, complemented by $2.6 million in diesel fuel cost savings from producing 0.3 million fewer coal tons for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Transportation expense was $11.2 million for the three months ended March 31, 2013, a decrease of $0.7 million from $11.9 million for the three months ended March 31, 2012.  The reduction in tons shipped, which accounted for a $1.6 million decrease, was partially offset by a $0.53 per ton, or $0.9 million, increase in transportation costs.

Depreciation, Depletion and Amortization

DD&A expense was $12.9 million for the three months ended March 31, 2013, a decrease of $0.8 million, or 5.5%, from $13.7 million for the three months ended March 31, 2012.  Depreciation expense decreased $2.4 million, or 25.2%, to $7.2 million for the three months ended March 31, 2013, from $9.6 million for the three months ended March 31, 2012.  The $2.4 million decrease in depreciation expense was primarily attributable to the restructuring related to our Illinois Basin operations, partially offset by a $2.1 million increase in amortization expense for the three months ended March 31, 2013.  Amortization expense was $4.9 million for the three months ended March 31, 2013, a $2.1 million increase from $2.8 million for the three months ended March 31, 2012 due to reclamation work in progress at recently closed mines.

Depletion expense was $0.8 million for the three months ended March 31, 2013, a $0.4 million decrease from $1.2 million for the three months ended March 31, 2012, resulting from producing 0.3 million fewer tons of coal for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.2 million for the three months ended March 31, 2013, an increase of $0.2 million, or 2.9%, from $4.0 million for the three months ended March 31, 2012.  The increase was primarily attributable to higher insurance expenses.

Impairment and Restructuring Expenses

Impairment and restructuring expenses were $0.1 million for the three months ended March 31, 2013, a decrease of $8.3 million, or 98.3%, from $8.4 million for the three months ended March 31, 2012.  Such expenses consisted of severance costs, professional fees and equipment transportation costs associated with the restructuring relating to our Illinois Basin operations.

Loss on Disposal of Assets

The loss on disposal of assets of $0.4 million for the three months ended March 31, 2013 represents a decrease of $0.8 million from a loss of $1.2 million for the three months ended March 31, 2012.  The assets disposal activity for the three months ended March 31, 2013 and 2012 represents losses generated from the sale/disposal of equipment in the normal course of business.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the net income attributable to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL Energy.  Net income attributable to noncontrolling interest was $0.3 million for the three months ended March 31, 2013, an increase of $0.2 million from $0.1 million for the three months ended March 31, 2012.  This increase in net income attributable to noncontrolling interest was primarily due to an improved strip ratio at the Harrison mine.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in mining our coal, and acquiring reserves.  Our principal liquidity needs are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Liquidity has also been used in the past to pay cash distributions to our unitholders.  Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under the Credit Agreement.  Also, if we are able to effect any asset sales associated with our Illinois Basin restructuring at acceptable values, our liquidity will be enhanced by those amounts.

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

At March 31, 2013, our available liquidity was $5.3 million in cash with no available borrowing capacity on its credit facility. In February 2013, the Partnership enhanced liquidity with the receipt of a settlement of $2.1 million from a purchase coal supplier to settle a contract dispute.  The Partnership continues to pursue the sale of excess Illinois Basin equipment which had a net book value of $6.1 million at March 31, 2013.

Please read “— Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

The following table reflects cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)

Net cash from:
Operating activities	$(4,288)	$739
Investing activities	(4,843)	(7,536)
Financing activities	10,492	5,278
Total	$1,361	$(1,519)

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2013 compared to $0.7 million in cash flows provided by operating activities for the three months ended March 31, 2012, a decrease of $5.0 million.  The decrease was attributable to an $8.3 million decrease in impairment and restructuring expenses and $5.4 million in unfavorable changes in working capital, partially offset by a $9.4 million decrease in net loss for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. For the three months ended March 31, 2012, we recognized impairment and restructuring expense of $8.4 million due to the announced restructuring related to our Illinois Basis operations, compared to $0.1 million of impairment and restructuring expense for the three months ended March 31, 2013 due to our continuing restructuring related to our Illinois Basin operations.  The $5.4 million unfavorable change in working capital was primarily attributable to unfavorable changes of $3.6 million in accounts receivable, $1.1 million in advance royalties and $1.8 million in accounts payable, combined with a favorable change of $1.9 million in inventory.  The inventory change was primarily due to lower coal stockpile levels at March 31, 2013 compared to March 31, 2012.

Net cash used in investing activities was $4.8 million for the three months ended March 31, 2013, compared to $7.5 million for the three months ended March 31, 2012, a decrease of $2.7 million.  This decrease is primarily attributable to a $3.2 million decrease in the purchase of property and equipment, due to satisfying mining equipment requirements in Northern Appalachia with existing mining equipment transferred from our Illinois Basin operations.

Net cash provided by financing activities was $10.5 million for the three months ended March 31, 2013, up from $5.2 million for the three months ended March 31, 2012.  The increase of $5.3 million was primarily attributable to a $9.2 million reduction in distributions to partners compared to the three months ended March 31, 2012, offset by a $5.0 million reduction in advances on the line of credit.

Capital Expenditures

Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations.  We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the Credit Agreement, and proceeds from asset sales.

The following table summarizes our capital expenditures by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)

Coal reserves and land	$14	$51
Mine development	1,042	856
Equipment and components	2,887	6,124

Total	$3,943	$7,031

Credit Facility

The credit agreement related to our $175 million credit facility (the "Credit Agreement"), which became effective in July 2010, provides for a credit facility consisting of a $60 million term loan and a $115 million revolving line of credit.  As of March 31, 2013, we had borrowings of $147.5 million outstanding consisting of $43.5 million on our term loan and $104.0 million on our revolving line of credit.  We also had $10.9 million of letters of credit outstanding in support of surety bonds, which bonds were primarily issued for reclamation obligations.  We had no available capacity for borrowings under the Credit Agreement as of March 31, 2013.

Under the Credit Agreement we are required to make quarterly principal payments of $1.5 million on the $60 million term loan until the maturity in July 2014, when the remaining balance is to be paid.  The $115 million revolving credit line matures in July 2013.  Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate or the Base Rate plus the Applicable Margin (as defined in the Credit Agreement).  The Credit Agreement contains customary covenants, including restrictions on our ability to incur additional indebtedness, make certain investments, make distributions to our unitholders, make ordinary course dispositions of assets over predetermined levels, and enter into equipment leases, as well as enter into a merger or sale of all or substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries.  The Credit Agreement also requires compliance with certain financial covenants, including leverage and interest coverage ratios, as well as capping capital expenditures in any fiscal year to certain predetermined amounts.  Borrowings under the Credit Agreement are secured by a first-priority lien on and security interest in substantially all of our assets.

As discussed in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations —Credit Facility/Going Concern Considerations,” the uncertainty regarding the future of our credit facility has created substantial doubt about our ability to continue as a going concern.  Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that we will be able to do so.  Such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been engaged in active negotiations addressing the upcoming maturity of our revolving credit facility.  We have been working diligently for several months and expect to announce a comprehensive resolution within the next few weeks.

In addition to the upcoming maturity of our revolving credit facility, we are now in default of certain of our credit facility financial covenants.  Accordingly, all of the borrowings under our credit facility are presented as a current liability in our March 31, 2013 condensed consolidated financial statements.  We have obtained a forbearance agreement from the lenders under our credit facility pursuant to which the lenders have agreed to forbear from seeking remedies for such defaults for a period of 30 days.

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

As of March 31, 2013, we had $35.8 million of surety bonds outstanding and de minimis cash bonds to secure certain reclamation obligations.  Additionally, as of March 31, 2013, we had $10.9 million of letters of credit outstanding in support of these bonds.  Further, as of March 31, 2013, we had $0.6 million of road bonds and $3.1 million of performance bonds outstanding that required no security.  We believe these bonds and letters of credit will expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial position, liquidity or operations therefrom.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market price risk in the normal course of mining and selling coal.  We manage this risk through the use of long-term coal supply contracts, rather than through the use of derivative instruments.  Committed, but unpriced, sales are subject to future market price volatility.  As of March 31, 2013, 100% of our projected sales for the balance of 2013 are committed and priced.

We are also exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. As of March 31, 2013, we had such price protection with respect to approximately 72% of our expected diesel fuel purchases for the remainder of 2013. Additionally we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts for a change in the price per coal ton sold in the event of changes in diesel fuel pricing.

Item 4.  Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of March 31, 2013.  This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.  During the quarterly period ended March 31, 2013, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 15, 2013

OXFORD RESOURCE PARTNERS, LP

By: OXFORD RESOURCES GP, LLC, its general partner

By: /s/ CHARLES C. UNGUREAN
Charles C. Ungurean
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ BRADLEY W. HARRIS
Bradley W. Harris
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1
Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2
Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.3
Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4
Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

31.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (iv) our Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2013 and 2012; and (v) the notes to our Condensed Consolidated Financial Statements. This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*           Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).