Form 10-Q
period 2013-06-30
Oxford Resource Partners LP
filed 2013-08-06
CIK 1412347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, 10,536,971 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

PART I. FINANCIAL INFORMATION

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for unit data)

	As of June 30, 2013	As of December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,043	$3,977
Accounts receivable	26,941	19,792
Inventory	11,849	12,554
Advance royalties	3,453	4,461
Prepaid expenses and other assets	7,015	2,046
Assets held for sale	-	6,106
Total current assets	55,301	48,936

PROPERTY, PLANT AND EQUIPMENT, NET	155,628	158,483
ADVANCE ROYALTIES, LESS CURRENT PORTION	6,976	4,861
INTANGIBLE ASSETS, NET	1,315	1,442
OTHER LONG-TERM ASSETS	29,060	7,177
Total assets	$248,280	$220,899

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$24,891	$26,893
Current portion of long-term debt	11,688	102,970
Current portion of reclamation and mine closure costs	6,292	3,869
Accrued taxes other than income taxes	1,278	1,213
Accrued payroll and related expenses	1,941	1,629
Other liabilities	1,625	2,491
Total current liabilities	47,715	139,065

LONG-TERM DEBT	156,292	41,557
RECLAMATION AND MINE CLOSURE COSTS	28,870	25,144
WARRANTS	10,028	-
OTHER LONG-TERM LIABILITIES	3,782	3,806
Total liabilities	246,687	209,572

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners (20,817,351 and 20,751,190 units outstanding as of June 30, 2013 and December 31, 2012, respectively)	(570)	9,593
General partner (423,494 units outstanding as of June 30, 2013 and December 31, 2012)	(2,231)	(2,010)
Total Oxford Resource Partners, LP (deficit) capital	(2,801)	7,583
Noncontrolling interest	4,394	3,744
Total partners’ capital	1,593	11,327
Total liabilities and partners’ capital	$248,280	$220,899

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for unit and per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Coal sales	$85,691	$89,966	$170,484	$184,779
Other revenue	2,434	1,982	6,367	5,036
Total revenues	88,125	91,948	176,851	189,815
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	66,556	68,259	133,984	148,205
Purchased coal	5,292	6,644	11,893	9,847
Total cost of coal sales (excluding depreciation, depletion and amortization)	71,848	74,903	145,877	158,052
Cost of other revenue	370	359	773	786
Depreciation, depletion and amortization	12,810	12,227	25,743	25,909
Selling, general and administrative expenses	5,847	3,529	10,005	7,574
Impairment and restructuring expenses	721	5,282	862	13,637
(Gain) loss on disposal of assets, net	(5,905)	(5,690)	(5,487)	(4,513)
Total costs and expenses	85,691	90,610	177,773	201,445
INCOME (LOSS) FROM OPERATIONS	2,434	1,338	(922)	(11,630)
INTEREST AND OTHER EXPENSES:
Interest income	1	5	2	6
Interest expense	(4,416)	(2,792)	(7,338)	(5,510)
Change in fair value of warrants	(2,149)	-	(2,149)	-
Total interest and other expenses	(6,564)	(2,787)	(9,485)	(5,504)
NET LOSS	(4,130)	(1,449)	(10,407)	(17,134)
Net income attributable to noncontrolling interest	(380)	(6)	(650)	(97)
Net loss attributable to Oxford Resource Partners, LP unitholders	(4,510)	(1,455)	(11,057)	(17,231)
Net loss allocated to general partner	(89)	(29)	(221)	(344)
Net loss allocated to limited partners	$(4,421)	$(1,426)	$(10,836)	$(16,887)

Net loss per limited partner unit:
Basic	$(0.21)	$(0.07)	$(0.52)	$(0.82)
Diluted	(0.21)	(0.07)	(0.52)	(0.82)

Weighted average number of limited partner units outstanding:
Basic	21,093,448	20,704,386	20,779,901	20,696,917
Diluted	21,093,448	20,704,386	20,779,901	20,696,917

Distributions paid per unit:
Limited partners:
Common	$-	$0.43750	$-	$0.87500
Subordinated	-	0.10000	-	0.53750
General partner	-	0.26875	-	0.70625

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,407)	$(17,134)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	25,743	25,909
Impairment and restructuring expenses	862	13,637
Change in fair value of warrants	2,149	–
Interest rate swap and fuel contract adjustment to market	(12)	69
Non-cash interest expense	347	–
Amortization and write-off of deferred financing costs	2,114	879
Non-cash equity-based compensation expense	739	476
Accretion of reclamation and mine closure costs	1,058	805
Amortization of below-market coal sales contracts	(60)	(422)
(Gain) loss on disposal of assets, net	(5,487)	(4,513)
Changes in assets and liabilities:
Accounts receivable	(7,149)	(3,766)
Inventory	705	(3,100)
Advance royalties	(1,981)	361
Other assets	(973)	(327)
Accounts payable	(2,002)	2,083
Reclamation and mine closure costs	(4,138)	(5,369)
Accrued taxes other than income taxes	65	(382)
Accrued payroll and related expenses	312	(1,070)
Other liabilities	(951)	(1,851)
Net cash from operating activities	934	6,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,694)	(9,993)
Purchase of coal reserves and land	(14)	(51)
Mine development costs	(1,940)	(1,672)
Proceeds from sale of assets	6,249	7,962
Insurance proceeds	14	–
Change in restricted cash	(6,537)	(1,889)
Net cash from investing activities	(7,922)	(5,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	150,000	–
Payments on borrowings	(45,009)	(4,039)
Advances on line of credit	28,888	31,000
Payments on line of credit	(104,000)	(14,000)
Debt issuance costs	(9,354)	(1,086)
Collateral for reclamation bonds	(11,471)	–
Capital contributions from partners	–	6
Distributions to partners	–	(14,938)
Net cash from financing activities	9,054	(3,057)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,066	(2,415)
CASH AND CASH EQUIVALENTS, beginning of period	3,977	3,032
CASH AND CASH EQUIVALENTS, end of period	$6,043	$617

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

(in thousands, except for unit data)

	Limited Partners
	Common		Subordinated		Total		General Partner		Non-	Total
	Units	Capital	Units	Deficit	Units	Capital (Deficit)	Units	Deficit	controlling Interest	Partners' Capital
Balance at December 31, 2011	10,399,744	$121,911	10,280,380	$(64,751)	20,680,124	$57,160	422,044	$(1,032)	$2,989	$59,117
Net (loss) income		(8,502)		(8,385)		(16,887)		(344)	97	(17,134)
Partner contributions							493	6		6
Partner distributions		(9,118)		(5,522)		(14,640)		(298)	-	(14,938)
Equity-based compensation		476				476				476
Issuance of units to LTIP participants	32,057	(147)			32,057	(147)				(147)
Balance at June 30, 2012	10,431,801	$104,620	10,280,380	$(78,658)	20,712,181	$25,962	422,537	$(1,668)	$3,086	$27,380

Balance at December 31, 2012	10,470,810	$93,930	10,280,380	$(84,337)	20,751,190	$9,593	423,494	$(2,010)	$3,744	$11,327
Net (loss) income		(5,482)		(5,354)		(10,836)		(221)	650	(10,407)
Partner contributions								-		-
Partner distributions		-		-		-		-	-	-
Equity-based compensation		739				739				739
Issuance of units to LTIP participants	66,161	(66)			66,161	(66)				(66)
Balance at June 30, 2013	10,536,971	$89,121	10,280,380	$(89,691)	20,817,351	$(570)	423,494	$(2,231)	$4,394	$1,593

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

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements (Unaudited)

●	“We,” “us,” “our,” or the “Partnership” means the business and operations of Oxford Resource Partners, LP, the parent entity, as well as its consolidated subsidiaries.

●	“ORLP” means Oxford Resource Partners, LP, individually as the parent entity, and not on a consolidated basis.

●	Our “GP” means Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP.

●	“Oxford” means our predecessor, Oxford Mining Company.

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

As of June 30, 2013, AIM Oxford’s, C&T Coal’s, and our GP’s ownership of the Partnership was 35.42%, 18.02%, and 1.99%, respectively. The remaining 44.57% was held by the general public and participants in our Long-Term Incentive Plan (“LTIP”). AIM Oxford and C&T Coal held 65.81% and 33.49%, respectively, of the ownership interests in our GP with the remaining ownership interests therein being a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary, and a 0.23% ownership interest held by Jeffrey M. Gutman, our former Senior Vice President, Chief Financial Officer and Treasurer.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Reclassifications

Payments due on our then outstanding term note of $6 million have been reclassified from “long-term debt” to “current portion of long-term debt” in our condensed consolidated balance sheet as of December 31, 2012.

NOTE 3: IMPAIRMENT AND RESTRUCTURING EXPENSES

In March 2012, we received a termination notice from a customer related to an 0.8 million ton per year coal supply contract fulfilled from our Illinois Basin operations. In response, we idled one Illinois Basin mine and the related wash plant, closed our Illinois Basin lab, reduced operations at two other mines, terminated a significant number of employees, and substituted purchased coal for mined coal on certain sales contracts.

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

In the fourth quarter of 2012 and the first half of 2013, production continued at two mines. We continue to redeploy certain Illinois Basin equipment to our Northern Appalachia operations and are seeking to sell certain excess mining equipment related to these idled operations.

Impairment Expenses

As a result of the restructuring described above, we recorded asset impairment expenses of $4.4 million and $11.6 million in the three and six months ended June 30, 2012, respectively. No such expenses were recorded in the three and six month periods ended June 30, 2013. These non-cash expenses related to coal reserves, mine development assets and certain mining equipment (the “Impaired Assets”).

In determining our impairment expenses, we utilized market prices for similar assets and discounted projected future cash flows to determine the fair value of the Impaired Assets. Our discounted projected future cash flows are based on financial forecasts developed internally for planning purposes. These projections incorporate certain assumptions, including future costs and sales trends, estimated costs to sell and our expected net realizable values for those Impaired Assets. In accordance with applicable accounting guidance under US GAAP, those Impaired Assets that we plan to sell, and that are currently ready for sale and are no longer in production, were presented separately as current assets held for sale in our consolidated balance sheet as of December 31, 2012. Such Impaired Assets are recorded at carrying value, after taking into account the impairment. The Impaired Assets were not depreciated or amortized during the last nine months of 2012 and first three months of 2013. Assets held for sale totaling $6.1 million that were not sold as of March 31, 2013 were reclassified from assets held for sale to machinery and equipment.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 3: IMPAIRMENT AND RESTRUCTURING EXPENSES (continued)

Restructuring Expenses

Restructuring expenses related to our Illinois Basin operations totaling $0.7 million and $0.9 million during the second quarter of 2013 and 2012, respectively, and $0.9 and $2.0 million during the six months ended June 30, 2013 and 2012, respectively, were recorded. These expenses included termination costs for approximately 200 employees in 2012, professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations. In addition, we terminated one coal lease and wrote off the related asset in the second quarter of 2013. We expect to incur $0.9 million of additional costs during 2013 as we complete the restructuring. The liabilities related to the restructuring are included in “other current liabilities” in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Restructuring accrual activity, combined with a reconciliation to “impairment and restructuring expenses” as set forth in our condensed consolidated statements of operations, is summarized as follows:

	As of December 31, 2012	For the Six Months Ended June 30, 2013		As of June 30, 2013
	Liability	Expense	Payments	Liability
Severance and other termination costs	$405	$3	$(408)	$–
Professional and legal fees	18	22	(39)	1
Equipment relocation costs	20	135	(155)	–
Coal lease termination costs	–	19	(4)	15
Subtotal	$443	179	$(606)	$16
Coal lease termination costs (non-cash)		683
Total restructuring expenses		$862

The following table summarizes the total impairment and restructuring expenses incurred to date and those expected to be incurred over the course of the restructuring:

	Expenses
	For the Six Months Ended June 30, 2013	Cumulative Incurred As of June 30, 2013	Total Expected Expenses
Severance and other termination costs	$3	$1,356	$1,902
Professional and legal fees	22	1,017	1,017
Equipment relocation costs	135	684	1,040
Coal lease termination costs	702	702	702
Asset impairment (non-cash)	–	12,753	12,753
Total impairment and restructuring expenses	$862	$16,512	$17,414

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 4: INVENTORY

Inventory consisted of the following:

	As of June 30, 2013	As of December 31, 2012

Coal	$4,782	$5,609
Fuel	1,842	1,893
Spare parts and supplies	5,225	5,052
Total	$11,849	$12,554

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	As of June 30, 2013	As of December 31, 2012

Property, plant and equipment, gross
Land	$2,961	$2,947
Coal reserves	52,839	53,376
Mine development costs	57,616	46,176
Total property	113,416	102,499
Buildings and tipple	1,957	1,957
Machinery and equipment	201,238	195,321
Vehicles	4,388	4,488
Furniture and fixtures	1,586	1,518
Railroad sidings	160	160
Total property, plant and equipment, gross	322,745	305,943
Less: accumulated depreciation, depletion and amortization	(167,117)	(147,460)
Total property, plant and equipment, net	$155,628	$158,483

The amounts of depreciation expense related to owned and leased fixed assets, depletion expense related to owned and leased coal reserves, and amortization expense related to mine development costs and intangible assets for the respective periods are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation	$8,307	$8,611	$15,524	$18,277
Depletion	908	1,492	1,698	2,709
Amortization	3,532	2,043	8,437	4,781
Intangible asset amortization	63	81	84	142
	$12,810	$12,227	$25,743	$25,909

In June 2013, we sold certain oil and gas rights for $6.1 million, which is recorded in “(gain) loss on disposal of assets, net” in our consolidated statement of operations. As part of that transaction, we retained royalty rights equivalent to 20% of net revenue once the wells are producing. As of June 30, 2013, none of the wells were producing on the properties for which we sold oil and gas rights in 2012 or 2013.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

As of June 30, 2013, our liability for reclamation and mine closure costs totaled $35.2 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with absolute certainty, we estimate that, as of June 30, 2013, the aggregate undiscounted cost of final reclamation and mine closure is approximately $44.0 million.

Activity affecting the liability for reclamation and mine closure costs for the respective periods are as follows:

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
Beginning balance	$29,013	$21,789
Accretion expense	1,058	1,567
Payments	(4,539)	(8,966)
Revisions in estimated cash flows	9,630	14,623
Total reclamation and mine closure costs	35,162	29,013
Less current portion	(6,292)	(3,869)
Noncurrent liability	$28,870	$25,144

In the first half of 2013, the revisions in discounted estimated cash flows resulted in a net increase in the reclamation and mine closure costs of $9.6 million. Of this amount, $3.7 million was related to four new mines and $3.4 million was related to reclamation work in progress at recently closed mines. The remaining $2.5 million relates to updated cost estimates for pond removal and final grading and earth work.

In 2012, the revisions in discounted estimated cash flows resulted in a net increase in the reclamation and mine closure costs of $14.6 million. Of this amount, $5.7 million was related to eight new mines, $3.6 million was related to reclamation work in progress at recently closed mines and $1.5 million was related to estimated closing costs and timing for two mines being closed earlier than anticipated, with the remainder due to revisions to estimates of the expected costs. The accelerated closures are a result of the restructuring plan for our Illinois Basin operations, which we began implementing in the first quarter of 2012 as further discussed in Note 3.

Adjustments to the liability for reclamation and mine closure costs due to such revisions generally result in a corresponding adjustment to the related mine development assets for active and new mines.

NOTE 7: LONG-TERM DEBT

Credit Facilities Generally

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. The credit facilities are (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement (the “First Lien Financing Agreement”) and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the second lien lenders) under a financing agreement (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 7: LONG-TERM DEBT (continued)

The first lien credit facility matures in September 2015 with an option to extend to June 2016, and the second lien credit facility matures in December 2015 with an option to extend to September 2016, if certain conditions are met. As of June 30, 2013, the blended cash interest rate for both credit facilities was 9.53%. The Financing Agreements contain customary financial and other covenants, and also preclude making unitholder distributions during the term of the credit facilities. Borrowings under the credit facilities are secured by substantially all of our assets. The net proceeds of the credit facilities were and are being used to retire our previous revolving credit and term loan credit facility, to cash collateralize certain existing letters of credit, to pay fees and expenses related to the credit facilities, and for general corporate purposes.

Warrants

In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. These warrants are free standing financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value at the end of each quarter with the change in fair value reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount will be amortized through interest expense over the life of the second lien credit facility using the effective interest method. From the date of issuance through June 30, 2013, the fair value of the warrants increased by $2.1 million to $10.0 million. See Note 8 for fair value disclosures.

First Lien Credit Facility

As of June 30, 2013, we had a term loan of $75 million outstanding under the first lien credit facility. We are obligated to make quarterly principal payments of $1.3 million commencing in June 2014, until repayment of the then outstanding balance at maturity. Borrowings on the term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 1.5%) plus 6.75% or the Reference Rate (as defined in the First Lien Financing Agreement) (floor of 3.00%) plus 6.25%. As of June 30, 2013, the first lien credit facility term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.

The first lien credit facility also includes a $25 million revolving credit facility under which $16.9 million was outstanding as of June 30, 2013. The revolver bears interest at the same rates as the term loan under the first lien credit facility. As of June 30, 2013, the balance outstanding on the revolver had a weighted average cash interest rate of 8.65%, consisting of either LIBOR of 1.5% plus 6.75% or the Reference Rate of 3.25% plus 6.25%.

Second Lien Credit Facility

A portion of the $75 million of principal associated with the term loan issued under the second lien credit facility was first allocated to the warrants in an amount equal to their fair value, or $7.9 million. The value allocated to the warrants was recorded as a debt discount, with the remaining $67.1 million allocated to the term loan. The debt discount will be amortized to interest expense over the life of the second lien credit facility using the effective interest method.  Amortization of the debt discount totaled $52 from the date of issuance through June 30, 2013.

We are obligated to make quarterly principal payments of $0.2 million commencing in June 2014, until repayment of the then outstanding balance at maturity. The term loan under the second lien credit facility bears cash interest at a variable rate per annum equal to, at our option, LIBOR (floor of 1.25%) plus 9.75% or the Reference Rate (as defined in the Second Lien Financing Agreement) (floor of 3.00%) plus 11.75%. As of June 30, 2013, the second lien credit facility term loan had a cash interest rate of 11.00% consisting of LIBOR of 1.25% plus 9.75%.

The second lien credit facility also provides for PIK Interest (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then-outstanding principal amount of the term loan as additional principal obligations. PIK Interest totaled $84 from the date of issuance through June 30, 2013.

As of June 30, 2013, the outstanding balance on the second lien term loan is $67.3 million. This amount represents the principal balance of $75.0 million, plus PIK Interest of $0.1 million, net of the unamortized debt discount of $7.8 million.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 7: LONG-TERM DEBT (continued)

Notes Payable

Notes payable represent installment purchase agreements to buy coal reserves with various terms. Since these notes have no stated interest rate, interest is imputed. Non-cash interest expense includes $0.2 million for accretion of imputed interest on these notes for the six months ended June 30, 2013.

Total Borrowings

	As of June 30, 2013	As of December 31, 2012
First lien debt:
Revolver	$16,888	$92,000
Term loan	75,000	45,000
Total first lien debt	91,888	137,000

Second lien debt:
Term loan, net of debt discount	67,257	–

Notes payable	8,835	7,527
Total debt	167,980	144,527
Less current portion	(11,688)	(102,970)
Long-term debt	$156,292	$41,557

As of December 31, 2012, we had $8.9 million of letters of credit outstanding under our previous credit facility. As of June 30, 2013, we had $11.5 million of borrowings outstanding under our credit facilities used to cash collateralize existing letters of credit securing reclamation bonds. These borrowings for cash collateral purposes will ultimately be replaced with letters of credit issued under our revolver. As of June 30, 2013, we had $8.0 million of borrowing capacity available on the revolver.

In June 2013, we sold certain oil and gas rights subsequent to closing our credit facilities. The Financing Agreements require mandatory prepayment of principal with proceeds from such events. As of June 30, 2013, “prepaid expenses and other assets” included $4.4 million of restricted cash related to this sale that was used to make the prepayment in July 2013.

Debt Maturities

Debt maturities are as follows:

During the years ending December 31:
2013	$9,745
2014	7,760
2015	150,475
Total debt	$167,980

Deferred Financing Costs

For the three months ended June 30, 2013, net deferred financing costs totaling $0.8 million related to our previous credit facility were written-off as interest expense and we capitalized $9.4 million of deferred financing costs related to our new credit facilities.  These costs, included in “other long-term assets,” represent fees paid to lenders and advisors and for legal services. Deferred financing costs are amortized to interest expense over the life of the related credit facility using the effective interest method.  Amortization of deferred financing costs totaled $0.7 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 included $0.4 million and $0.7 million, respectively, of fees paid to advisors and for legal services related to refinancing our credit facility, and $2.4 million of fees paid to lenders and advisors and for legal services related to the attempted refinancing of our previous credit facility, which were all incurred in the three months ended June 30, 2013.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2013
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Warrants	$—	$(10,028)	$—

	Fair Value Measurement as of December 31, 2012
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	$—	$(12)	$—

The interest rate swap agreement matured in the first quarter of 2013.

The warrants are fair valued at each balance sheet date using the Black-Scholes model. As of June 30, 2013, the fair value of each warrant is $2.66, based on the following assumptions: spot price of $2.67 per unit, strike price of $0.01 per unit, term of 5 years, volatility of 81%, and a five-year treasury rate of 1.4%.

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed rate debt	$8,835	$8,404	$7,527	$7,642
Variable rate debt	159,145	159,145	137,000	137,000

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

We are authorized to distribute up to 2,056,075 units under the LTIP. As of June 30, 2013, 1,113,723 units remain available for issuance in the future assuming that all grants issued and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the three months ended June 30, 2013 and 2012, we recognized equity-based compensation expense of $416 and $214, respectively. For the six months ended June 30, 2013 and 2012, we recognized equity-based compensation expense of $739 and $476, respectively. These amounts are included in selling, general and administrative expenses. As of June 30, 2013 and December 31, 2012, $2,777 and $1,843, respectively, of cost remained unamortized. We expect to recognize these costs using the straight-line method over a remaining weighted average period of 1.3 years as of June 30, 2013.

The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2012	257,963	$11.67
Granted	389,268	4.30
Issued	(66,161)	8.93
Surrendered	(21,886)	13.59

Unvested balance at June 30, 2013	559,184	6.79

The value of LTIP units vested during the three months ended June 30, 2013 and 2012 was $37 and $61, respectively. The value of LTIP units vested during the six months ended June 30, 2013 and 2012 was $888 and $557, respectively.

NOTE 10: EARNINGS (LOSSES) PER UNIT

For purposes of our earnings (losses) per unit calculation, we have applied the two class method. The classes are our limited partner units and our general partner units. All outstanding units share pro rata in income allocations and distributions and our general partner has sole voting rights.

Limited Partner Units: Basic earnings (losses) per unit are computed by dividing net income attributable to limited partners by the weighted average units outstanding during the reporting period. Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit except that the weighted average units outstanding and net income attributable to limited partners are increased to include outstanding warrants and phantom units that have not yet vested and that will convert to limited partnership units upon vesting. In periods of a loss, the warrants and phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

General Partner Units: Basic earnings (losses) per unit are computed by dividing net income attributable to our GP by the weighted average units outstanding during the reporting period. Diluted earnings (losses) per unit for our GP are computed similar to basic earnings (losses) per unit except that the net income attributable to the general partner units is adjusted for the dilutive impact of the warrants and phantom units. In periods of a loss, the warrants and phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 10: EARNINGS (LOSSES) PER UNIT (continued)

The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Limited partner units
Average units outstanding:
Basic	21,093,488	20,704,386	20,779,901	20,696,917
Effect of equity-based compensation	N/A	N/A	N/A	N/A
Diluted	21,093,488	20,704,386	20,779,901	20,696,917

Net loss allocated to limited partners
Basic	$(4,421)	$(1,426)	$(10,836)	$(16,886)
Diluted	(4,421)	(1,426)	(10,836)	(16,886)

Net loss per limited partner unit
Basic	$(0.21)	$(0.07)	$(0.52)	$(0.82)
Diluted	(0.21)	(0.07)	(0.52)	(0.82)

General partner units
Average units outstanding:
Basic	423,512	422,497	423,494	422,352
Diluted	423,512	422,497	423,494	422,352

Net loss allocated to general partner
Basic	$(89)	$(29)	$(221)	$(345)
Diluted	(89)	(29)	(221)	(345)

Net loss per general partner unit
Basic	$(0.21)	$(0.07)	$(0.52)	$(0.82)
Diluted	(0.21)	(0.07)	(0.52)	(0.82)

Anti-dilutive units (1) (2)	3,756,892	–	3,758,460	–

Distributions paid per unit:
Limited partners:
Common	$–	$0.43750	$–	$0.87500
Subordinated	–	0.10000	–	0.53750
General partner	–	0.26875	–	0.70625

(1) Anti-dilutive units are not used in calculating diluted average units due to the net operating loss in the period.

(2) Unvested LTIP units are not dilutive units for the three and six month periods ended June 30, 2013 and 2012.

Under the Partnership’s partnership agreement, arrearage amounts resulting from suspension of the common units distribution accumulate, while those related to the subordinated units do not. In the future if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders (including the holders of common unit warrants). Any additional distribution amounts paid at that time are then paid to common unitholders (including the holders of common unit warrants) until their previously unpaid accumulated arrearage amounts have been paid in full. As of June 30, 2013, the total arrearage amount was $14.1 million. In the first quarter 2013, due to continued weakness in the coal markets, we elected to suspend distributions related to the fourth quarter 2012 and going forward to further preserve liquidity. Distributions are also prohibited by our credit facilities as long as we have outstanding borrowings thereunder.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of June 30, 2013, the remaining terms of our long-term contracts ranged from one to two years.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

 NOTE 11: COMMITMENTS AND CONTINGENCIES (continued)

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

401(k) Plan

As of June 30, 2013, we had an obligation to pay our GP for the purpose of funding our GP’s commitment to our 401(k) plan in the amount of $1.9 million related to plan year 2012, which is expected to be paid by September 2013.

Surety and Performance Bonds

As of June 30, 2013, we had $35.7 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash of $11.5 million. Such cash bonds are included in “other long-term assets” on our condensed consolidated balance sheet. We are currently working to replace the cash collateral with letters of credit. Additionally, we had road bonds totaling $0.6 million and performance bonds totaling $2.1 million outstanding to secure contractual performance. We believe these bonds and letters of credit will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(UNAUDITED)

(in thousands, except for unit and per unit data)

NOTE 12: RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (“Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, legal, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $5,044 and $3,442 were included in accounts payable as of June 30, 2013 and December 31, 2012, respectively.

We sell clay and small quantities of coal to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Mr. C. Ungurean, Mr. T. Ungurean, and affiliates of AIM Oxford. The amount of these sales was de minimis for the three and six month periods ended June 30, 2013 and 2012. Accounts receivable from Tunnell Hill were de minimis as of June 30, 2013 and December 31, 2012.

From time to time for business purposes, we charter the use of an airplane from Zanesville Aviation located in Zanesville, Ohio. C&T Coal owns an airplane that it leases to Zanesville Aviation and that Zanesville Aviation uses in providing chartering services to its customers including us. We incurred a de minimis amount of expense for charter services in the three months ended June 30, 2013 and $43 during the three months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we paid Zanesville Aviation an aggregate of $31 and $114, respectively.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	For the Six Months Ended June 30,
	2013	2012
Cash paid for:
Interest	$5,156	$4,691
Non-cash activities:
Coal reserves acquired with debt	0	344
Property and equipment acquired with debt	1,000	–
Reclamation and mine closure costs capitalized in mine development	9,554	4,728
Value of debt assigned to warrants	7,879	–
Market value of common units vested in LTIP	255	471

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K (our “Annual Report”) and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement About Forward-Looking Statements.”

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

●

our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control;

●	market demand for coal and energy, including changes in consumption patterns by utilities away from the use of coal;

●	availability of qualified workers;

●	future economic or capital market conditions;

●	weather conditions or catastrophic weather-related damage;

●	our production capabilities;

●	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

●	our plans and objectives for future operations and expansion or consolidation;

●	our relationships with, and other conditions affecting, our customers;

●	availability and costs of credit, surety bonds and letters of credit;

●	our liquidity, including our ability to adhere to financial covenants related to our borrowing arrangements;

●	availability and costs of key supplies or commodities, such as diesel fuel, steel, explosives and tires;

●	availability and costs of capital equipment;

●	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

●	timing of reductions or increases in customer coal inventories;

●	long-term coal supply arrangements;

●	reductions and/or deferrals of purchases by major customers;

●	risks in or related to coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

●	unexpected maintenance and equipment failure;

●	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

●	ability to obtain and maintain all necessary governmental permits and authorizations;

●	competition among coal and other energy producers in the United States and internationally;

●	railroad, barge, trucking and other transportation availability, performance and costs;

●	employee benefits costs and labor relations issues;

●	replacement of our reserves;

●	our assumptions concerning economically recoverable coal reserve estimates;

●	title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or inability to mine these properties;

●

future legislation and changes in regulations or governmental policies or changes in interpretations or enforcement thereof, including with respect to safety enhancements and environmental initiatives relating to global warming and climate change;

●

limitations in the cash distributions we receive from our majority-owned subsidiary, Harrison Resources, LLC ("Harrison Resources"), and the ability of Harrison Resources to acquire additional reserves on economical terms from CONSOL Energy in the future;

●	adequacy and sufficiency of our internal controls;

●

legal and administrative proceedings, settlements, investigations and claims, including those related to citations and orders issued by regulatory authorities, and the availability of related insurance coverage; and

●

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

Debt Refinancing

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. The credit facilities are (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement (the “First Lien Financing Agreement”) and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the second lien lenders) under a financing agreement (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).

In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. These warrants are free standing financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value at the end of each quarter with the change in fair value reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount will be amortized through interest expense over the life of the second lien credit facility using the effective interest method.

For additional information regarding the new credit facilities and warrants, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to the Condensed Consolidated Financial Statements - Note 7 – Long-Term Debt.”

Overview

We are a low-cost producer and marketer of high-value steam coal to United States utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We focus on acquiring steam coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Illinois, Indiana, Kentucky, Ohio, Pennsylvania and West Virginia.

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

We currently have 19 active surface mines and we manage these mines as eight mining complexes. Our operations also include two river terminals, strategically located in eastern Ohio and western Kentucky. During the three and six months ended June 30, 2013, we produced 1.6 and 3.1 million tons of coal, respectively, and sold 1.7 and 3.3 million tons of coal, respectively, including 0.1 and 0.2 million tons of purchased coal, respectively.

As previously disclosed in our public filings, in the first quarter of 2012 we received a termination notice from a customer related to a 0.8 million tons per year coal supply contract fulfilled from our Illinois Basin operations. In response, we idled one Illinois Basin mine and the related wash plant, closed our Illinois Basin lab, reduced operations at two other mines, terminated a significant number of employees and substituted purchased coal for mined and washed coal on certain sales contracts. As of June 30, 2013, production continued at two mines. We have redeployed certain Illinois Basin equipment to our Northern Appalachia operations and are seeking to sell certain remaining excess mining equipment related to these idled operations.

Based on current market conditions, we intend to idle all production activity in the Illinois Basin by the end of 2013. We anticipate that the remaining restructuring related to our Illinois Basin operations will be completed by the end of 2013 and cost an additional $0.9 million.

Evaluating Our Results of Operations

We evaluate our results of operations based on several key measures:

●	our coal production, sales volume and sales prices, which drive our coal sales revenue;

●	our cost of coal sales including cost of purchased coal;

●	our net loss; and

●	our Adjusted EBITDA, a non-GAAP financial measure.

We evaluate the revenue we receive for our coal and the cost we incur to extract coal on a per ton basis. Coal sales revenue per ton represents our coal sales revenue divided by total tons of coal sold. Cash cost of coal sales per ton represents our cost of coal sales divided by tons of coal sold. The following table provides operational data including data with respect to tons of coal produced, purchased, and sold, as well as coal sales revenue, cash cost of coal sales and cash margin on a per ton basis, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	% Change		2013	2012	% Change
	(tons in thousands, unaudited)				(tons in thousands, unaudited)

Produced tons	1,566	1,650	(5.1%	)	3,102	3,509	(11.6% )
Purchased tons	108	149	(27.5%	)	245	220	11.4%
Tons of coal sold	1,674	1,799	(6.9%	)	3,347	3,729	(10.2% )

Tons sold under long-term contracts	96.7%	92.5%	n/a		95.0%	93.6%	n/a

Coal sales revenue per ton	$51.21	$50.00	2.4%		$50.94	$49.55	2.8%
Amortization of below-market coal sales contracts per ton	0	(0.11)	(100.0%	)	(0.02)	(0.11)	(81.8% )
Cash coal sales revenue per ton	51.21	49.89	2.6%		50.92	49.44	3.0%
Cash cost of coal sales per ton	(42.93)	(41.63)	3.1%		(43.59)	(42.38)	2.9%
Cash margin per ton	$8.28	$8.26	(0.2%	)	$7.33	$7.06	3.8%

Number of operating days	64.0	66.3	(3.5%	)	128.3	135.6	(5.4% )

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

Cost of Coal Sales

We evaluate, on a cost per ton sold basis, our cost of coal sales, which excludes non-cash costs such as depreciation, depletion, and amortization (“DD&A”), gain or loss on asset disposals, impairment and restructuring expenses, and indirect costs such as selling, general and administrative expenses. Our cost of coal sales includes costs for labor, fuel, oil, explosives, royalties, equipment lease expense, repairs and maintenance, and other costs directly related to our mining operations.

We purchase coal from third parties to fulfill a portion of our obligations under our long-term coal sales contracts and, in certain cases, to meet customer coal quality specifications. These costs are included in the cost of purchased coal amount within cost of coal sales.

In connection with our Illinois Basin operations, we had a long-term coal purchase contract with a third-party supplier that had favorable pricing terms relative to our production costs. Under this contract, the third-party supplier was obligated to deliver and we were obligated to purchase 0.4 million tons of coal per year. In 2011, the supplier asserted that the contract had terminated by its terms, which we disputed. In February 2013, we entered into a settlement agreement with the supplier and received a one-time payment of $2.1 million to settle the matter.

In March 2012, we entered into another long-term coal purchase contract with a separate supplier for our Illinois Basin operations for delivery of 0.4 million tons of coal in each of 2012 and 2013. A majority of the tons purchased for the year ended December 31, 2012 and the six months ended June 30, 2013 were under this contract.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management to gauge operating performance. We define Adjusted EBITDA as net income or loss before deducting interest, income taxes, depreciation, depletion, amortization, change in fair value of warrants, impairment and restructuring expenses, gain or loss on disposal of assets, amortization of below-market coal sales contracts, non-cash equity-based compensation expense, non-cash changes in mine reclamation obligations, and certain non-recurring items. Although Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, we believe it is useful to management and others, such as investors and lenders, in evaluating our financial performance without regard to financing methods, capital structure or income taxes; our ability to generate cash sufficient to pay interest on our indebtedness, make distributions and fund capital expenditures; and our compliance with certain credit facility financial covenants. Because not all companies calculate Adjusted EBITDA the same way, our calculation may not be comparable to similarly titled measures of other companies.

For a reconciliation of Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Summary.”

Long-term Coal Supply Contracts

As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with substantially all of our customers. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices. For the six months ended June 30, 2013, approximately 95.0% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market. We have also entered into brokered transactions to purchase coal to meet our 2013 sales commitments.

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

As of June 30, 2013, 99% of our projected sales for the balance of 2013 were committed and priced. For 2014, 2015 and 2016, we have committed tons under the terms of supply contracts for 5.3 million, 4.5 million and 2.5 million tons of coal, respectively, to be delivered to customers. Contracts relating to 2.1 million, 4.2 million, and 2.5 million tons of coal in 2014, 2015 and 2016, respectively, have sales price adjustment provisions, subject to certain limitations, based on a variety of factors and indices.

Factors That Impact Our Business

Our results of operations in the near term could be impacted by a number of factors, including (1) adverse weather conditions and natural disasters, (2) poor mining conditions resulting from geological conditions or the effects of prior mining, (3) equipment problems, (4) the availability of qualified workers, (5) the availability of transportation for coal shipments and/or (6) the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives.

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

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our results of operations was impacted by impairment and restructuring expenses resulting from the actions taken with respect to our Illinois Basin operations as described above under “Overview.” For additional information regarding these impairment and restructuring charges, refer to “Part I. – Financial Information – Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes to the Condensed Consolidated Financial Statements - Note 3 – Impairment and Restructuring Expenses.”

Summary

The following table presents historical condensed consolidated financial data for the three and six months ended June 30, 2013 and 2012:

SELECTED FINANCIAL AND OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
STATEMENT OF OPERATIONS DATA:
REVENUE:
Coal sales	$85,691	$89,966	$170,484	$184,779
Other revenues	2,434	1,982	6,367	5,036
Total revenues	88,125	91,948	176,851	189,815
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	66,556	68,259	133,984	148,205
Purchased coal	5,292	6,644	11,893	9,847
Total cost of coal sales (excluding depreciation, depletion and amortization)	71,848	74,903	145,877	158,052
Cost of other revenue	370	359	773	786
Depreciation, depletion and amortization	12,810	12,227	25,743	25,909
Selling, general and administrative expenses	5,847	3,529	10,005	7,574
Impairment and restructuring expenses	721	5,282	862	13,637
(Gain) loss on disposal of assets, net	(5,905)	(5,690)	(5,487)	(4,513)
Total costs and expenses	85,691	90,610	177,773	201,445
INCOME (LOSS) FROM OPERATIONS:	2,434	1,338	(922)	(11,630)

INTEREST AND OTHER INCOME (EXPENSE)
Interest income	1	5	2	6
Interest expense	(4,416)	(2,792)	(7,338)	(5,510)
Change in fair value of warrants	(2,149)	–	(2,149)	–
NET LOSS	(4,130)	(1,449)	(10,407)	(17,134)
Net income attributable to noncontrolling interest	(380)	(6)	(650)	(97)

Net loss attributable to Oxford Resource Partners, LP unitholders	$(4,510)	$(1,455)	$(11,057)	$(17,231)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

Reconciliation of net loss to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net loss	$(4,130)	$(1,449)	$(10,407)	$(17,134)
Adjustments:
Interest expense, net of interest income	4,415	2,787	7,336	5,504
Depreciation, depletion and amortization	12,810	12,227	25,743	25,909
Change in fair value of warrants	2,149	–	2,149	–
Impairment and restructuring expenses	721	5,282	862	13,637
(Gain) loss on disposal of assets, net	(5,905)	(5,690)	(5,487)	(4,513)
Amortization of below-market coal sales contracts	(8)	(205)	(60)	(422)
Non-cash equity-based compensation expense	416	214	739	476
Non-cash changes in mine reclamation obligations	550	424	1,058	805
Non-recurring items
Debt refinancing expenses	2,849	–	3,059	–
Other	–	1,141	(2,100)	1,465
Adjusted EBITDA	$13,867	$14,731	$22,892	$25,727

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Overview

Net loss for the three months ended June 30, 2013 was $4.1 million, compared to $1.4 million for the three months ended June 30, 2012. The $2.7 million increase in net loss is attributed primarily to cost associated with refinancing of our credit facility, including $2.8 million in debt refinancing expenses, $2.1 million representing the change in fair value of warrants, and an $0.8 million write-off of deferred financing costs related to our previous credit facility. These amounts were offset by a decrease in impairment and restructuring expenses of $4.6 million. Total revenue was $88.1 million for the three months ended June 30, 2013, a decrease of $3.8 million, or 4.1%, from $91.9 million for the three months ended June 30, 2012. Adjusted EBITDA was $13.9 million for the three months ended June 30, 2013, a decrease of $0.8 million from $14.7 million for the three months ended June 30, 2012. Cash margin per ton was $8.28 for the three months ended June 30, 2013, an increase of $0.02 per ton, or 0.2%, from $8.26 per ton for the three months ended June 30, 2012.

Coal Sales Revenue

Coal sales revenue was $85.7 million for the three months ended June 30, 2013, a decrease of $4.3 million, or 4.8%, from $90.0 million for the three months ended June 30, 2012. The decrease was primarily attributable to a 5.6% reduction in tons sold with a value of $6.3 million that was a result of the lower sales volume from the Illinois Basin operations, partially offset by a $1.21 per ton, or an aggregate $2.0 million, increase in coal sales revenue for the three months ended June 30, 2013.

Other Revenue

Royalty income and other revenue, primarily from limestone sales, was $2.4 million for the three months ended June 30, 2013, an increase of $0.4 million, or 20.0%, from $2.0 million for the three months ended June 30, 2012. There was no royalty income for the three months ended June 30, 2013 due to a temporary cessation of production at an underground mine leased to a third party, as compared to royalty income of $0.4 million for the three months ended June 30, 2012. This decrease was more than offset by a one-time payment of $1.1 million for lost coal in connection with a third-party right-of-way access through a small portion of a mine complex. Additionally, limestone sales were $1.2 million for each of the three months ended June 30, 2013 and June 30, 2012.

Cost of Coal Sales (Excluding DD&A)

Cost of coal sales (excluding DD&A) was $71.8 million for the three months ended June 30, 2013, a decrease of $3.2 million, or 4.2%, from $75.0 million for the three months ended June 30, 2012. The decrease was primarily attributable to a 6.9% reduction in tons sold with a cost of $5.2 million, partially offset by an increase in cost to produce coal of $1.30 per ton, or an aggregate $2.1 million, for the three months ended June 30, 2013. Cost of coal sales per ton was $42.93 for the three months ended June 30, 2013, an increase of $1.30, or 5.6%, per ton from $41.63 per ton for the three months ended June 30, 2012. The $1.30 per ton increase is primarily attributable to a $1.8 million increase in transportation expense and $1.0 million increase in tire expense, partially offset by a decrease in diesel fuel expense of $0.7 million. Transportation expense for the three months ended June 30, 2013, increased $1.09 per ton sold, or $1.8 million, due to longer haul routes for coal delivery. Diesel fuel expense decreased $0.43 per ton sold due to lower spot prices in 2013 resulting in $0.7 million in diesel fuel expense savings for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Depreciation, Depletion and Amortization

DD&A expense was $12.8 million for the three months ended June 30, 2013, an increase of $0.6 million, or 4.9%, from $12.2 million for the three months ended June 30, 2012. The decrease in depreciation expense for the three months ended June 30, 2013, was primarily attributable to the restructuring related to our Illinois Basin operations. Depletion expense was $0.9 million for the three months ended June 30, 2013, a $0.6 million decrease from $1.5 million for the three months ended June 30, 2012, as a result of the production of 0.1 million fewer tons of coal for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Amortization expense increased $1.6 million, or 76.2%, to $3.7 million for the three months ended June 30, 2013, from $2.1 million for the three months ended June 30, 2012. The $1.6 million increase in amortization expense was primarily attributable to an increase in the cost of reclamation work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.8 million for the three months ended June 30, 2013, an increase of $2.3 million, or 65.7%, from $3.5 million for the three months ended June 30, 2012. The increase includes $2.8 million of fees, primarily for advisor and legal services, related to the refinancing of our credit facility.

Impairment and Restructuring Expenses

Impairment and restructuring expenses were $0.7 million for the three months ended June 30, 2013, a decrease of $4.6 million, or 86.8%, from $5.3 million for the three months ended June 30, 2012. Such expenses consisted of equipment transportation costs and coal lease termination costs associated with the restructuring relating to our Illinois Basin operations.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $5.9 million for the three months ended June 30, 2013 represents an increase of $0.2 million from a net gain of $5.7 million for the three months ended June 30, 2012. The asset disposals for the three months ended June 30, 2013 and 2012 related to sales of certain oil and gas rights resulting in net gains of $6.1 million and $6.3 million for the three months ended June 30, 2013 and 2012, respectively, offset by net losses generated from the disposal of equipment in the normal course of business of $0.2 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL Energy. Net income attributable to noncontrolling interest was $0.4 million for the three months ended June 30, 2013, an increase of $0.4 million from approximately breakeven for the three months ended June 30, 2012. This increase in net income attributable to noncontrolling interest was primarily due to lower costs associated with an improved strip ratio at the Harrison mine.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Overview

Net loss for the six months ended June 30, 2013 was $10.4 million, compared to $17.1 million for the six months ended June 30, 2012. The $6.7 million decrease in net loss is attributed to a decrease in impairment and restructuring expenses of $12.7 million, offset by the cost associated with refinancing of our credit facility, including $3.1 million in debt refinancing expense, $2.1 million representing the change in the fair value of warrants, and an $0.8 million write-off of deferred financing costs related to our previous credit facility. Total revenue was $176.9 million for the six months ended June 30, 2013, a decrease of $12.9 million, or 6.8%, from $189.8 million for the six months ended June 30, 2012. Adjusted EBITDA was $22.9 million for the six months ended June 30, 2013, a decrease of $2.8 million from $25.7 million for the six months ended June 30, 2012. Cash margin per ton was $7.33 for the six months ended June 30, 2013, an increase of $0.27 per ton, or 3.8%, from $7.06 per ton for the six months ended June 30, 2012.

Coal Sales Revenue

Coal sales revenue was $170.5 million for the six months ended June 30, 2013, a decrease of $14.2 million, or 7.7%, from $184.7 million for the six months ended June 30, 2012. The decrease was primarily attributable to a 10.8% reduction in sales tons with a value of $18.9 million that was a result of the lower sales volume from the Illinois Basin operations, partially offset by a $1.39 per ton, or an aggregate $4.7 million, increase in coal sales revenue for the six months ended June 30, 2013.

Other Revenue

Royalty income and other revenue, primarily from limestone sales, was $6.4 million for the six months ended June 30, 2013, an increase of $1.4 million, or 28.0%, from $5.0 million for the six months ended June 30, 2012. Non-coal revenue increased $2.9 million to $3.5 million for the six months ended June 30, 2013 from $0.6 million for the six months ended June 30, 2012, due primarily to a one-time payment of $1.1 million for lost coal in connection with a third-party right-of-way access through a small portion of a mine complex and a $2.1 million settlement payment from a former coal supplier supporting sales from our Illinois Basin operations made pursuant to a settlement agreement entered into in February 2013. The $2.9 million increase in non-coal revenue was offset by $1.0 million and $0.5 million decreases in royalty income and limestone sales, respectively. There was no royalty income for the six months ended June 30, 2013 due to a temporary cessation of production at an underground mine leased to a third party, as compared to royalty income of $1.0 million for the six months ended June 30, 2012. Limestone sales were $2.9 million for the six months ended June 30, 2013, a decrease of $0.5 million, or 14.7%, from $3.4 million for the six months ended June 30, 2012.

Cost of Coal Sales (Excluding DD&A)

Cost of coal sales (excluding DD&A) was $145.9 million for the six months ended June 30, 2013, a decrease of $12.3 million, or 7.8%, from $158.2 million for the six months ended June 30, 2012. The decrease was primarily attributable to a reduction of 0.4 million in tons sold, which corresponds to a $16.3 million decrease in cost of coal sales, partially offset by an increase in cost to produce coal of $1.21 per ton, or an aggregate $4.0 million, for the six months ended June 30, 2013. Cost of coal sales per ton was $43.59 for the six months ended June 30, 2013, an increase of $1.21, or 2.9%, per ton from $42.38 per ton for the six months ended June 30, 2012. The $1.21 per ton increase was primarily attributable to a $3.1 million increase in the cost of purchased coal and a $2.7 million increase in transportation expense, partially offset by a $2.5 million decrease in diesel fuel expense. For the six months ended June 30, 2013, 245,000 tons of coal were purchased at an average price of $48.54 per ton, which represent increases of 23,000 tons and $4.18 per ton compared to 222,000 tons of coal purchased at an average price of $44.36 per ton for the six months ended June 30, 2012. Transportation expense for the six months ended June 30, 2013 increased $0.79 per ton sold, or $2.7 million, due to longer haul routes for coal delivery. Diesel fuel expense decreased $0.75 per ton sold due to lower spot prices in 2013 resulting in $2.5 million in diesel fuel expense savings for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation, Depletion and Amortization

DD&A expense was $25.7 million for the six months ended June 30, 2013, a decrease of $0.2 million, or 0.8%, from $25.9 million for the six months ended June 30, 2012. Depreciation expense decreased $2.7 million, or 14.8%, to $15.5 million for the six months ended June 30, 2013, from $18.2 million for the six months ended June 30, 2012, which decrease was primarily attributable to the restructuring related to our Illinois Basin operations. Depletion expense was $1.7 million for the six months ended June 30, 2013, a $1.0 million decrease from $2.7 million for the six months ended June 30, 2012, which decrease was primarily attributable to producing 0.4 million fewer tons of coal for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These decreases in depreciation and depletion expense were mostly offset by a $3.5 million increase in amortization expense for the six months ended June 30, 2013. Amortization expense was $8.5 million for the six months ended June 30, 2013, a $3.5 million increase from $5.0 million for the six months ended June 30, 2012, primarily attributable to an increase in the cost of reclamation work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.0 million for the six months ended June 30, 2013, an increase of $2.4 million, or 31.6%, from $7.6 million for the six months ended June 30, 2012. The increase includes $3.1 million of fees, primarily for advisor and legal services, related to the refinancing of our credit facility.

Impairment and Restructuring Expenses

Impairment and restructuring expenses were $0.9 million for the six months ended June 30, 2013, a decrease of $12.7 million, or 93.4%, from $13.6 million for the six months ended June 30, 2012. Such expenses consisted of equipment transportation costs and coal lease termination costs associated with the restructuring relating to our Illinois Basin operations.

(Gain) Loss on Disposal of Assets, Net

The net gain on disposal of assets of $5.5 million for the six months ended June 30, 2013 represents an increase of $1.0 million from a net gain of $4.5 million for the six months ended June 30, 2012. The asset disposals for the six months ended June 30, 2013 and 2012 relate to sales of certain oil and gas rights resulting in net gains of $6.1 million and $6.3 million for the six months ended June 30, 2013 and 2012, respectively, offset by net losses generated from the disposal of equipment in the normal course of business of $0.6 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL Energy. Net income attributable to noncontrolling interest was $0.7 million for the six months ended June 30, 2013, an increase of $0.6 million from $0.1 million for the six months ended June 30, 2012. This increase in net income attributable to noncontrolling interest was primarily due to lower costs associated with an improved strip ratio at the Harrison mine.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Liquidity has also been used in the past to pay cash distributions to our unitholders. Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under the Financing Agreements. Also, if we are able to effect any asset sales associated with our Illinois Basin restructuring at acceptable values, our liquidity will be enhanced by those amounts.

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

At June 30, 2013, our available liquidity was $14.0 million, which consisted of $6.0 million in cash on hand and $8.0 million of borrowing availability under the Financing Agreements. For the six months ended June 30, 2013. we enhanced liquidity through the following:

●	the receipt of a settlement payment of $2.1 million from a purchase coal supplier to settle a contract dispute;

●	sales of certain oil and gas rights resulting in a $6.1 million increase in liquidity; and

●	the receipt of a one-time payment of $1.1 million for lost coal in connection with a third-party right-of-way access through a small portion of a mine complex.

Additionally, we continue to pursue the sale of excess Illinois Basin equipment which had a net book value of $3.9 million at June 30, 2013.

Please read “— Capital Expenditures” for a further discussion of the impact of capital expenditures on liquidity.

Cash Flows

Cash flows for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands, unaudited)

Net cash from:
Operating activities	$934	$6,285
Investing activities	(7,922)	(5,643)
Financing activities	9,054	(3,057)
Total	$2,066	$(2,415)

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2013 compared to $6.3 million in cash flows provided by operating activities for the six months ended June 30, 2012, a decrease of $5.4 million. We experienced a net loss for the six months ended June 30, 2013 of $10.4 million, a decrease of $6.7 million, or 39.2%, compared to a net loss of $17.1 million for the six months ended June 30, 2012. The decrease in the loss was primarily attributable to a $12.7 million decrease in impairment and restructuring expenses related to our Illinois Basin operations and a $1.0 million increase in the gain on sale of assets, offset by $2.8 million of expenses related to our debt refinancing, a $2.1 million change in fair value of warrants, and a $1.2 million increase in amortization and write-off of deferred financing costs. These differences, combined with $2.6 million in unfavorable changes in working capital, are the primary drivers of the decrease in cash provided by operating activities. The unfavorable change in working capital was primarily attributable to a $3.3 million increase in accounts receivable and $4.1 million in accounts payable, combined with a favorable change of $3.8 million in inventory. The inventory change was primarily due to lower coal stockpile levels at June 30, 2013 compared to June 30, 2012.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2013, compared to $5.6 million for the six months ended June 30, 2012, an increase of $2.3 million. The increase was attributed to a $4.6 million increase in restricted cash and a $1.8 million reduction in proceeds from the sale of assets, offset by a favorable change of $4.3 million in the purchase of property and equipment. The $4.6 million unfavorable change in restricted cash is primarily the result of a requirement in the Financing Agreements that the proceeds from the sale of certain assets be used to make prepayments on our credit facilities. The $4.3 million favorable change in the purchase of property and equipment, results from the ability to satisfy mining equipment requirements in Northern Appalachia with existing mining equipment transferred from our Illinois Basin operations.

Net cash provided by financing activities was $9.1 million for the six months ended June 30, 2013, up $12.2 million from net cash used by financing activities of $3.1 million for the six months ended June 30, 2012. The favorable change of $12.2 million was primarily attributable to a $8.6 million increase in borrowings net of payments and financing fees, combined with a $14.9 million reduction in distributions to partners, partially offset by $11.5 million of borrowings outstanding under the Financing Agreements used to temporarily cash collateralize existing letters of credit securing reclamation bonds.

 Capital Expenditures

Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the Financing Agreements, and proceeds from asset sales.

The following table summarizes our capital expenditures by type for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Coal reserves and land	$–	$–	$14	$51
Mine development	886	775	1,940	1,600
Property and equipment, including components	3,792	5,379	6,680	11,320

Total	$4,678	$6,154	$8,634	$12,971

Financing Agreements

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. The credit facilities are (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement (the “First Lien Financing Agreement”) and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the second lien lenders) under a financing agreement (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).

The first lien credit facility matures in September 2015, with an option to extend to June 2016, and the second lien credit facility matures in December 2015, with an option to extend to September 2016, if certain conditions are met. As of June 30, 2013, the blended cash interest rate for both credit facilities was 9.53%. The Financing Agreements contain customary financial and other covenants, and also preclude making unitholder distributions during the term of the credit facilities. Borrowings under the credit facilities are secured by substantially all of our assets. The net proceeds of the credit facilities were and are being used to retire our previous revolving credit and term loan credit facility, to cash collateralize certain existing letters of credit, to pay fees and expenses related to the credit facilities, and for general corporate purposes.

Warrants

In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. These warrants are free standing financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value at the end of each quarter with the change in fair value reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount will be amortized through interest expense over the life of the second lien credit facility using the effective interest method. From the date of issuance through June 30, 2013, the fair value of the warrants increased by $2.1 million to $10.0 million.

First Lien Credit Facility Borrowings

As of June 30, 2013, we had a term loan of $75 million outstanding under the first lien credit facility. We are obligated to make quarterly principal payments of $1.3 million commencing in June 2014, until repayment of the then outstanding balance at maturity. Borrowings on the term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 1.5%) plus 6.75% or the Reference Rate (as defined in the First Lien Financing Agreement) (floor of 3.00%) plus 6.25%. As of June 30, 2013, the first lien credit facility term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.

The first lien credit facility also includes a $25 million revolving credit facility under which $16.9 million was outstanding as of June 30, 2013. The revolver bears interest at the same rates as the term loan under the first lien credit facility. As of June 30, 2013, the balance outstanding on the revolver had a weighted average cash interest rate of 8.65%, consisting of either LIBOR of 1.5% plus 6.75% or the Reference Rate of 3.25% plus 6.25%.

Second Lien Credit Facility Borrowings

A portion of the principal of $75 million associated with the term loan issued under the second lien credit facility was first allocated to the warrants in an amount equal to their fair value, or $7.9 million. The value allocated to the warrants was recorded as a debt discount, with the remaining $67.1 million allocated to the term loan. This discount will be amortized to interest expense over the life of the second lien credit facility using the effective interest method.  Amortization of the debt discount totaled $52 from the date of issuance through June 30, 2013.

We are obligated to make quarterly principal payments of $0.2 million commencing in June 2014, until repayment of the then outstanding balance at maturity. The term loan under the second lien credit facility bears cash interest at a variable rate per annum equal to, at our option, LIBOR (floor of 1.25%) plus 9.75% or the Reference Rate (as defined in the Second Lien Financing Agreement) (floor of 3.00%) plus 11.75%. As of June 30, 2013, the second lien term loan had a cash interest rate of 11.00%, consisting of LIBOR of 1.25% plus 9.75%.

The second lien credit facility also provides for PIK Interest (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then-outstanding principal amount of the term loan as additional principal obligations. PIK Interest totaled $84 from the date of issuance through June 30, 2013.

As of June 30, 2013, the outstanding balance on the second lien credit facility term loan is $67.3 million. This amount represents the principal balance of $75.0 million, plus PIK Interest of $0.1 million, net of the unamortized debt discount of $7.8 million.

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

As of June 30, 2013, we had $35.7 million of surety bonds outstanding and de minimis cash bonds to secure certain reclamation obligations. Additionally, as of June 30, 2013, we had $11.5 million of borrowings outstanding under the Financing Agreements used to cash collateralize existing letters of credit securing reclamation bonds. Further, as of June 30, 2013, we had $0.6 million of road bonds and $2.1 million of performance bonds outstanding that required no security. We believe these bonds and letters of credit will generally expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial position, liquidity or operations therefrom.

New Accounting Standards Adopted

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. We do not believe that the adoption of the guidance provided by these updates will have a material impact on our consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply contracts, rather than through the use of derivative instruments. Committed, but unpriced, sales are subject to future market price volatility. As of June 30, 2013, 99% of our projected sales for the balance of 2013 are committed and priced.

We are also exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. As of June 30, 2013, we had such price protection with respect to approximately 75% of our expected diesel fuel purchases for the remainder of 2013. Additionally we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts for a change in the price per coal ton sold in the event of changes in diesel fuel pricing.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of June 30, 2013. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2013 to ensure that the Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. During the quarterly period ended June 30, 2013, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2013

OXFORD RESOURCE PARTNERS, LP

	By:	OXFORD RESOURCES GP, LLC, its general partner

By:	/s/ CHARLES C. UNGUREAN
Charles C. Ungurean
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRADLEY W. HARRIS
Bradley W. Harris
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1

Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2

Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.2A

First Amendment to Third Amended and Restated Limited Partnership Agreement of Oxford Resource Partners, LP dated June 24, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.3

Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4

Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.4A

First Amendment to Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

10.1E*†	Forbearance Agreement dated May 14, 2013
10.1F*	Supplement to Forbearance Agreement dated June 18, 2013
10.2A*

Amendment to Investors’ Rights Agreement dated June 24, 2013 by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean

10.6D*#	Employment Agreement between Oxford Resources GP, LLC and Charles C. Ungurean, which Employment Agreement was effective on June 24, 2013
10.16O*	Amendment No. 2013-5 to Coal Purchase and Sale Agreement, dated June 26, 2013
10.24*

Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for such lenders

10.25*

Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders

10.26*	Intercreditor Agreement dated June 24, 2013
10.27*	Warrant Issuance Agreement dated June 24, 2013
10.28*	Form of Warrant (to purchase common units of Oxford Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013
10.29*	Form of Warrant (to purchase subordinated units of Oxford Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013
10.30*	Form of Warrant (to purchase Class B Units of Oxford Resources GP, LLC) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013
10.31*

Investors’ Rights Agreement, dated as of June 24, 2013, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, and the lenders party to the Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, such lenders, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders

31.1*

Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the June 30, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures
101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (iv) our Condensed Consolidated Statements of Partners’ Capital for the six months ended June 30, 2013 and 2012; and (v) the notes to our Condensed Consolidated Financial Statements. This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*                Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

#                Compensatory plan or arrangement.

†               Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.