Form 10-K
period 2013-12-31
Oxford Resource Partners LP
filed 2014-03-04
CIK 1412347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $24,791,000 as of June 30, 2013, based on the reported closing price of the common units as reported on the New York Stock Exchange on June 28, 2013.

As of February 28, 2014, 10,589,149 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

DOCUMENTS INCORPORATED BY REFERENCE: None

Cautionary Statement About Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal and energy, including changes in consumption patterns by utilities away from the use of coal;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	our liquidity, including our ability to adhere to financial covenants related to our borrowing arrangements;

•	availability and costs of key supplies or commodities, such as diesel fuel, steel, explosives and tires;

•	availability and costs of capital equipment;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	reductions and/or deferrals of purchases by major customers;

•	coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

•	ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition among coal and other energy producers in the United States and internationally;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or inability to mine these properties;

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

•

limitations in the cash distributions we receive from our majority-owned subsidiary, Harrison Resources, LLC ("Harrison Resources"), and the ability of Harrison Resources to acquire additional reserves on economical terms from CONSOL Energy, Inc. (“CONSOL”) in the future;

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

You should keep in mind that any forward-looking statements made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us or our anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Annual Report on Form 10-K after its issuance, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Annual Report on Form 10-K might not occur.

PART I

Introduction

This report is both our 2013 Annual Report to unitholders and our 2013 Annual Report on Form 10-K required under the federal securities laws.

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

Item 1.             BUSINESS

Overview

We are a low-cost producer and marketer of high-value thermal coal (coal) to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We market our coal primarily to large electric utilities with coal-fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia.

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

As of December 31, 2013, management estimates that we owned or controlled approximately 81.6 million tons of coal reserves, of which we have subleased 24.3 million tons of underground reserves to a third party. The estimates are based on an initial evaluation, as well as subsequent acquisitions, dispositions, depleted reserves, changes in available geological or mining data and other factors.

For the year ended December 31, 2013, we sold 6.6 million tons of coal, compared to 7.3 million tons for the year ended December 31, 2012, of which approximately 6.1 million and 6.8 million tons, respectively, were produced from our mining activities and approximately 0.5 million tons, were purchased through brokered coal contracts (coal purchased from third parties for resale), at an average sale price of $49.04 and $44.42, respectively, for the years ended December 31, 2013 and 2012. For the year ended December 31, 2013, we derived approximately 93.9% of our total coal revenues from sales to our ten largest customers, with the following top three customers and their affiliates accounting for approximately 74.1% of our coal revenues for that period: American Electric Power Company, Inc. (42.2%); FirstEnergy Corp. (20.0%); and East Kentucky Power Cooperative (12.0%).

As previously disclosed in our periodic filings with the SEC, in the first quarter of 2012 we received a termination notice from a customer related to a 0.8 million tons per year coal supply contract fulfilled from our Illinois Basin operations. In response, we idled an Illinois Basin mine and the related preparation plant and lab, reduced operations at two other mines, terminated a significant number of employees and substituted purchased coal for mined and washed coal on certain sales contracts.

As of December 31, 2013, all Illinois Basin operations have been idled, with the redeployment of the remaining Illinois Basin equipment to our Northern Appalachian operations expected to culminate during the first quarter of 2014. We expect these remaining restructuring efforts to cost an additional $0.1 million. Additionally, we are seeking to sell the remaining Illinois Basin equipment, consisting of a large-capacity shovel and several smaller pieces of equipment, and would consider offers for the remaining coal reserves and/or facilities related to the Illinois Basin operations.

Oxford Resource Partners, LP is a Delaware limited partnership listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “OXF.” OXF was formed by American Infrastructure MLP Fund, L.P. (“AIM”) and C&T Coal, Inc. (“C&T Coal”) in August 2007. On July 19, 2010, we closed our initial public offering of common units. AIM is a private investment firm specializing in natural resources, infrastructure and real property. AIM, along with certain of the funds that AIM advises, indirectly owns all of the ownership interests in AIM Oxford Holdings, LLC (“AIM Oxford”), the entity it used to form us in 2007. Brian D. Barlow, Matthew P. Carbone and George E. McCown serve on the board of directors of our general partner, and are principals of AIM and have ownership interests in AIM. C&T Coal is owned by our founders, Charles C. Ungurean, the President and Chief Executive Officer of our general partner and a member of the board of directors of our general partner, and Thomas T. Ungurean, the Senior Vice President, Equipment, Procurement and Maintenance of our general partner through June 30, 2013. In connection with our formation, our founders contributed all of their interests in Oxford Mining to us and agreed that they would not compete with us in the coal mining business in Illinois, Kentucky, Ohio, Pennsylvania, West Virginia and Virginia. This non-compete agreement is in effect until August 24, 2014.

Our founders formed Oxford Mining in 1985 to provide contract-mining services to a mining division of a major oil company. In 1989, our founders transitioned Oxford Mining from a contract miner into a producer of its own coal reserves. In January 2007, Oxford Mining entered into a joint venture, Harrison Resources, with a subsidiary of CONSOL to mine surface coal reserves purchased from CONSOL. In September 2009, we acquired the active surface mining operations of Phoenix Coal Corporation (“Phoenix Coal”). The Phoenix Coal acquisition provided us with an entry into the Illinois Basin in western Kentucky and included one mining complex comprised of four mines, as well as the Island river terminal on the Green River in western Kentucky.

The Coal Industry

The coal industry is a major contributor to the world energy supply. Coal provides approximately 30% of the global primary energy needs and generates 41% of the world’s electricity according to the World Coal Association. According to the Energy Information Administration (“EIA”), a statistical agency of the U.S. Department of Energy, coal-fired plants generated approximately 39.1% of the electricity produced in the United States in 2013. The EIA forecasts the coal share of total electric power generation in the United States to rise from 39.1% in 2013 to 40.2% in 2014, with thermal coal remaining the dominant fuel source in the future.

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

Thermal coal has long been favored by utilities as an electricity generating fuel because of its basic economic advantage. The largest cost component in electricity generation is fuel and, historically, coal has been considerably less expensive than natural gas or oil. However, the growth of hydraulic fracturing (fracking) resulted in record high supplies and inventories of natural gas altering the competitive balance; allowing natural gas to gain market share in the power generation market. According to the EIA, coal production decreased by almost 9% between 2011 and 2013, but is expected to increase by 3.6% in 2014 as higher natural gas prices are expected to result in increased coal requirements at coal-fired power plants as the drawdown of coal inventory ends. In 2015, however, the EIA forecasts that coal-fired electricity generation will fall by 2.5% as retirements of coal-fired power plants rise due to the implementation of the U.S. Environmental Protection Agency's Mercury and Air Toxics Standards.

The other major market for coal is the steel industry. The type of coal used in steel making, referred to as “metallurgical coal,” is distinguished by special quality characteristics that include high-carbon content, favorable coking characteristics and various other chemical attributes. Metallurgical coal is generally higher in heat content (as measured in Btu), and therefore is also desirable to utilities as fuel for electricity generation. However, the premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content.

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

Coal Mining Methods

Coal is mined using two primary methods, surface mining and underground mining. For the year ended December 31, 2013, we exclusively produced coal using the surface mining method, which is explained as follows:

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

Topsoil and overburden is typically removed using large dozers and rubber-tired diesel loaders or hydraulic shovels. Coal is loaded into haul trucks for transportation to a preparation plant or unit train loading facility or directly to a barge loading facility. Seam recovery for surface mining is typically between 80% and 90%. Productivity depends on equipment, geological composition and mining ratios.

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

Contour mining. Contour mining is a surface mining method used in hilly terrain that recovers coal along the outcrop of a coal seam by progressively excavating the overburden from above the coal seam to create a narrow bench, removing the coal and then replacing the overburden to restore the approximate original contour of the mined area.

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

Auger mining: Auger mining is usually associated with contour surface mining. With this method, the coal is removed by drilling auger holes from the last contour cut and extracting it in the same manner that shavings are produced by a carpenter’s bit. Coal recovery rates approach 40% with this method.

Highwall mining. Highwall mining is a surface mining method generally utilized in conjunction with contour surface mining. At a highwall mining operation, a modified continuous miner, with an attached coal conveying system, cuts horizontal passages from the face of a highwall into a coal seam. These passages can penetrate to a depth of up to 1,100 feet. This method can recover up to 65% of the reserve block penetrated.

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

Coal Characteristics

In general, coal of all geological composition is characterized by its end use as either thermal coal or metallurgical coal. Heat value and sulfur content are the most important variables in assessing the marketability and profitability of thermal coal, while ash, sulfur and various coking characteristics are the most important variables assessing marketability and profitability of metallurgical coal. We mine, process, market and transport bituminous thermal coal. Thermal coal also includes sub-bituminous coal and lignite. We have some competition from producers of sub-bituminous coal, but do not compete with producers of lignite or metallurgical coal.

Bituminous Coal

Bituminous coal typically has a heat content that ranges from 9,500 to 14,000 Btus per pound. This coal, located primarily in Appalachia, Arizona, Colorado, the Midwest and Utah, is the type most commonly used by utilities for electricity generation in the United States. Industrial customers also use bituminous coal for generating steam.

Heat Value

The heat value of coal is commonly measured in Btus per pound of coal. A Btu is the amount of heat needed to raise one pound of water one degree Fahrenheit. Coal found in the eastern and Midwestern regions of the U.S. tends to have a heat content ranging from 10,000 to 14,000 Btus per pound. Most coal found in the western U.S. ranges from 8,000 to 10,000 Btus per pound.

Sulfur Content

Sulfur content can vary from coal seam to coal seam, and sometimes within a seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus and complies with the requirements of the Clean Air Act Acid Rain Program. Low-sulfur coal, when burned, emits approximately 1.6 pounds or less of sulfur dioxide per million Btus. Mid-sulfur coal, when burned, emits greater than 1.6 pounds of sulfur dioxide per million Btus, but less than 2.5 pounds of sulfur dioxide per million Btus. High-sulfur coal, when burned, emits greater than 2.5 pounds per million Btus.

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

Other Characteristics

Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from coal seam to coal seam. Ash content is an important characteristic of coal because it adds weight, but not heat value, and therefore increases transportation costs. Additionally, electric generating plants must handle and dispose of ash following combustion.

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

In 2013, approximately 64.7% of our coal sales were delivered to our customers by barge, with the remaining 35.0% and 0.3% delivered by truck and other methods, respectively. We believe we have good relationships with rail, barge and trucking companies due, in part, to our modern coal-loading facilities and the experience of our transportation and distribution employees.

Operations

As of December 31, 2013, we operated 16 active surface mines and managed these mines as six mining complexes located in eastern Ohio. These mining facilities include two preparation plants, each of which receive, wash, blend, process and ship coal produced from one or more of our 16 active mines. Our mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. We also own and operate seven augers moving them among our mining complexes, as necessary, and two highwall miner systems. Additionally, we have contracted with a third party to operate an additional highwall miner system, owned by the third party.

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

For the years ended December 31, 2013 and 2012, we produced 6.1 and 6.8 million tons of coal, respectively, and sold 6.6 and 7.3 million tons of coal, respectively, including 0.5 million tons of purchased coal, respectively.

As of December 31, 2013, we owned and/or controlled 81.6 million tons of proven and probable coal reserves, of which 57.3 million tons were associated with our surface mining operations and the remaining 24.3 million tons consisted of underground coal reserves that we have subleased to a third party in exchange for a royalty. Historically, we have been successful at acquiring reserves with low operational, geologic and regulatory risks, located near our existing mining operations or that otherwise had the potential to serve our primary market area. In 2013, we obtained control of 6.2 million tons of proven and probable coal reserves, an amount greater than our 2013 production.

The following table summarizes our mining complexes, our coal production for the year ended December 31, 2013 and our coal reserves as of December 31, 2013:

		As of December 31, 2013
Mining Complexes	Production for the Year Ended December 31, 2013	Total Proven & Probable Reserves	Proven Reserves(1)	Probable Reserves(2)	Average Heat Value (BTU/lb)	Average Sulfur Content (%)	Primary Transportation Methods
	(in thousands tons)
Surface Mining Operations:
Northern Appalachia
Cadiz	1,920	6,943	6,881	62	11,370	3.3	Barge, Rail
Tuscarawas	936	7,371	7,371	-	11,825	4.2	Truck
Plainfield	296	2,771	2,771	-	11,836	4.4	Truck
Belmont	995	11,923	11,451	472	11,820	4.2	Barge
New Lexington	829	7,314	6,443	871	11,105	4.1	Rail
Harrison(3)	742	2,984	2,830	154	11,287	1.9	Barge, Rail, Truck
Noble	189	1,627	1,610	17	11,242	4.9	Barge, Truck
Illinois Basin (Kentucky)
Muhlenberg	243	16,296	15,165	1,131	11,314	3.6	Barge, Truck
Total Surface Mining
Operations	6,150	57,229	54,522	2,707

Underground Coal Reserves:
Northern Appalachia (Ohio)
Tusky(4)		24,331	18,965	5,366	12,900	2.1
Total Underground Coal
Reserves		24,331	18,965	5,366
Total		81,560	73,487	8,073

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

(3)

The Harrison mining complex is owned by Harrison Resources, our joint venture with CONSOL. We own 51% of Harrison Resources and CONSOL owns the remaining 49% through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2013 as required by U.S. generally accepted accounting principles (“GAAP”), coal production and proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources. Please read “– Mining Operations – Northern Appalachia – Harrison Mining Complex.”

(4)

Please read “– Mining Operations – Underground Coal Reserves” for more information about our underground coal reserves at the Tusky mining complex, which we have subleased to a third party in exchange for an overriding royalty.

Mining Operations

Northern Appalachia

The following map shows the locations of our Northern Appalachia mining operations and coal reserves and related transportation infrastructure as of December 31, 2013:

We operate seven surface mining complexes in Northern Appalachia, substantially all of which are located in eastern Ohio. For the year ended December 31, 2013, our mining complexes in Northern Appalachia produced an aggregate of 5.8 million tons of thermal coal. The following table provides summary information regarding our mining complexes in Northern Appalachia for the years indicated:

	Transportation Facilities Utilized		Transportation	Number of Active Mines at December 31,	Tons Produced for the Year Ended December 31,
Mining Complex	River Terminal	Rail Loadout	Method (1)	2013	2013	2012	2011
					(in millions)
Cadiz	Bellaire	Cadiz	Barge, Rail	4	1.9	1.9	1.7
Tuscarawas	—	—	Truck	5	1.2	0.7	0.9
Plainfield	—	—	Truck	-	-	0.4	0.2
Belmont	Bellaire	—	Barge	4	1.0	1.0	1.0
New Lexington	—	New Lexington	Rail	1	0.8	0.9	0.8
Harrison (2)	Bellaire	Cadiz	Barge, Rail, Truck	1	0.7	0.7	0.8
Noble	Bellaire	—	Barge, Truck	1	0.2	0.2	0.4
Total				16	5.8	5.8	5.8

(1)

Barge means transported by truck to our Bellaire river terminal and then transported to the customer by barge. Rail means transported by truck to a rail facility and then transported to the customer by rail. Truck means transported to the customer by truck.

(2)

The Harrison mining complex is owned by Harrison Resources, our joint venture with CONSOL. We own 51% of Harrison Resources and CONSOL owns the remaining 49% indirectly through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for each December 31 year-end as required by GAAP, coal production attributable to the Harrison mining complex is presented on a gross basis assuming we owned 100% of Harrison Resources. Please read “— Harrison Mining Complex.”

Cadiz Mining Complex

The Cadiz mining complex, located principally in Harrison County, Ohio, also includes reserves located in Jefferson County, Ohio, and currently consists of the Daron, Ellis, Pasco, and Sandy Ridge mines. We began mining operations at this mining complex in 2000. Operations at the Cadiz mining complex target the Pittsburgh #8, Redstone #8A and Meigs Creek #9 coal seams. As of December 31, 2013, the Cadiz mining complex included 6.9 million tons of proven and probable coal reserves. Coal produced from the Cadiz mining complex is trucked either to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, or trucked to our Cadiz rail loadout facility on the Ohio Central Railroad and then transported by rail to the customer, or trucked to our Strasburg preparation plant then transported by truck to the customer after processing is completed. This mining complex uses the area, contour, auger and highwall miner methods of surface mining. The infrastructure at this mining complex includes two coal crushers, two truck scales and the Cadiz rail loadout. This mining complex produced 1.9 million tons of coal for the year ended December 31, 2013.

Tuscarawas Mining Complex

The Tuscarawas mining complex is located in Tuscarawas, Columbiana and Stark Counties, Ohio, and currently consists of the East Canton, Hunt, Strasburg, Stillwater and Stone Creek mines. We began mining operations at this mining complex in 2003. Operations at this mining complex target the Brookville #4, Lower Kittanning #5, Middle Kittanning #6, Upper Freeport #7 and Mahoning #7A coal seams. As of December 31, 2013, the Tuscarawas mining complex included 7.4 million tons of proven and probable coal reserves. Coal produced from the Tuscarawas mining complex is transported by truck directly to our customers, our Barb Tipple blending and coal crushing facility or our Strasburg preparation plant. Coal trucked to our Barb Tipple blending and coal crushing facility or our Strasburg preparation plant is then transported by truck to the customer after processing is completed. This mining complex uses the area, contour, and auger methods of surface mining. The infrastructure at this mining complex includes three coal crushers with truck scales, the Stone Creek and Strasburg blending facilities and the Strasburg preparation plant. This mining complex produced 1.2 million tons of coal for the year ended December 31, 2013.

Plainfield Mining Complex

The Plainfield mining complex is located in Muskingum, Guernsey and Coshocton Counties, Ohio, and is currently inactive. We began mining operations at this mining complex in 1990. Operations at the Plainfield mining complex target the Middle Kittanning #6 coal seam. As of December 31, 2013, the Plainfield mining complex included 2.8 million tons of proven and probable coal reserves. The majority of the coal produced from the Plainfield mining complex is trucked to our Barb Tipple facility for crushing and blending or directly to the customer. Coal trucked to our Barb Tipple facility is transported by truck to the customer after processing is completed. Some of the coal production from this mining complex is trucked to our Conesville preparation plant and then transported by truck to the customer. This mining complex uses contour and highwall miner methods of surface mining. The infrastructure at this mining complex includes our Barb Tipple blending and coal crushing facility, Conesville preparation plant and truck scale. This mining complex produced no coal for the year ended December 31, 2013.

Belmont Mining Complex

The Belmont mining complex is located in Belmont County, Ohio, and currently consists of the Bedway-Kaczor, Egypt Valley, Pickens and Wheeling Valley mines. We began mining operations at this mining complex in 1999. Operations at the Belmont mining complex target the Pittsburgh #8 and Meigs Creek #9 coal seams. As of December 31, 2013, the Belmont mining complex included 11.9 million tons of proven and probable coal reserves. Coal produced from this mining complex is primarily transported by truck to our Bellaire river terminal on the Ohio River. Coal produced from this mining complex is crushed and blended at the Bellaire river terminal before it is loaded onto barges for shipment to our customers on the Ohio River. This mining complex uses area, contour, and auger methods of surface mining. This mining complex produced 1.0 million tons of coal for the year ended December 31, 2013.

New Lexington Mining Complex

The New Lexington mining complex is located in Perry, Athens and Morgan Counties, Ohio, and currently consists of the New Lexington mine. We began mining operations at this mining complex in 1993. Operations at the New Lexington mining complex target the Lower Kittanning #5 and Middle Kittanning #6 coal seams. As of December 31, 2013, the New Lexington mining complex included 7.3 million tons of proven and probable coal reserves. Coal produced from the New Lexington mining complex is delivered via off-highway trucks to our New Lexington rail loadout facility on the Ohio Central Railroad where it is then transported by rail to the customer or to our Barb Tipple. Some of the coal production from this mining complex is trucked to our Conesville preparation plant and then transported by truck to the customer. This mining complex uses the area, and auger method of surface mining. The infrastructure at this mining complex includes a coal crusher, a truck scale and the New Lexington rail loadout. This mining complex produced 0.8 million tons of coal for the year ended December 31, 2013.

Harrison Mining Complex

The Harrison mining complex is located in Harrison County, Ohio, and currently consists of the Harrison mine. Mining operations at this mining complex began in 2007. The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL owns the remaining 49% indirectly through one of its subsidiaries. We entered into this joint venture in 2007 to mine coal reserves purchased from CONSOL. We manage all of the operations of, and perform all of the contract mining and marketing services for, Harrison Resources. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2013 as required by GAAP, coal production and proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis, assuming we owned 100% of Harrison Resources.

Since its formation in 2007, Harrison Resources has acquired 6.9 million tons of proven and probable coal reserves from CONSOL. We believe that CONSOL controls additional reserves in Harrison County, Ohio, that could be acquired by Harrison Resources in the future. However, CONSOL has no obligation to sell those reserves to Harrison Resources, and we have no assurance that Harrison Resources will be able to acquire those reserves on acceptable terms.

Operations at the Harrison mining complex target the Pittsburgh #8, Redstone #8A and Meigs Creek #9 coal seams. As of December 31, 2013, the Harrison mining complex included 3.0 million tons of proven and probable coal reserves. Coal produced from the Harrison mining complex is trucked to our Bellaire river terminal, our Cadiz rail loadout facility or directly to the customer. Coal trucked to our Bellaire river terminal is transported to the customer by barge, and coal trucked to our Cadiz rail loadout facility is transported to the customer by rail. The infrastructure at this mining complex includes a coal crusher and a truck scale. This mining complex uses the area method of surface mining. This mining complex produced 0.7 million tons of coal for the year ended December 31, 2013.

Noble Mining Complex

The Noble mining complex is located in Noble and Guernsey Counties, Ohio, and currently consists of the King-Crum mine. We began mining operations at this complex in 2006. Operations at the Noble mining complex target the Pittsburgh #8 and Meigs Creek #9 coal seams. As of December 31, 2013, the Noble mining complex included 1.6 million tons of proven and probable coal reserves. Coal produced from this mining complex is trucked to our Bellaire river terminal on the Ohio River or to our Barb Tipple facility. Coal trucked to our Bellaire river terminal is then transported by barge to the customer. Coal trucked to our Barb Tipple blending and coal-crushing facility is transported by truck to the customer after processing is completed. The Noble mining complex uses the area, contour and auger methods of surface mining. This mining complex produced 0.2 million tons of coal for the year ended December 31, 2013.

Illinois Basin

The following map shows the locations of our Illinois Basin mining operations and coal reserves and related transportation infrastructure as of December 31, 2013.

In 2013, we operated one surface mining complex in the Illinois Basin, located in western Kentucky, which was idled in December 2013. For the year ended December 31, 2013, this mining complex produced an aggregate of 0.3 million tons of thermal coal. The following table provides summary information regarding our mining complex in the Illinois Basin for the years indicated.

	Transportation Facilities Utilized			Number of	Tons Produced for the Year Ended December 31,
Mining Complex	River Terminal	Rail Loadout	Method(1)	Active Mines at December 31, 2013	2013	2012	2011
					(in millions)
Muhlenberg	Island River	—	Barge, Truck	-	0.3	2.2	1.7

(1)	Barge means transported by truck to our Island river terminal and then transported to the customer by barge. Truck means transported to the customer by truck.

Muhlenberg Mining Complex

The Muhlenberg mining complex, located in Muhlenberg and McLean Counties in western Kentucky, consisted of the Schoate (Briar Hill) mine. We began mining operations at this mining complex in October 2009. Operations at the Muhlenberg mining complex target the #5, #6, #9, #10, #11, #12 and #13 coal seams of the Illinois Basin. As of December 31, 2013, the Muhlenberg mining complex included 16.3 million tons of proven and probable coal reserves. Coal produced from this mining complex was usually crushed at the mine site and then trucked to our Island river terminal on the Green River or directly to the customer. Coal trucked to our Island river terminal was then transported to the customer by barge. This mining complex used the area method of surface mining. The infrastructure at this mining complex includes one coal crusher, two truck scales and our Island river terminal. This mining complex produced 0.3 million tons of thermal coal during the year ended December 31, 2013.

As of December 31, 2013, all Illinois Basin production has been idled, with the redeployment of the remaining Illinois Basin equipment to our Northern Appalachian operations expected to culminate during the first quarter of 2014. We expect these remaining restructuring efforts to cost an additional $0.1 million. Additionally, we are seeking to sell the remaining Illinois Basin equipment, consisting of a large-capacity shovel and several smaller pieces of equipment, and would consider offers for the remaining coal reserves and/or facilities related to the Illinois Basin operations.

Preparation Plants and Blending Facilities

Depending on coal quality and customer requirements, most coal is crushed and shipped directly from the mines to our customers. However, blending different types or grades of coal may be required from time to time to meet the coal quality and specifications. Coal of various sulfur and ash contents can be mixed or “blended” to meet the customers’ specific combustion and environmental needs. Blending is typically done at one of our five blending facilities:

•	our Barb Tipple blending and coal crushing facility, adjacent to a customer’s power plant near Coshocton, Ohio;

•	our Strasburg preparation plant near Strasburg, Ohio;

•	our Conesville preparation plant in Coshocton County, Ohio;

•	our Bellaire river terminal on the Ohio River in Bellaire, Ohio; and

•	our Stone Creek coal crushing facility located in Tuscarawas County, Ohio.

In December 2013, all Illinois Basin operations have been idled , including our Island river terminal and transloading facility on the Green River in western Kentucky.

Underground Coal Reserves

We began underground mining at the Tusky mining complex in late 2003 after leasing coal reserves from a third party in exchange for a royalty based on tons sold. In June 2005, we sold the Tusky mining complex, and subleased the associated underground coal reserves to the purchaser in exchange for a royalty. There are 9 years remaining on our lease for the underground coal reserves, and the related sublease. The sublessee has the option at any time after December 31, 2022 to elect to have Oxford assign its interest as “Lessee” and “Sublandlord” to the sublessee for defined and predetermined consideration. For the year ended December 31, 2013, we recognized less than $0.1 million in royalty on the sublease of the Tusky mine.

Other Operations

Brokered coal sales

In addition to the coal we mine, we purchase and resell coal produced by third parties to fulfill certain sales obligations.

Limestone

At our Daron, Pickens, and Strasburg mines, we remove limestone so that we can access the underlying coal. We sell this limestone to a third party that crushes the limestone before selling it to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from the limestone sales. For the year ended December 31, 2013, we produced and sold 1.5 million tons of limestone, and our revenues included $5.1 million in limestone sales.

Other Operations

For the fiscal year ended December 31, 2013, we generated $5.5 million of revenue from a variety of other activities in connection with our surface mining operations. This revenue included the following:

•	the receipt of a one-time payment of $2.4 million for lost coal in connection with granting third-party right-of-way access through a small portion of various mines;

•	the receipt of a settlement payment of $2.1 million from a purchase coal supplier to settle a contract dispute;

•	service fees of $0.5 million we earned for operating a transloader for a third party that offloads coal from railcars on the Ohio Central Railroad at one of our customer's power plants;

•	selling small amounts of clay to Tunnell Hill Reclamation, LLC, a landfill operator and subsidiary of Tunnel Hill Partners, LP, an entity owned by our sponsors totaling $0.3 million; and

•	service fees we earned for hauling and disposing of ash at a third party landfill for two municipal utilities totaling $0.2 million.

For more information regarding our relationships and our sponsors' relationships with Tunnel Hill Partners, LP, please read Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Customers

Our primary customers are electric utility companies, predominantly operating in our six-state market area, that purchase coal under long-term coal sales contracts. Substantially all of our customers purchase coal for terms of one year or longer, but we also supply coal on a short-term or spot market basis for some of our customers. For the year ended December 31, 2013, we derived approximately 93.9% of our total coal revenues from sales to our ten largest customers, with affiliates of the following top three customers accounting for approximately 74.1% of our coal revenues for that period: American Electric Power Company, Inc. (42.2%); FirstEnergy Corp. (20.0%); and East Kentucky Power Cooperative (12.0%), with a portion of these sales being facilitated by coal brokers.

Long-term Coal Supply Contracts

As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with substantially all of our customers. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2013, approximately 96.7% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.

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

Supplies

In 2013, we spent more than $134.9 million to procure goods and services in support of our operating business activities, excluding capital expenditures. Principal commodities include repair and maintenance parts and services, fuel, explosives, tires and lubricants. Outside suppliers perform a significant portion of our on- and off-site equipment rebuilds and repairs as well as construction and reclamation activities.

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

Competition

The markets in which we sell our coal are highly competitive. We compete directly with other coal producers and indirectly with producers of other energy products that provide an alternative to coal. While we do not compete with producers of metallurgical coal or lignite, we do have limited competition from producers of Power River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. We compete on the basis of delivered price, coal quality and reliability of supply. Our principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, Arch Coal, Inc., CONSOL, Foresight Energy, Hallador Energy Company, James River Coal Company, Murray Energy Corp., Patriot Coal Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.

Demand for coal and the prices that we are able to obtain are closely linked to coal consumption patterns of the domestic electric generation industry. Coal fueled approximately 39.1% of domestic electric generation in 2013, and this is projected by the EIA to increase to 40.2% in 2014. Coal consumption patterns are influenced by factors beyond our control including the demand for electricity, which is significantly dependent upon economic activity, weather patterns in the United States, government regulation, technological developments, the location, availability, quality and price of competing sources of coal, changes in international supply and demand, alternative fuels such as natural gas, oil, nuclear and alternative energy sources such as hydroelectric power.

Reclamation

Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee reclamation funding in an amount determined under state law. Bonding companies require posting of collateral, typically in the form of letters of credit to secure the bonds. As of December 31, 2013, we had $9.6 million in cash deposits supporting $37.0 million in reclamation surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted in support of the bond is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by a particular bonding company. Bonds are released in phases as reclamation is completed in a particular area.

Environmental, Safety and Other Regulatory Matters

Federal, state and local authorities regulate the United States coal mining industries with respect to matters such as: employee health and safety; permitting and licensing requirements; emissions to air; discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil; protection of surface and groundwater; surface subsidence from underground mining; the effects on surface and groundwater quality and availability; noise; dust and competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, pipelines, roads and public facilities. Ordinances, regulations and legislation (and judicial or agency interpretations thereof) with respect to these matters have had, and will continue to have, a significant effect on our production costs and our competitive position. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs and may cause delays, interruptions, or a termination of operations, the extent of which we cannot predict. We intend to respond to these regulatory requirements and interpretations thereof at the appropriate time by implementing necessary modifications to facilities or operating procedures or plans. When appropriate, we may also challenge actions in regulatory or court proceedings. Future legislation, regulations, interpretations or enforcement may also cause coal to become a less attractive fuel source for our customers due to factors such as investments in pollution control equipment necessary to meet new and more stringent air, water or solid waste requirements. Similarly, coal may become a less attractive fuel source for our customers if federal, state or local emissions rates or caps on greenhouse gases (“GHGs”) are enacted, or a tax on carbon is imposed, such as those that may result from climate change legislation or regulations. As a result, future legislation, regulations, interpretations or enforcement may adversely affect our mining or other operations, or our cost structure or may adversely impact the ability or economic desire of our customers to use coal.

We endeavor to conduct our mining and other operations in compliance with all applicable federal, state, and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, violations occur from time to time. It is possible that future liability under or compliance with environmental and safety requirements could have a material effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation or suspension of mining or other permits or plans, may be imposed under the laws described below. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

Mine Safety and Health

The Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977 impose stringent safety and health standards on all aspects of mining operations. Also, the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps one of the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry. Regulation has a significant effect on our operating costs.

In recent years, legislative and regulatory bodies at the state and federal levels, including the U.S. Mine Safety and Health Administration (“MSHA”), have promulgated or proposed various statutes, regulations and policies relating to mine safety and mine emergency issues. The Mine Improvement and New Emergency Response (“MINER”) Act passed in 2006 mandated mine rescue regulations, new and improved technologies and safety practices in the area of tracking and communication, and emergency response plans and equipment. Although some new laws, regulations and policies are in place, these legislative and regulatory efforts are still ongoing.

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

At this time, it is not possible to predict the full effect that new or more stringent safety and health requirements will have on our operating costs.

In 2010, Congress expanded mine safety disclosure requirements pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In December 2011, the SEC issued final rules implementing Section 1503, outlining the way in which mining companies must disclose to investors certain information about mine safety and health standards. The new rules, which became effective in January 2012, require disclosure of the total number of health or safety-related violations, citations, orders, notices, assessments, fatalities and legal actions on a mine-by-mine basis. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in "Exhibit 95, Mine Safety Disclosure."

Mining Permits and Approvals

Numerous governmental permits, licenses or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to present data to federal, state or local authorities pertaining to the effect or impact our operations may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining or other operations. These requirements may also be supplemented, modified or re-interpreted from time to time. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from state regulatory authorities, we must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior or better condition, productive use or other permitted condition. Typically, we submit our necessary permit application several months, or even years, before we plan to begin mining. However, in the current environment with enhanced scrutiny by regulators, increased opposition by environmental groups and others and potential resultant delays, we now anticipate that mining permit approvals will take even longer than previously experienced, and some permits may not be issued at all.

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes establish operational, reclamation and closure standards for all aspects of surface mining, as well as many aspects of underground mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. SMCRA requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining methods. We believe we are in compliance in all material respects with applicable regulations relating to reclamation.

Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Proposed permits also undergo a public notice and comment period. Some SMCRA mine permits may take several years or even longer to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The tax for surface-mined coal is $0.315 per ton from 2008 to 2012, with a reduction to $0.28 per ton from 2013 to 2021. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation on orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

In December 2008, the OSM issued revisions to its Stream Buffer Zone Rule (“SBZ Rule”) under SMCRA. The SBZ Rule prohibits mining disturbances within 100 feet of streams, if there would be a negative effect on water quality. Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to propose a new SBZ Rule by February 28, 2012 and publish a final rule by June 29, 2012. To date, the OSM has not proposed a new SBZ Rule. Congressional investigations into a draft Environmental Impact Statement and Regulatory Impact Analysis released in January 2011, indicating that 7,000 coal mining jobs would be lost from the Administration’s rewriting of the SBZ Rule as a new Stream Protection Rule, has stalled OSM’s initiative. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of a new Stream Protection Rule or future legislation, if adopted, will likely be stricter than the existing SBZ Rule and may adversely affect our business and operations.

Surety Bonds

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, water treatment, federal and state workers' compensation costs, obligations under federal coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis.

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

In addition to the GHG issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•

Acid Rain: Title IV of the Clean Air Act required a two-phase reduction of SO2 emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 megawatts. The affected electricity generators have sought to meet these requirements mainly by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing SO2 emission allowances.

•

Sulfur Dioxide and Nitrogen Dioxide: The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. In 2010, the EPA established a new 1-hour NAAQS for sulfur dioxide (“SO2”), and a new 1-hour NAAQS for nitrogen dioxide (“NO2”). Under the Clean Air Act, the new NAAQS generally must be met no later than five years after the EPA designates an area as non-attainment.

•

Clean Air Interstate Rule/Cross-State Air Pollution Rule: In 2005, the EPA issued its final Clean Air Interstate Rule (“CAIR”) for further reducing emissions of SO2 and nitrogen oxides (“NOx”) to deal with the interstate transport component of nonattainment with NAAQS. CAIR calls for Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to cap their emission levels of SO2 and NOx through an allowance trading program or other system. In July 2011, in response to the court order on CAIR, the EPA issued a new rule to replace CAIR, called the Cross-State Air Pollution Rule (“CASPR”). In December 2011, a federal appellate court issued a stay of CASPR pending judicial review. During the stay, CAIR remained in effect. In August 2012, the U.S. Court of Appeals for the District of Columbia struck down CASPR, finding that it required certain upwind states to reduce their emissions below their respective contributions to nonattainment and that it usurped states' roles in implementing emission reduction strategies. The EPA appealed the matter to the United States Supreme Court, which heard oral arguments in December 2013.

•

Mercury and Air Toxics Standards: In December 2011, the EPA issued the Mercury and Air Toxics Standards (“MATS”), which sets technology-based emission limitation standards for mercury and other toxic air pollutants for coal and oil fired electric generating units with a capacity of 25 megawatts (“MW”) or more. Existing units generally have up to four years to comply. The MATS is subject to a pending court challenge in the U.S. Court of Appeals for the District of Columbia Circuit in which arguments were heard in December 2013. Additionally, in April 2013, EPA published a Final Rule regarding reconsideration of MATS and the New Source Performance Standards Rule, referred to as the Utility NSPS, which finalized new source numerical limits for hydrogen chloride, filterable particulate matter (PM), sulfur dioxide, lead, and selenium emissions for all new coal-fired electric generating units (EGUs).  EPA has also finalized mercury limits for those units designated for coal in the greater than or equal to 8300 btu/lb subcategory.  EPA raised these limits for new sources as a result of information received regarding the variability of the best performing EGUs and to more accurately reflect the capabilities of emission control equipment.  The final rule maintained the source trigger date for MATS as May 3, 2011 and new sources were to have complied with the revised MATS emissions standards by April 24, 2013 or upon startup, whichever is later.  The final rule does not affect MATS emissions standards for existing units. The MATS may ultimately require many coal-fired sources to install additional pollution control equipment or to close.

•

Fine Particulate Matter: The EPA has established NAAQS for both particulate matter with an aerodynamic diameter less than or equal to 10 microns (“PM10”), and fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns (“PM2.5”). Over the past decade, the EPA has taken several steps to lower the NAAQS for particulate matter, which is currently being implemented in a number of designated non-attainment areas. Most recently, in December 2012, the EPA issued a final rule to reduce the annual PM2.5 standard, retaining the existing 24-hour PM2.5 standard and the existing PM10 standards. The final rule will trigger a new round of non-attainment designations and ultimately regulation. Meeting the new PM2.5 standard also may require reductions of nitrogen oxide and SO2 emissions.

•

Ozone: The EPA's 1997 NAAQS for ozone, as amended in 2008, is being implemented in a number of designated non-attainment areas. In addition, the EPA proposed a more stringent ozone NAAQS in January 2010, with the EPA's review of the updated science regarding ozone currently scheduled for completion in 2013. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers may continue to become more demanding in the years ahead.

•

Regional Haze: Under the EPA's regional haze rule designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks, state implementation plans must either require designated facilities to install Best Available Retrofit Technology (“BART”) to reduce emissions that contribute to visibility problems or adopt an emissions trading program or other alternative program that provides greater reasonable progress towards improving visibility. The regional haze program, which the EPA first established in 1999, primarily affects the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In May 2012, the EPA issued a final rule that would authorize use of the CASPR trading programs in place of source-specific BART for SO2 and/or NOx emissions from power plants, enabling states to avoid further action under their regional haze implementation plans until 2018. Although the status of the final rule is in doubt following the court decision overturning the CASPR, we expect that emission reductions required under other rules will address many, but perhaps not all, of the emission reduction requirements of the regional haze rule.

Climate Change

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide and other GHGs which have been subject to public and regulatory concern with respect to climate change or global warming. Current and future regulation of GHGs may occur on various international, federal, state and local levels, including pursuant to future legislative action, EPA enforcement under the CAA, state laws, regional initiatives, and court orders.

Congress has actively considered proposals in the past several years to reduce GHG emissions, mandate electricity suppliers to use renewable energy sources to generate a certain percentage of power, promote the use of clean energy and require energy efficiency measures. Although no bills to reduce such emissions have yet to pass both houses of Congress, bills to reduce such emissions remain pending and others are likely to be introduced. Enactment of comprehensive climate change legislation could affect the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and have a material adverse effect on our business and the results of our operations.

The EPA has also begun regulating GHG emissions under the CAA after authorization by its December 2009 endangerment finding made in response to the 2007 U.S. Supreme Court's ruling in Massachusetts v. EPA. In May 2010, the EPA issued a "tailoring rule" that determines which stationary sources of greenhouse emissions need to obtain a construction or operating permit, and install best available control technology for GHG emissions, under the CAA when such facilities are built or significantly modified. Prior to this rule, permits would have been required for stationary sources with emissions that exceed either 100 or 250 tons per year, depending on the source. The tailoring rule increased this threshold for GHG emissions to 75,000 tons per year starting January 2011 with the intent to tailor the requirement to initially apply only to large stationary sources such as coal-fired power plants and large industrial plants.

Moreover, in October 2009, the EPA issued a final rule requiring certain emitters of GHGs, including coal-fired power plants, to monitor and report their annual GHG emissions to the EPA beginning in 2011 for emissions occurring in 2010. Future federal legislative action or judicial decisions to pending or future court challenges may change any of the foregoing final or proposed EPA findings and regulations.

In January 2014, the EPA published proposed new source performance standards for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. The proposed requirements, which are limited to new sources, require new fossil fuel-fired electric utility generating units greater than 25 megawatts to meet an output-based standard of 1,000 pounds of CO2 per megawatt-hour, based on the availability of natural gas combined cycle technology. No existing or proposed coal-fired electric utility generating units can meet this standard.

In some areas, carbon dioxide emissions are subject to state and regional regulation. For example, the Regional Greenhouse Gas Initiative (“RGGI”), calls for a significant reduction of carbon dioxide emissions from power plants in the participating northeastern states by 2018. The RGGI program calls for signatory states to stabilize carbon dioxide emissions from 2009 to 2015, followed by a 2.5% reduction each year from 2015 through 2018. Since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers. Other current and proposed GHG regulation include the Midwestern Greenhouse Gas Reduction Accord, the Western Regional Climate Action Initiative and recently enacted legislation and permit requirements in California and other states.

In June 2011, the U.S. Supreme Court ruled in American Electric Power Co., Inc. v. Connecticut that corporations cannot be sued for public nuisance based upon global warming allegedly caused by out-of-state emissions from fossil-fuel fired power plants under federal common law, primarily because the CAA delegates the management of carbon dioxide and other GHG emissions to the EPA.

In addition to direct regulation of GHGs, over 30 states have adopted mandatory "renewable portfolio standards," which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources. These standards generally range from 10% to 30% over time periods that extend from the present until between 2020 and 2030. Several other states have renewable portfolio standard goals that are not yet legal requirements. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.

These and other current or future climate change rules, court rulings or other legally enforceable mechanisms may require additional controls on coal fired power plants and industrial boilers and may cause some users of coal to switch from coal to lower carbon dioxide emitting fuels or shut down coal-fired power plants. Reasonably likely future regulation may include a carbon dioxide cap and trade program, a carbon tax or other regulatory regimes. The cost of future compliance may also depend on the likelihood that cost effective carbon capture and storage technology can be developed by the necessary date. The permitting of new coal-fired power plants has also recently been contested by regulators and environmental organizations based on concerns relating to GHG emissions. If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands.

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

•

Special Protections. The CWA and corresponding state laws also protect waters that states have been designated for special protections including those designated as: impaired (i.e., as not meeting present water quality standards) through total maximum daily load (“TMDL”) restrictions; and "high quality/exceptional use" stream designations that restrict discharges that could result in their degradation. Other requirements necessitate the treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids, and avoidance of impacts to streams, wetlands, other regulated water resources and associated riparian lands from surface and underground mining.

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

Since 2003, environmental groups have pursued litigation, particularly in West Virginia and Kentucky, challenging the validity of NWP 21 and various individual Section 404 permits authorizing valley fills associated with surface coal mining operations, primarily mountain-top removal operations. This litigation has resulted in delays in obtaining these permits and has increased permitting costs. One major decision in this line of litigation is the opinion of the U.S. Court of Appeals for the Fourth Circuit in Ohio Valley Environmental Council v. Aracoma Coal Company, 556 F.3d 177 (2009) (Aracoma), issued in February 2009. In Aracoma, the Fourth Circuit rejected the substantive challenges to the Section 404 permits involved in the case primarily based upon deference to the expertise of the Corps in review of the permit applications. In August 2010, the U.S. Supreme Court dismissed the petition for writ of certiorari in the case.

After the Fourth Circuit's Aracoma decision, however, the EPA undertook several initiatives to address the issuance of Section 404 permits for coal mining activities in the Eastern U.S. First, EPA began to comment on Section 404 permit applications pending before the Corps raising many of the same issues that had been decided in favor of the coal industry in Aracoma. Many of the EPA's comment letters were based on what the EPA contended was "new" information on the impacts of valley fills on downstream water quality. These EPA comments have created regulatory uncertainty regarding the issuance of Section 404 permits and have substantially expanded the time required for issuance of these permits.

In June 2009, the Corps, EPA and the U.S. Department of the Interior announced an interagency action plan for "Enhanced Coordination" of any project that requires both a SMCRA permit and a CWA permit designed to reduce the harmful environmental consequences of mountaintop mining in the Appalachian region. As part of this interagency memorandum of understanding, the Corps and EPA committed to undertake an "Enhanced Coordination Process" in reviewing Section 404 permit applications for such projects. Moreover, in April 2010, the EPA issued interim final guidance substantially revising the environmental review of CWA permits by state and federal agencies.

In 2010, the National Mining Association (“NMA”), the State of West Virginia, and the Kentucky Coal Association and other plaintiffs challenged the EPA’s Enhanced Coordination Process and interim detailed guidance in National Mining Association v. Jackson, et. al (D.D.C.). In July 2011, the EPA issued its Final Guidance document mooting the challenge to the EPA’s interim guidance; however, the District Court allowed the complaints to be amended setting up the proceedings for a final ruling. In October 2011, in granting plaintiffs’ partial motion for summary judgment, the District Court ruled that the EPA had exceeded its statutory authority, and that the challenged EPA guidance documents were legislative rules that were adopted in violation of notice and comment requirements of the Administrative Procedures Act. In July 2012, the District Court granted summary judgment on behalf of the plaintiffs overturning the Final Guidance and finding that the EPA overstepped its statutory authority under the CWA and SMCRA, and infringed on the authority afforded state regulators by those statutes in issuing the guidance. EPA filed appeals of lower courts’ decisions to Washington D.C. Circuit Court of Appeals. All of the briefs have been filed; including amici curiae briefs in support of NMA, the State of West Virginia and Kentucky Coal Association from a coalition of the states’ attorneys general and an industry group; and oral arguments took place in February 2014.

In February 2012, the Corps reauthorized and substantially modified NWP 21, limiting wetland impacts to ½ acre and stream impacts to 300 linear feet, as well as prohibiting its use to authorize valley fills associated with surface coal mining activities. The District Engineer, of the Corps, may waive the threshold limits of NWP if the discharge results in minimal individual and cumulative adverse effects on the aquatic environment. The 1⁄2-acre and 300 linear foot limits will substantially limit the utility of NWP 21 for surface coal mining activities.

However, in April 2013, the Sixth Circuit Court of Appeals in Kentucky Riverkeeper, Inc. v. Rowlette, 714 F.3d 402 (6th Cir. Ky. 2013), invalidated NWP 21 on the ground that the Corps had failed to prepare a required environmental impact statement.  Upon remand, the District Court for the Eastern District of Kentucky subsequently held that any project authorization in Kentucky under the vacated NWP 21 is invalid and must be set aside

Despite these rulings and the reauthorization of NWP 21, the EPA continues to make permitting for Appalachian surface coal mining activities more difficult, increase the regulatory burdens imposed on such projects, extend the time required to obtain permits and in general increase costs associated with obtaining and complying with those permits will increase substantially. Additionally, any future changes could further restrict our ability to obtain other new permits or to maintain existing permits.

In April 2013, the Washington D.C. Circuit Court of Appeals in Mingo Logan Coal Co (Mingo Logan). v. United States Environmental Protection Agency (714 F.3d 608, ELR 20094, No. 12-5150) reversed Washington D.C. District Court’s decision (850 F. Supp. 2d 133) that EPA exceeded its authority under CWA §404(c) when in 2010, EPA invalidated a 2007 U.S. Army Corps of Engineer permit issued to an Arch Coal, Inc. subsidiary, Mingo Logan, Spruce No. 1 mine authorizing impacts to waters of the United States after a 10-years environmental permitting process. The Washington D.C. District Court ruled that CWA §404 does not give EPA the power to render a permit invalid once it has been issued by the Corps. While acknowledging that Mingo Logan’s permit only expressly granted the Corps the power to suspend, modify or revoke it, and that the Corps denied EPA’s requests to do so, the appellate court nevertheless found that “Section 404 imposes no temporal limit on [EPA’s] authority to withdraw the Corps’ specification, but instead expressly empowers [it] to prohibit, restrict or withdraw the specification “whenever’ [it] makes a determination that the statutory “unacceptable adverse effect’ will result.” Because the lower court held that EPA did not have the underlying authority to retroactively veto a CWA Sec. 404 permit, it did not address the issue of whether EPA’s withdrawal or retroactive veto of the permit was lawful. The appellate court therefore, remanded this issue to district court. The appellate court decision creates more regulatory uncertainty for businesses required to obtain permits under the CWA in an already difficult permitting environment. After denial of a petition for rehearing en banc and extending the time to file, in November 2013 Mingo Logan filed petitioned the U.S. Supreme Court for writ of certiorari for a hearing on the merits of its appeal. In December 2013, the State of West Virginia and 26 other states (including Ohio) filed amici curiae briefs in support of Mingo Logan.

Black Lung Benefits Act

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (collectively “BLBA”), each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees to a trust fund for the payment of benefits and medical expenses to eligible claimants. The trust fund is funded by an excise tax on production of up to $0.55 per ton for surface-mined coal, not to exceed 4.4% of the gross sales price. In 2013, we recognized $3.2 million of expense related to this excise tax.

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

The Patient Protection and Affordable Care Act (“PPACA”), signed into law in March 2010, includes provisions, retroactive to 2005, which would (1) provide an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, without requiring proof that the death was due to pneumoconiosis, or black lung, and (2) establish a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition.

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

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”) affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management requirements.

At present, fossil fuel combustion wastes are exempt from hazardous waste regulation under RCRA. However, the failure in 2008 of an ash disposal dam in Tennessee focused attention on this issue. In May 2010, the EPA issued for public comment proposed regulations setting out two options for governing management and disposal of coal ash from coal-fired power plants. Under the more stringent option, the EPA would regulate coal ash as a “special waste” subject to RCRA Subtitle C hazardous waste standards when disposed in landfills or surface impoundments, which would be subject to stringent design, permitting, closure and corrective action requirements. Alternatively, coal ash would be regulated as non-hazardous waste under RCRA Subtitle D, with national minimum criteria for disposal but no federal permitting or enforcement. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. We currently cannot predict whether these rules, once finalized, will have a significant impact on coal used by electricity generators.

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

Employees

As of December 31, 2013, we employed 638 full-time employees to conduct our operations, including 494 employees involved in active mining operations, 112 employees in other operations, and 32 corporate employees. Our workforce is entirely union-free. We believe that we have good relations with these employees, and we continually seek their input with respect to our operations. Since our inception, we have had no history of work stoppages or union organizing campaigns.

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

We make our SEC filings available to the public, free of charge and as soon as practicable after they are filed with the SEC, through our Internet website located at http://www.OxfordResources.com. Our Annual Reports are filed on Form 10-K, our quarterly reports are filed on Form 10-Q, and current-event reports are filed on Form 8-K. We also file amendments to reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K.

GLOSSARY OF SELECTED TERMS

Ash: Impurities consisting of silica, alumina, calcium, iron and other noncombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Bituminous coal: A middle rank coal formed by additional pressure and heat on lignite. It is the most common type of coal with moisture content less than 20% by weight and heating value of 9,500 to 14,000 Btus per pound. It is dense and black and often has well-defined bands of bright and dull material. It may be referred to as soft coal.

British thermal unit or Btu: A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit). On average, coal contains about 11,000 Btu per pound.

Byproduct: Useful substances made from the gases and liquids left over when coal is made into coke.

Coal seam: A bed or stratum of coal, usually applies to a large deposit.

Compliance coal: Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btu, as required by Phase II of the Clean Air Act Acid Rain program.

Continuous miner: A machine that simultaneously extracts and loads coal. This is distinguished from a conventional, or cyclic, unit, which must stop the extraction process for loading to commence.

Dozer: A large, powerful tractor having a vertical blade on the front end for moving earth, rocks, etc.

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

Lignite: The lowest rank of coal with a high moisture content of up to 15% by weight and heat value of 6,500 to 8,300 Btus per pound. It is brownish black and tends to oxidize and disintegrate when exposed to air.

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

Nitrogen oxide (NOx): A gas formed in high temperature environments, such as coal combustion, that is a harmful pollutant and contributes to acid rain.

Northern Appalachia: Coal producing area in Maryland, Ohio, Pennsylvania and northern West Virginia.

Overburden: Layers of earth and rock covering a coal seam, that in surface mining operations must be removed prior to coal extraction.

Preparation plant: A facility for crushing, sizing and washing coal to prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content. While usually located on a mine site, one plant may serve multiple mines.

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

Recoverable reserve: The amount of coal that can be extracted from the Reserves. The recovery factor for surface mines is typically between 80% and 90%.

Reserve: That part of a mineral deposit that could be economically and legally extracted.

Selective catalytic reduction, or SCR, device: A means of converting nitrogen oxides, also referred to as NOx, with the aid of a catalyst into diatomic nitrogen (N2) and water (H2O).

Strip ratio: Strip ratio refers to the number of bank cubic yards of overburden or waste that must be removed to extract one ton of coal.

Sub-bituminous Coal: Dull coal that ranks between lignite and bituminous coal. Its moisture content is between 20% and 30% by weight and its heat content ranges from 7,800 to 9,500 Btus per pound.

Sulfur: One of the elements present in varying quantities in coal and which contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous byproduct of coal combustion.

Tipple: A structure where coal is loaded in railroad cars or trucks.

Thermal coal (aka Steam coal): Coal burned by electric power plants and industrial steam boilers to produce electricity, steam or both.

Tons: A “short,” or net, ton is equal to 2,000 pounds. A “long,” or British, ton is equal to 2,240 pounds. A “metric” ton is approximately 2,205 pounds. The short ton is the unit of measure referred to in this report.

Total maximum daily load: A calculation of the maximum amount of a pollutant that a body of water can receive per day and still safely meet water quality standards.

Item 1A.     Risk Factors

Risks Related to Our Business

While our partnership agreement requires that we distribute all of our available cash to our unitholders, we have suspended distributions and are currently prohibited from making distributions to our unitholders pursuant to the terms of our credit facilities.

While our partnership agreement requires us to distribute all of our available cash to our unitholders, we have suspended all distributions to our unitholders commencing with the first quarter of 2013.

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. Our credit facilities preclude us from making unitholder distributions during the term of our credit facilities. Any subsequent refinancing of our credit facilities or any new credit facilities could have similar restrictions.

During the period of such any suspension and/or prohibition, we establish reserves that reduce our available cash to zero, so that there is no available cash for distribution to our unitholders. We believe this is warranted by business conditions as well.

Under our partnership agreement, arrearage amounts resulting from suspension and/or prohibition of the common units’ distribution accumulate. Arrearage amounts resulting from suspension and/or prohibition of the subordinated units’ distribution do not accumulate. In the future, if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders. Any additional distribution amounts paid at that time are then paid to common unitholders until the previously unpaid accumulated arrearage amounts have been paid in full. At December 31, 2013, the accumulated arrearage amounts totaled $25.3 million.

Our credit facilities contain operating and financial restrictions that restrict our business and financing activities.

In addition to prohibiting the payment of unitholder distributions, our credit facilities also contain significant restrictions on our ability to incur additional liens or indebtedness, make fundamental changes or dispositions, make changes in the nature of our business, make certain investments, loans or advances, create certain lease obligations, make capital expenditures in excess of a certain amount, enter into transactions with affiliates, issue equity interests, and modify indebtedness, organizational and certain other documents. Our credit facilities also contain covenants requiring us to maintain certain financial ratios. Any subsequent refinancing of our credit facilities or any new credit facilities could have similar restrictions.

The provisions of our credit facilities may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit facilities could result in a default or an event of default that could enable our lenders to declare the outstanding principal of our debt under our credit facilities, together with accrued and unpaid interest, to be immediately due and payable. If the payment of such debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Our ability to comply with the covenants and restrictions contained in our credit facilities may be affected by events beyond our control that could hinder our ability to meet our financial forecasts, including prevailing economic, financial and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the covenants or restrictions, in our credit facilities, our indebtedness under our credit facilities may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments.  In addition, our obligations under our credit facilities are secured by substantially all of our assets and, if we are unable to repay our indebtedness under our credit facilities, the lenders could seek to foreclose on such assets.

For more information, please read “Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

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

•	our ability to meet financial covenants may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	our need to use a portion of our cash flow to make principal and interest payments will reduce the amount of funds that would otherwise be available for operations and future business opportunities;

•	our increased vulnerability to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions.

Increases in our total indebtedness would increase our total interest expense costs. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Certain provisions in our long-term supply contracts may provide limited protection during adverse economic conditions, may result in economic penalties, and/or may permit customers to terminate such contracts.

Price adjustment, "price re-opener" and other similar provisions in our supply contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Price re-opener provisions typically require the parties to agree on a new price. Failure of the parties to agree on a price under a price re-opener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our business, financial condition and/or results of operations.

Coal supply contracts also typically contain force majeure provisions allowing temporary suspension of performance by our customers or us during the duration of specified events beyond the control of the affected party. Most of our coal supply contracts also contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, certain of our supply contracts permit the customer to terminate the contract in the event of changes in regulations affecting our industry that increase the price of coal beyond a specified limit. Any events leading to the termination or suspension of one or more contracts could adversely affect our business, financial condition and/or results of operations.

We depend on supply contracts with a few customers for a significant portion of our revenues.

We sell a material portion of our coal under supply contracts. As of December 31, 2013, we had sales commitments for 90.7% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2014. When our current contracts with customers expire, our customers may decide not to extend existing contracts or enter into new contracts. In each of 2014 and 2015, 1.7 million tons are to be priced based on market indices, and in each of 2015, 2016 and 2017, 2.1 million tons are dependent upon reaching agreement during reopener periods. For the year ended December 31, 2013, we derived 93.9% of our total revenues from coal sales to our ten largest customers (including their affiliates), with our top three customers (including their affiliates) accounting for 74.1% of such revenues.

In the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including different pricing terms. Negotiations to extend existing contracts or enter into new long-term contracts with those and other customers may not be successful. In addition, interruption in the purchases by or operations of our principal customers could adversely affect our business, financial condition and/or results of operations. Unscheduled maintenance outages at our customers’ power plants and unseasonably moderate weather are examples of conditions that might cause our customers to reduce their purchases. We may have difficulty identifying alternative purchasers of our coal if our existing customers suspend or terminate their contracts.

For more information, please read “Part I, Item 1 - Business — Customers – Long-term coal supply contracts.”

We depend upon our ability to collect payments from our customers.

Our ability to receive payment for the coal we sell depends on the continued creditworthiness of our customers. Periods of economic volatility and tight credit markets increase the risk that we may not be paid.

If the creditworthiness of a customer declines, this would increase the risk that we may not be able to collect payment for some or all of the coal we delivered to that customer. If we determine that a customer is not creditworthy, we may not be required to deliver coal under the customer’s coal sales contract. If we are able to withhold shipments, we may decide to sell the customer’s coal on the spot market, which may be at prices lower than the contract price, or we may be unable to sell the coal at all.

Also, competition with other coal suppliers could force us to extend credit to customers on terms that could increase the risk of payment default.

In addition, we sell some of our coal to brokers who may resell our coal to end users, including utilities. These coal brokers may have only limited assets, making them less creditworthy than the end users. Under some of these arrangements, we have contractual privity only with the brokers and may not be able to pursue claims against the end users.

The bankruptcy or financial deterioration of any of our customers, whether an end user or a broker, could adversely affect our business, financial condition and/or results of operations.

A decline in demand for coal could adversely affect our ability to sell the coal we can produce and a decline in coal prices could render production from our coal reserves uneconomical.

Our results of operations and the value of our coal reserves are significantly dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs.  The prices we receive for coal depend upon factors beyond our control, including:

•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	a decline in prices under existing contracts where the pricing is tied to and adjusted periodically based on indices reflecting current market pricing;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climate or other natural conditions, including natural disasters;

•	the level of domestic and foreign taxes;

•	domestic and foreign economic conditions, including economic slowdowns;

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

Any adverse change in these factors could result in a decline in demand and lower prices for our coal.  In addition, the recent global economic downturn, coupled with the global financial and credit market disruptions, has had an impact on the coal industry generally and may continue to do so.  The demand for electricity, including demand from industrial customers, may remain at low levels or further decline if economic conditions remain weak.  If these trends continue, we may not be able to sell all of the coal we are capable of producing or sell our coal at prices comparable to recent years.  Recent low prices for natural gas, which is a substitute for coal-generated power, may also lead to continued decreased coal consumption by electricity-generating utilities.  A substantial or extended decline in the prices we receive under our coal supply contracts could adversely affect our business, financial condition and/or results of operations.

Any changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices, could affect our ability to sell the coal we produce.

We compete with coal producers in Northern Appalachia and the Illinois Basin and in other coal producing regions of the United States.  The domestic demand for, and prices of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry.  Thermal coal accounted for 100% of our coal sales volume for the year ended December 31, 2013. During this period, 74.3% of our thermal coal sales were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil, as well as alternative sources of energy. In 2013, the EIA estimates that coal consumption in the electric power sector totaled 859.3 million tons, a historic low, due to low natural gas prices paid by the electric generators that led to a significant increase in the share of natural gas-fired power generation. The economic stability of these markets has a significant effect on the demand for coal and the level of competition in supplying these markets. A decline in price for other fuels, such as natural gas and oil, with which we compete could cause demand for coal to decrease and adversely affect the price of our coal. For example, low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive.  Increased competition by coal producers or producers of alternate fuels could decrease the demand for, or pricing of, or both, for our coal, adversely affecting our business, financial condition and/or results of operations.

Unfavorable global or U.S. economic and market conditions could adversely impact the coal industry generally and us in particular.

Any global economic downturn, particularly with respect to the U.S. economy, and global financial and credit market disruptions, could have a negative impact on the coal industry generally and us in particular. For example, if the demand for electricity in our target markets decreases, this could lead to a decrease in coal consumption by customers. As a result, the coal inventory of our customers could increase leading to our customers curtailing future orders and causing a decrease in coal prices. Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery. Future economic downturns or further disruptions in the financial and credit markets could adversely affect our business, financial condition and/or results of operations.

An inability to acquire replacement coal reserves could adversely affect our ability to produce coal.

Our business, financial condition and results of operations depend substantially on obtaining coal reserves that have geological characteristics that enable them to be mined at competitive costs and to meet the coal quality needed by our customers.  Because we deplete our reserves as we mine coal, our future success and growth will depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable.  If we fail to acquire or develop additional reserves, our existing reserves will eventually be depleted.  Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines with certain valuable coal characteristics also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves could be limited by restrictions under our existing credit facilities or future debt agreements. Our inability to obtain reserves could adversely affect our business, financial condition and/or results of operations.

There could be inaccuracies in the estimates of our coal reserves.

We base our coal reserve and non-reserve coal deposit estimates on engineering, economic and geological data assembled and analyzed by our staff, which data is periodically audited by an independent engineering firm. These estimates are also based on the expected costs of production, projected sale prices and assumptions concerning the ability to obtain mining permits. The estimates of coal reserves and non-reserve coal deposits, as to both quantity and quality, are periodically updated to reflect the production of coal from the reserves, updated geologic models and mining recovery data, recently acquired coal reserves and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating quantities and qualities of coal reserves, and non-reserve coal deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results. These factors and assumptions, many of which we cannot control, relate to:

•	quality of the coal;

•	geologic and mining conditions, which may not be fully identified by available exploration data or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the rate of royalties payable on the coal;

•	the consequences of regulation, including the issuance of required permits, and taxes, including severance and excise taxes, and other payments to governmental agencies;

•	assumptions concerning the timing for the development of reserves; and

•

assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, as well as capital expenditures and development and reclamation costs.

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular property or group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers and accounting personnel, or by the same engineers and accounting personnel at different times, may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in the estimates related to our reserves could adversely affect our business, financial condition and/or results of operations.

Defects in title of the properties that we own or loss of any leasehold interests could limit our ability to mine these properties or result in significant unanticipated costs.

Our right to mine some of our reserves may be adversely affected by actual or alleged defects in title or boundaries. In order to perfect leases or mining contracts on property where these defects exist, we may have to incur unanticipated costs. In other situations, we could even lose our right to mine on that property. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, coal bed methane production, pipelines, roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated. Such defects in title could adversely affect our business, financial condition and/or results of operations.

An inability to obtain and/or renew permits necessary for our operations could prevent us from mining certain of our coal reserves.

Numerous governmental permits and approvals are required for mining operations, and we can face delays in, challenges to, and difficulties in acquiring, maintaining or renewing necessary permits and approvals, including environmental permits. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing mining operations or the development of future mining operations. In addition, the public has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. Over the past few years, the length of time needed to bring a new surface mine into production has increased because of the increased time required to obtain necessary permits. The slowing pace at which permits are issued or renewed for new and existing mines has materially impacted production in Appalachia, but could also affect other regions in the future.

Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and dredged or fill material into waters of the United States. Our surface coal mining operations typically require such permits to authorize activities such as the creation of sediment ponds and the reconstruction of streams and wetlands impacted by our mining operations. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits. An inability to obtain the necessary permits to conduct our mining operations or an inability to comply with the requirements of applicable permits could reduce our production and cash flows, which could adversely affect our business, financial condition and/or results of operations.

For more information, please read “Part I, Item 1. Business - Environmental, Safety and Other Regulatory Matters — Clean Water Act.”

Mining operations are subject to operating risks that could adversely affect production levels and operating costs.

Mining operations are subject to conditions and events beyond our control that could disrupt operations, resulting in decreased production levels and increased costs.

These risks include:

•	unfavorable geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

•	inability to acquire or maintain necessary permits or mining or surface rights;

•	changes in governmental regulation of the mining industry or the electric utility industry;

•	adverse weather conditions and natural disasters;

•	accidental mine water flooding;

•	labor-related interruptions;

•	transportation delays in barge, rail and truck systems due to weather-related problems, mechanical difficulties, strikes, bottlenecks, and other events;

•	mining and processing equipment unavailability and failures and unexpected maintenance problems;

•	our workforce could become unionized in the future; and

•	accidents, including fire and explosions from methane.

Any of these conditions may increase the cost of mining and delay or halt production at particular mines for varying lengths of time, which in turn could adversely affect our business, financial condition and/or results of operations.

In general, mining accidents present a risk of various potential liabilities depending on the nature of the accident, the location, the proximity of employees or other persons to the accident scene and a range of other factors. Possible liabilities arising from a mining accident include workers’ compensation claims or civil lawsuits for workplace injuries, claims for personal injury or property damage by people living or working nearby, and fines and penalties including possible criminal enforcement against us and certain of our employees. In addition, a significant accident that results in a mine shutdown could give rise to liabilities for failure to meet the requirements of coal-supply agreements, especially if the counterparties dispute our invocation of the force majeure provisions of those agreements. We maintain insurance coverage to mitigate the risks of certain of these liabilities, but those policies are subject to various exclusions and limitations. We cannot assure you that we will receive coverage under those policies for any personal injury, or property damage that may arise out of such an accident. Currently, we do not carry business interruption insurance and we may not carry other types of insurance in the future. Moreover, certain potential liabilities, such as fines and penalties, are not insurable risks. Thus, a serious mine accident may result in material liabilities that adversely affect our business, financial condition and/or results of operations.

Mining in Northern Appalachia and the Illinois Basin is more complex and involves more regulatory constraints than mining in other areas of the United States.

The geological characteristics of Northern Appalachian and Illinois Basin coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those of the depleting mines. These factors could adversely affect our business, financial condition and/or results of operations.

We may experience unexpected increases in the costs for steel, diesel fuel, explosives and other materials necessary for our mining operations.

Our coal mining operations are affected by commodity prices. We use significant amounts of steel, diesel fuel, explosives and other materials in our mining operations. The prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel could fluctuate significantly and unexpectedly. Additionally, a limited number of suppliers exist for explosives, and any of these suppliers may divert their products to other industries. Shortages in raw materials used in the manufacturing of explosives, which, in some cases, do not have ready substitutes, or the cancellation of supply contracts under which these raw materials are obtained, could increase the prices and limit the ability of us or our contractors to obtain these supplies. Future volatility in the prices and constraints on availability of steel, diesel fuel, explosives or other materials could adversely affect our business, financial condition and/or results of operations.

The assumptions underlying our reclamation and mine closure obligations could be materially inaccurate.

The Federal Surface Mining Control and Reclamation Act of 1977 and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. Estimates of our total reclamation and mine closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. While the estimate of our reclamation liability is reviewed regularly by our management, the estimate can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Such changes could adversely affect our business, financial condition and/or results of operations.

For more information, please read "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Reclamation and Mine Closure Costs."

Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to deliver coal to our customers.

We depend upon barge, rail and truck systems to deliver coal to our customers.   Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair our ability to deliver coal to our customers.  As we do not have long-term contracts with transportation providers to ensure consistent service, decreased performance levels over long periods of time could cause our customers to look to other sources for their coal needs.  In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad.

It is possible that one or more states in which our coal is transported by truck may modify their laws to further limit truck weight limits.  Such legislation efforts could result in shipment delays and increased costs. If transportation services are disrupted, or if transportation costs increase significantly and we are unable to find alternative transportation providers at comparable prices, our business, financial condition and/or results of operations could be adversely affected.

Forward-purchase contracts related to our diesel fuel requirements may prevent us from benefiting from price decreases.

We enter into forward-purchase contract arrangements for a portion of our anticipated diesel fuel and explosive needs. Additionally, some of our expected diesel fuel requirements are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, that allow for a change in the price per coal ton sold. Price changes typically lag the changes in diesel fuel costs by one quarter. While our strategy provides us protection in the event of price increases to our diesel fuel, it may also prevent us from the benefits of price decreases. If prices for diesel fuel decreased significantly below our forward-purchase contracts, we would lose the benefit of any such decrease.

A shortage of skilled labor in the mining industry could reduce productivity and increase operating costs.

Efficient coal mining using modern techniques and equipment requires skilled laborers. The coal industry is experiencing a shortage of skilled labor, as well as rising labor and benefit costs, due in large part to demographic changes as existing miners are retiring at a faster rate than new miners are entering the workforce. If the shortage of experienced labor continues or worsens or coal producers are unable to train enough skilled laborers, there could be an adverse impact on productivity, an increase in our costs, and our ability to expand production may be limited. If our productivity decreases or labor prices increase, our business, financial condition and/or results of operations could be adversely affected.

Our workforce could become unionized in the future.

Currently, none of our employees are represented under collective bargaining agreements.  However, all of our workforce may not remain union-free in the future.  If some or all of our workforce were to become unionized, it could adversely affect our productivity and labor costs and increase the risk of work stoppages, all of which could adversely affect our business, financial condition and/or results of operations.

The government extensively regulates mining operations, especially with respect to mine safety and health, which has the potential to significantly increase costs or limit our ability to produce coal.

Coal mining is subject to inherent risks to safety and health. As a result, the coal mining industry is subject to stringent safety and health standards. Fatal mining accidents have led to increased regulatory scrutiny of coal mining operations, particularly those underground. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations.

Within the last few years, the industry has seen enactment of the Federal Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”), subsequent additional legislation and regulation imposing significant new safety initiatives and the Dodd-Frank Act, which, among other things, imposes new mine safety reporting requirements. The MINER Act significantly amended the Federal Mine Safety and Health Act of 1977, imposing more extensive and stringent compliance standards, increasing criminal penalties, establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA issued new or more stringent rules and policies on a variety of topics, including:

•	mine safety equipment, training and emergency reporting requirements;

•	substantially increased civil penalties for regulatory violations; and

•	training and availability of mine rescue teams.

Subsequently, various coal producing states, including West Virginia, Ohio and Kentucky, have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additional federal and state legislation that would further increase mine safety regulation, inspection and enforcement is being considered, particularly with respect to underground mining operations.

MSHA is also considering a new rule regarding respirable coal dust that, if promulgated, would lower the allowable average concentration of respirable dust, allow for single shift sampling to determine noncompliance and establish regulations for the use of Continuous Personal Dust Monitors, among other things. Although still in the comment stage, this proposed rule could require significant expenditures in order to comply.

Although we are unable to quantify the impact, implementing and complying with these new laws and regulations could adversely affect our business, financial condition and/or results of operations and could result in harsher sanctions in the event of any violations.

For more information, please read “Part I, Item 1 - Business—Environmental, Safety and Other Regulatory Matters.”

Federal legislation could result in higher healthcare costs.

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, impacting our costs of providing healthcare benefits to our eligible active employees, with both short-term and long-term implications. In the short term, our healthcare costs could increase due to, among other things, an increase in the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual. In the long term, our healthcare costs could increase for these same reasons, as well as due to an excise tax on “high cost” plans, among other things. Implementation of this legislation is expected to extend through 2018.

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain governmental agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will continue to evaluate the impact of the PPACA, including any new regulations or interpretations, in future periods.

Any increase in cost, as a result of legislation or otherwise, could adversely affect our business, financial condition and/or results of operations.

Federal and state laws require surety bonds to secure obligations to reclaim mined property, and an inability to acquire or failure to maintain, obtain or renew these surety bonds could have an adverse effect on our ability to produce coal.

We are required under federal and state laws to place and maintain bonds to secure our obligations to return property to its approximate original state after the property has been mined (often referred to as "reclamation") and to satisfy other obligations, such as coal leases and the performance of specific tasks. Federal and state governments could increase bonding requirements in the future and we may have difficulty procuring or maintaining our surety bonds. Additionally, our bond issuers may demand higher fees, additional collateral, including supporting letters of credit or posting cash collateral or other terms less favorable to us upon those renewals. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal laws, could subject us to fines and penalties as well as the loss of our mining permits.

In the future, it is possible that we may have difficulty obtaining or maintaining our surety bonds. Due to current economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may also have difficulty satisfying the liquidity requirements under our existing surety bond contracts.

Our inability to obtain or maintain the required surety bonds could adversely affect our business, financial condition and/or results of operations.

Mining operations are subject to extensive and costly environmental laws and regulations, and such current and future laws and regulations could materially increase our operating costs or limit our ability to produce and sell coal.

The coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, protection of wetlands, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability. The costs, liabilities and requirements associated with these laws and regulations are significant, time-consuming and may delay commencement or continuation of our operations.

The possibility exists that new laws or regulations (or new judicial interpretations or enforcement of existing laws and regulations) could materially affect our mining operations and our business, financial condition and/or results of operations, either through direct impacts such as those regulating our existing mining operations, or indirect impacts such as those that discourage or limit our customers' use of coal. Although we believe that we are in substantial compliance with existing laws and regulations, we may, in the future, experience violations that would subject us to administrative, civil and criminal penalties and a range of other possible sanctions. As a result, the consequences for any noncompliance may become more significant in the future.

Our operations use petroleum products, coal processing chemicals and other materials that may be considered "hazardous materials" under certain environmental laws and have the potential to generate byproducts, all of which may affect runoff or drainage water. In the event of environmental contamination or a release of these byproducts, we could become subject to claims for toxic torts, natural resource damages and other damages and for the investigation and cleanup of soil, surface water, groundwater, and other media, as well as abandoned and closed mines located on property we operate. Such claims may arise out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire.

Any of these conditions could adversely affect our business, financial condition and/or results of operations.

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances.

Federal or state regulatory agencies have the authority to temporarily or permanently close a mine following significant health and safety incidents, such as a fatality. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, and potentially at prices higher than our cost to produce coal, to fulfill these obligations, and negotiate settlements with customers, which may include price and quantity reductions, the extension of time for delivery, or contract termination. Additionally, we may be required to incur capital expenditures to re-open the mine. These actions could adversely affect our business, financial condition and/or results of operations.

Federal and state laws restricting the emissions of GHGs in areas where we conduct our business or sell our coal could adversely affect demand for our coal.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as GHGs and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and impacting climate.  In response to such studies, the U.S. Congress is considering legislation to reduce emissions of green house gas (“GHG”).  Many states have already taken legal measures to reduce emissions, primarily through the development of regional GHG cap-and-trade programs.

In the wake of the Supreme Court's April 2007 decision in Massachusetts, et al. v. EPA, which held that GHGs fall under the definition of “air pollutant” in the CAA, in December 2009 the EPA issued a final rule declaring that six GHGs, including carbon dioxide and methane, “endanger both the public health and the public welfare of current and future generations.” The issuance of this “endangerment finding” allows the EPA to begin regulating GHG emissions under existing provisions of the CAA.  There are many regulatory approaches currently in effect or being considered to address GHGs, including U.S. treaties, new federal or state legislation that may impose a carbon emissions tax, or establish a cap-and-trade program and regulation by the EPA.

The permitting of new coal-fired power plants has also been contested by state regulators and environmental organizations for concerns related to GHG emissions from the new plants.  In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to EPA’s Environmental Appeals Board.  As state permitting authorities continue to consider GHG control as part of major source permitting Best Available Control Technology (“BACT”) requirements, costs associated with new facility permitting and use of coal could increase substantially.  A growing concern is the possibility that BACT will be determined to be the use of an alternative fuel to coal.

As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less GHG emissions, possibly further reducing demand for our coal, which could adversely affect our business, financial condition and/or results of operations.

For more information, please read “Part I, Item 1 - Business — Environmental, Safety and Other Regulatory Matters — Climate Change.”

Existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds could affect coal consumers and as a result reduce demand for our coal.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants and other consumers that burn our coal.  These laws and regulations can require significant emission control expenditures, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  A certain portion of our coal has a medium to high sulfur content, which results in increased sulfur dioxide emissions when combusted and therefore the use of our coal imposes certain additional costs on customers.  Accordingly, these laws and regulations may affect demand and prices for our higher sulfur coal.  A reduction in demand for our coal could adversely affect our business, financial condition and/or results of operations.

For more information, please read “Part I, Item 1 - Business — Environmental, Safety and Other Regulatory Matters — Air Emissions.”

The success of our business is dependent on key personnel.

We depend on the services of our senior management team and other key personnel. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. The loss of the services of any member of senior management or key employee could adversely affect our business, financial condition and/or results of operations.

In the future, cash distributions may not be received from Harrison Resources, and Harrison Resources may not be able to acquire additional reserves on economical terms.

In January 2007, we entered into a joint venture, Harrison Resources, with CONSOL. Pursuant to its operating agreement, all members of Harrison Resources must approve cash distributions, other than tax distributions, to its members. Prior to 2012, cash distributions were approved and received on a quarterly basis. In 2012 and 2013, the members of Harrison Resources did not approve any cash distributions, as it was necessary to reserve cash to pay coal reserve acquisition costs. Distributions are not anticipated in 2014 as it is expected that it will be necessary to continue to reserve cash for similar purposes. For that reason and otherwise, there can be no assurance that we will receive cash distributions from Harrison Resources in the future.

CONSOL controls the vast majority of the additional reserves in Harrison County, Ohio that could be acquired by Harrison Resources in the future. However, CONSOL has no obligation to sell those reserves to Harrison Resources, and we cannot assure you that Harrison Resources could acquire those or other reserves on acceptable terms. As a result, the growth of, and therefore our ability to receive future distributions from, Harrison Resources may be limited, which could adversely affect our business, financial condition and/or results of operations.

We are subject to various legal proceedings.

We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could adversely affect our business, financial condition and/or results of operations.

Risks Inherent in an Investment in Us

Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.

Fiduciary duties owed to our unitholders by our general partner are prescribed by law and the partnership agreement. The Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) provides that Delaware limited partnerships may, in their partnership agreements, restrict the fiduciary duties owed by the general partner to limited partners and the partnership. Our partnership agreement contains such provisions. For example, our partnership agreement:

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

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit committee of the board of directors of our general partner acting as a conflicts committee, and not involving a vote of our unitholders, must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Our general partner and its affiliates may have conflicts of interest with us, and their limited fiduciary duties to our unitholders may permit them to favor their own interests to the detriment of our unitholders.

C&T Coal owns an 18.0% limited partner interest in us, AIM Oxford owns a 35.3% limited partner interest in us, and C&T Coal and AIM Oxford own substantially all of and control our general partner and its 2.0% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between C&T Coal and AIM Oxford and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

•

our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and issuances of additional partnership securities and reserves, each of which can affect our financial condition;

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

•

our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units which could cause unitholders to sell units at a time and price that may not be desirable;

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

For more information, please read “— Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.”

Our unitholders have limited voting rights, are not entitled to elect our general partner or its directors and have limited ability to remove our general partner without its consent.

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

Our unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 80% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Affiliates of our general partner own 53.3% of our common units and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

At any time that our general partner and its affiliates own more than 80.0% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price.  As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment.  Our unitholders may also incur a tax liability upon a sale of their common units.  Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right.  There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right.  If our general partner exercised its limited call right, the effect would be to take us private and, if the common units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

We may issue additional units without unitholder approval.

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

•

the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase, because a lower percentage of total outstanding units will be subordinated units;

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

The market price of our common units could be impacted by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.

A unitholder may sell some or all of our common units that it owns or it may distribute our common units to the holders of its equity interests and those holders may dispose of some or all of these units. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly-traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Cost reimbursements may be due to our general partner and its affiliates.

We will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion in accordance with the terms of our partnership agreement. In determining the costs and expenses allocable to us, our general partner is subject to its fiduciary duty, as modified by our partnership agreement, to the limited partners, which requires it to act in good faith. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us. We are managed and operated by executive officers and directors of our general partner. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our cash.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our financial condition would be adversely affected. Therefore, if we were treated as a corporation for federal income tax purposes there could be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We could be subjected to additional entity-level taxation by individual states.

Changes in current state law may subject us to additional entity-level taxation by individual states.  Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.  Imposition of any such taxes could adversely affect our financial condition.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. In the past, members of the U.S. Congress have considered substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any changes could negatively impact the value of an investment in our common units.

Certain federal income tax preferences currently available with respect to coal exploration and development may be eliminated in future legislation.

Among the changes contained in President Obama’s most recent budget proposal (the “Budget Proposal”) is the elimination of certain key U.S. federal income tax preferences relating to coal exploration and development. The Budget Proposal would have: (i) eliminated current deductions, the 60-month amortization period and the 10-year amortization period for exploration and development costs relating to coal and other hard mineral fossil fuels, (ii) repealed the percentage depletion allowance with respect to coal properties, (iii) repealed capital gains treatment of coal and lignite royalties and (iv) excluded from the definition of domestic production gross receipts all gross receipts derived from the production of coal and other hard mineral fossil fuels. The passage of any legislation effecting changes similar to those in the Budget Proposal in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, we could incur costs for the contest and the market for our common units could be affected.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs could adversely affect our financial condition.

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

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased, and the IRS could challenge this treatment.

Because we cannot match transferors and transferees of our common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from a sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred, and the IRS could challenge this treatment.

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

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders, and the IRS could challenge this treatment.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS could challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in our unitholders’ taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business principally in Kentucky, Ohio and Pennsylvania. Each of these states currently imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B.           Unresolved Staff Comments

None.

Item 2.              Properties

Mining Operations

See “Part I, Item 1 - Business - Operations” for specific information about our mining operations.

Coal Reserves

We base our coal reserve estimates on engineering, economic and geological data assembled and analyzed by our staff. These estimates are also based on the expected cost of production and projected sale prices and assumptions concerning permitability. The estimates of coal reserves as to both quantity and quality are periodically updated to reflect the production of coal from the reserves, updated geologic models and mining recovery data, coal reserves recently acquired and estimated costs of production and sales prices. Changes in mining methods may increase or decrease the recovery basis for a coal seam as will plant processing efficiency tests.

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. At December 31, 2013, an audit review of our coal reserves was completed by John T. Boyd Company, an independent mining and geological consulting firm. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

As of December 31, 2013, we owned 13.7% of our coal reserves and leased 86.3% of our coal reserves from various third parties. As of December 31, 2013, we controlled an estimated 81.6 million tons of proven and probable reserves, including 24.3 million tons of underground reserves we sublease to a third party.

The following table provides information as of December 31, 2013 on the location of our operations and the amount and ownership of our coal reserves:

	Total Proven and Probable Coal Reserves
Mining Complex	Total	Owned	Leased
	(tons in thousands)
Surface Mining Operations:
Northern Appalachia (principally Ohio)
Cadiz	6,943	3,769	3,174
Tuscarawas	7,371	185	7,186
Plainfield	2,771	737	2,034
Belmont	11,923	1,054	10,869
New Lexington	7,314	944	6,370
Harrison (1)	2,984	2,984	-
Noble	1,627	-	1,627
Total Northern Appalachia	40,933	9,673	31,260

Illinois Basin (Kentucky)
Muhlenberg	16,296	1,473	14,823
Total Illinois Basin	16,296	1,473	14,823
Total Surface Mining Operations	57,229	11,146	46,083

Underground Coal Reserves:
Tusky	24,331	-	24,331
Total Underground Coal Reserves	24,331	-	24,331
Total	81,560	11,146	70,414

Percentage of Total	100.0%	13.7%	86.3%

(1)

The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL owns the remaining 49% of Harrison Resources through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2013 as required by GAAP, proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2013:

	As Received Basis(1)
				Lbs. of	Proven and Probable Coal Reserves
				SO2/mm	Sulfur Content(1)
Mining Complex	Btu/lb.	% Ash	% Sulfur	Btu	<2%	2-4%	>4%	Total
					(tons in thousands)
Surface Mining Operations:
Northern Appalachia (principally Ohio)
Cadiz	11,370	12.9	3.3	5.9	663	4,213	2,067	6,943
Tuscarawas	11,825	10.3	4.2	7.1	940	1,643	4,788	7,371
Plainfield	11,836	9.3	4.4	7.5	--	765	2,006	2,771
Belmont	11,820	12.6	4.2	7.0	--	3,885	8,038	11,923
New Lexington	11,105	13.0	4.1	7.4	--	2,621	4,693	7,314
Harrison(2)	11,287	12.8	1.9	3.4	1,959	1,025	--	2,984
Noble	11,242	11.1	4.9	8.7	--	--	1,627	1,627
Illinois Basin (Kentucky)
Muhlenberg	11,314	11.3	3.6	6.4	--	15,884	412	16,296
Underground Coal Reserves:
Tusky	12,900	5.3	2.1	3.2	3,768	20,563	--	24,331

______________

(1)	As received represents an analysis of a sample as received at a laboratory operated by a third party.
(2)

The Harrison mining complex is owned by Harrison Resources. We own 51% of Harrison Resources and CONSOL owns the remaining 49% of Harrison Resources through one of its subsidiaries. Because the results of operations of Harrison Resources are included in our consolidated financial statements for the year ended December 31, 2013 as required by GAAP, proven and probable coal reserves attributable to the Harrison mining complex are presented on a gross basis assuming we owned 100% of Harrison Resources.

Office Facilities

We lease office space in Columbus, Ohio for our executives and related administrative support staff. Our lease at 41 South High Street, Columbus, Ohio expires in February 2015. In addition, we own buildings, primarily for our administrative support and operational support staffs, located at 544 Chestnut Street, Coshocton, Ohio and 40580 Cadiz-Piedmont Road, Cadiz, Ohio, respectively.

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

Item 4.             MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K for the year ended December 31, 2013 is included as Exhibit 95 to this Annual Report on Form 10-K.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units began trading on the NYSE under the symbol "OXF" on July 14, 2010. On February 28, 2014, the closing market price for our common units was $1.18 per unit. The following table sets forth the range of the daily high and low sales prices and cash distribution per common unit and the cash distribution per subordinated unit for the periods indicated:

Period	High Price	Low Price	Common Unit Distribution(1)	Subordinated Unit Distribution(1)
First Quarter 2012	$17.93	$6.75	$0.4375	$0.4375
Second Quarter 2012	$9.74	$6.50	$0.4375	$0.1000
Third Quarter 2012	$9.98	$7.29	$0.2000	$-
Fourth Quarter 2012	$11.75	$4.25	$-	$-

First Quarter 2013	$6.11	$2.11	$-	$-
Second Quarter 2013	$3.45	$2.10	$-	$-
Third Quarter 2013	$2.86	$1.90	$-	$-
Fourth Quarter 2013	$1.99	$1.08	$-	$-

(1)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

As of February 28, 2014, we had outstanding 10,589,149 common units, 10,280,380 subordinated units and 423,494 general partner units. We also had outstanding warrants to purchase an aggregate of 1,955,666 common units and 1,814,185 subordinated units at an exercise price of $0.01 per unit. There were approximately 32 record holders of common units on December 31, 2013. The number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. All of the subordinated units and general partner units, for which there is no established public trading market, are held by affiliates of our general partner. The affiliates of our general partner are entitled to receive quarterly distributions on the subordinated units only after sufficient distributions (including any arrearage amounts) have been made on the common units.

Cash Distribution Policy

Our partnership agreement requires that we distribute all of our available cash quarterly. Under our partnership agreement, available cash is generally defined to mean, for each quarter, cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law to make payments related to any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash may also include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Our partnership agreement provides that, during a period of time referred to as the “subordination period,” the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4375 per common unit, which amount is defined in our partnership agreement as the “minimum quarterly distribution,” plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. No arrearages are payable on the subordinated units.

The subordination period will end on the first business day after we have earned and paid from operating surplus generated in the applicable period at least (i) $1.75 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit and the corresponding distribution on our general partner units for each of three consecutive, non-overlapping four quarter periods ending on or after September 30, 2013 or (ii) $0.65625 per quarter (150.0% of the minimum quarterly distribution, which is $2.625 on an annualized basis) on each outstanding common and subordinated unit and the corresponding distributions on our general partner units for any four quarter period ending on or after September 30, 2012. In addition, the subordination period will end upon the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal, and in that case each outstanding subordinated unit will convert into one common unit and any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished. All of our subordinated units are held by AIM Oxford and C&T Coal.

Our general partner is entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 423,494 general partner units. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.5031 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on common units or subordinated units that it owns. We did not pay our general partner any amounts with respect to its incentive distribution rights in connection with distributions for 2013.

In January 2013 we determined to suspend the cash distributions on both our common and subordinated units, based upon continued weakness in the coal markets. Under our partnership agreement, arrearage amounts resulting from suspension of the common units distribution accumulate. Arrearage amounts resulting from suspension of the subordinated units distribution do not accumulate. In the future if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders. Any additional distribution amounts paid at that time are then paid to common unitholders until their previously unpaid accumulated arrearage amounts have been paid in full. At December 31, 2013, the accumulated arrearage amount totaled $25.3 million.

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility, which credit facilities have customary financial and other covenants, and also preclude us from making unitholder distributions during their terms. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation —Recent Developments — Credit Facilities.”

Unregistered Sales of Equity Securities

In July 2010, in connection with the closing of our initial public offering, our general partner contributed 175,000 of our common units to us in exchange for 175,000 general partner units in order to maintain its 2.0% general partnership interest in us. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the years ended December 31, 2012, 2011, and 2010 we received contributions of approximately $12,554, $28,535, and $22,237, respectively, from our general partner as consideration for the issuance to our general partner of 1,450, 1,411, and 1,026 general partner units, respectively. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In June 2013, in connection with the second lien credit facility, certain lenders and lender affiliates received warrants entitling them to purchase an aggregate of 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

During 2013, we did not make any purchases of our common units and no such purchases were made on our behalf.

Securities Authorized for Issuance Under Equity Compensation Plan

Please read the information in this Annual Report on Form 10-K under “Part II, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Item 6.     Selected Financial and Operating Data

The following table presents our selected financial and operating data, as well as that of our predecessor and wholly owned subsidiary, Oxford Mining, as of the dates and for the periods indicated. The following table should be read in conjunction with “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL AND OPERATING DATA

	Oxford Resource Partners, LP Year Ended December 31,
	2013	2012	2011	2010	2009
		(in thousands, except per ton amounts)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Coal sales	$336,201	$364,928	$391,046	$350,057	$286,661
Other revenue	10,566	8,599	9,331	8,369	7,183
Total revenues	346,767	373,527	400,377	358,426	293,844
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	268,130	288,782	316,574	264,350	200,766
Purchased coal	22,297	23,685	13,480	22,024	19,487
Total cost of coal sales (excluding depreciation, depletion and amortization)	290,427	312,467	330,054	286,374	220,253
Cost of other revenue	1,619	1,195	1,799	2,380	1,245
Depreciation, depletion and amortization	48,081	51,170	51,905	42,329	25,902
Selling, general and administrative expenses	17,297	15,629	13,739	17,257	13,242
Impairment and restructuring expenses	1,761	15,650	-	-	-
(Gain) loss on disposal of assets	(6,488)	(8,021)	1,352	1,228	1,177
Total costs and expenses	352,697	388,090	398,849	349,568	261,819
(LOSS) INCOME FROM OPERATIONS	(5,930)	(14,563)	1,528	8,858	32,025
Interest income	4	10	13	12	35
Interest expense	(21,054)	(11,500)	(9,870)	(9,511)	(6,484)
Change in fair value of warrants	3,280	-	-	-	-
Gain on purchase of business (1)	-	-	-	-	3,823
NET (LOSS) INCOME	(23,700)	(26,053)	(8,329)	(641)	29,399
Net income attributable to noncontrolling interest	(1,225)	(755)	(4,748)	(6,710)	(5,895)
Net (loss) income attributable to Oxford
Resource Partners, LP unitholders	(24,925)	(26,808)	(13,077)	(7,351)	23,504
Net (loss) income allocated to general partner	(497)	(535)	(261)	(147)	467
Net (loss) income allocated to limited partners	$(24,428)	$(26,273)	$(12,816)	$(7,204)	$23,037
Net (loss) income per limited partner unit:
Basic	$(1.07)	$(1.27)	$(0.62)	$(0.45)	$2.09
Diluted	$(1.07)	$(1.27)	$(0.62)	$(0.45)	$2.08
Weighted average number of limited partner units outstanding:
Basic	22,776,481	20,711,952	20,641,127	15,887,977	11,033,840
Diluted	22,776,481	20,711,952	20,641,127	15,887,977	11,083,170
Distributions paid per unit:
Limited partners:
Common	$-	$1.5125	$1.7500	$0.5826 (2)	N/A
Subordinated	$-	$0.6375	$1.7500	$0.5826 (2)	$1.2000
General partner	$-	$1.0750	$1.7500	$0.5826 (2)	$1.2000

SELECTED FINANCIAL AND OPERATING DATA - (continued)

	Oxford Resource Partners, LP Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per ton amounts)
STATEMENT OF CASH FLOWS DATA:
Cash flows from:
Operating activities	$9,676	$33,587	$41,288	$36,184	$36,866
Investing activities	(12,873)	(9,870)	(38,198)	(80,810)	(47,400)
Financing activities	2,309	(22,772)	(947)	42,149	(2,558)

OTHER FINANCIAL DATA:
Adjusted EBITDA (3)	$42,107	$47,917	$58,785	$58,327	$62,862
Capital expenditures	20,297	24,476	39,047	92,133	35,692
Cash reclamation expenditures	8,222	8,966	5,491	3,430	3,358

BALANCE SHEET DATA (at period end):
Cash	$3,089	$3,977	$3,032	$889	$3,366
Accounts receivable	25,850	19,792	28,388	28,108	24,403
Inventory	13,840	12,554	12,000	12,640	8,801
Property, plant and equipment, net	144,426	158,483	195,607	198,694	149,461
Total assets	224,355	220,899	261,265	261,071	203,363
Total debt (current and long-term)	163,276	144,527	143,755	102,986	95,711

OPERATING DATA:
Produced tons	6,147	6,817	8,078	7,417	5,781
Purchased tons	455	533	380	734	530
Tons of coal sold	6,602	7,350	8,458	8,151	6,311
Tons sold under long-term contracts (4)	96.7%	95.9%	96.6%	95.9%	97.8%
Coal sales revenue per ton	$50.93	$49.65	$46.23	$42.95	$45.42
Below-market sales contract amortization per ton	(0.01)	(0.08)	(0.11)	(0.17)	-
Cash coal sales revenue per ton	50.92	49.57	46.12	42.78	45.42
Cash cost of coal sales per ton	(43.99)	(42.51)	(39.02)	(35.13)	(37.87)
Cash margin per ton	$6.93	$7.06	$7.10	$7.65	$7.55

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

Reconciliation to GAAP Measures

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

Reconciliation of net (loss) income to Adjusted EBITDA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income	$(23,700)	$(26,053)	$(8,329)	$(641)	$29,399
Adjustments:
Interest expense, net of interest income	21,050	11,490	9,857	9,499	6,449
Depreciation, depletion and amortization	48,081	51,170	51,905	42,329	25,902
Change in fair value of warrants	(3,280)	-	-	-	-
Impairment and restructuring expenses	1,761	15,650	-	-	-
(Gain) loss on disposal of assets, net	(6,488)	(8,021)	1,352	1,228	1,177
Below-market coal sales contract amortization	(60)	(623)	(939)	(1,424)	(1,705)
Non-cash equity-based compensation expense	1,441	1,262	1,077	942	472
Non-cash changes in mine reclamation obligations	2,293	1,567	3,355	5,742	4,991
Non-recurring costs:
Debt refinancing expenses	3,109	-	-	-	-
Other	(2,100)	1,475	507	652	(3,823)
Adjusted EBITDA	$42,107	$47,917	$58,785	$58,327	$62,862

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that include numerous risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial and Operating Data” and the audited consolidated financial statements and notes thereto of Oxford Resource Partners, LP and its subsidiaries appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia.

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

Currently, we have 16 active surface mines and manage these mines as six mining complexes. Our operations also include a river terminal, strategically located in eastern Ohio. For the year ended December 31, 2013, we generated revenues of $346.8 million and had a net loss of $23.7 million. For the year ended December 31, 2013, we produced 6.1 million tons of coal, purchased 0.5 million tons of coal, and sold 6.6 million tons of coal. Of the coal tons sold, 96.7% were sold pursuant to long-term coal supply contracts.

Recent Developments

Illinois Basin Restructuring

As previously disclosed in our public filings, in the first quarter of 2012 we received a termination notice from a customer related to a 0.8 million tons per year coal supply contract fulfilled from our Illinois Basin operations. In response, with respect to the Illinois Basin operations, we idled a mine and the related preparation plant, closed our lab, reduced operations at two other mines, terminated a significant number of employees and substituted purchased coal for mined and washed coal on certain sales contracts.

As of December 31, 2013, all Illinois Basin production has been idled, with the redeployment of the remaining Illinois Basin equipment being moved to our Northern Appalachian operations expected to be completed during the first quarter of 2014. We expect these remaining restructuring efforts to cost an additional $0.1 million. Additionally, we are seeking to sell the remaining Illinois Basin equipment, consisting of a large-capacity shovel and several smaller pieces of equipment, and would consider offers for the remaining coal reserves and/or facilities related to the Illinois Basin operations.

Sale of Oil and Gas Mineral Rights

In June 2013 and April 2012, we completed the sale of certain oil and gas rights on land in eastern Ohio for $6.1 million and $6.3 million, respectively, and future royalties. We expect royalty revenues to be generated from these rights in the future.

Credit Facilities

In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. These facilities include (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement (the “First Lien Financing Agreement”) and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the second lien lender) under a financing agreement (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).

The first lien credit facility matures in September 2015 with an option to extend to June 2016, and the second lien credit facility matures in December 2015 with an option to extend to September 2016, if certain conditions are met. As of December 31, 2013, the blended cash interest rate for both credit facilities was 9.53%. The Financing Agreements contain customary financial and other covenants, and also preclude making unitholder distributions during the terms of the credit facilities. Borrowings under the credit facilities are secured by substantially all of our assets. The initial net proceeds of the credit facilities were used to retire our previous revolving credit and term loan credit facility, to cash collateralize certain existing letters of credit, and to pay fees and expenses related to the credit facilities. As of December 31, 2013, we were in compliance with all covenants under the Financing Agreements.

Warrants

In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase an aggregate of 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. The warrants are free standing financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value with the change in fair value reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount will be amortized through interest expense over the life of the second lien credit facility using the effective interest method. For the year ended December 31, 2013, the fair value of the warrants decreased $3.3 million. See Note 11 for fair value disclosures.

First Lien Credit Facility

As of December 31, 2013, we had a term loan of $69.3 million outstanding under the first lien credit facility. We are obligated to make quarterly principal payments of $1.3 million commencing in June 2014, with repayment of the then outstanding balance at maturity. Borrowings on the term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 1.5%) plus 6.75% or the Reference Rate (as defined in the First Lien Financing Agreement) (floor of 3.00%) plus 6.25%. As of December 31, 2013, the first lien credit facility term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.

The first lien credit facility also includes a $25 million revolving credit facility under which $19.5 million was outstanding as of December 31, 2013. The revolving credit facility bears interest at the same rates as the term loan under the first lien credit facility. As of December 31, 2013, the balance outstanding on the revolving credit facility had a weighted average cash interest rate of 8.76%, consisting of either LIBOR of 1.5% plus 6.75% or the Reference Rate of 3.25% plus 6.25%.

Second Lien Credit Facility

A portion of the $75 million of principal associated with the term loan under the second lien credit facility was allocated to the warrants in an amount equal to their fair value of $7.9 million at issuance. The value allocated to the warrants was recorded as a debt discount, with the remaining $67.1 million assigned to the term loan. The debt discount is being amortized to interest expense over the life of the second lien credit facility using the effective interest method. Amortization of the debt discount totaled $1.5 million for the year ended December 31, 2013.

We are obligated to make quarterly principal payments of $0.2 million on the term loan under the second lien credit facility commencing in June 2014, with repayment of the then outstanding balance at maturity. The term loan bears cash interest at a variable rate per annum equal to, at our option, LIBOR (floor of 1.25%) plus 9.75% or the Reference Rate (as defined in the Second Lien Financing Agreement) (floor of 3.00%) plus 11.75%. As of December 31, 2013, the second lien credit facility term loan had a cash interest rate of 11.00%, consisting of LIBOR of 1.25% plus 9.75%. The second lien credit facility also provides for PIK Interest (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then-outstanding principal amount of the term loan as additional principal obligations. PIK Interest totaled $2.3 million for the year ended December 31, 2013.

As of December 31, 2013, the outstanding balance on the second lien term loan was $70.9 million. This amount represents the principal balance of $75.0 million, plus PIK Interest of $2.3 million, net of the unamortized debt discount of $6.4 million.

Factors That Impact Our Business

Our results of operations in the near term could be impacted by a number of factors, including (1) adverse weather conditions and natural disasters, (2) poor mining conditions resulting from geological conditions or the effects of prior mining, (3) equipment problems, (4) the availability of transportation for coal shipments and (5) the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives.

On a long-term basis, our results of operations could be impacted by, among other factors, (1) changes in governmental regulation, (2) the availability and prices of competing electricity-generation fuels, (3) our ability to secure or acquire high-quality coal reserves and (4) our ability to find buyers for coal under favorable supply contracts.

We have historically sold most of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2013, we had commitments under supply contracts to deliver 5.2 million, 4.1 million, 2.1 million and 2.1 million tons of coal to customers in 2014, 2015, 2016 and 2017, respectively. Of these amounts, in each of 2014 and 2015, 1.7 million tons are to be priced based on market indices, in 2015, 2.1 million tons are dependent upon reaching agreement on pricing during reopener periods, and in each of 2016 and 2017, all 2.1 million tons are dependent upon reaching agreement on pricing during reopener periods.

Evaluating Our Results of Operations

We evaluate our results of operations based on several key measures, which include:

•	our coal production, sales volume and sales prices, which drive our coal sales revenue;

•	our cost of coal sales, including cost of purchased coal;

•	our net (loss) income; and

•	our Adjusted EBITDA, a non-GAAP financial measure.

Coal Production, Sales Volume and Sales Prices

We evaluate our operations based on the volume of coal we produce, the volume of coal we sell, and the prices we receive for our coal. The volume of coal we sell is also a function of the productive capacity of our mining complexes, the amount of coal we purchase, and market demand. We sell substantially all of our coal under long-term coal sales contracts, and thus sales prices are dependent upon the terms of those contracts. Please read "— Cost of Coal Sales" for more information regarding our purchased coal.

Our long-term coal sales contracts typically provide for fixed prices, or a schedule of prices that are either fixed or contain market-based adjustments, over the contract term. In addition, many of our long-term coal sales contracts have full or partial cost pass through or cost adjustment provisions. Cost pass through provisions increase or decrease the coal sales price for all or a specified percentage of changes in the costs for items such as fuel and inflation. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices, including cost-related indices for fuel and the cost-of-living generally.

We evaluate the price we receive for our coal on a per ton basis. Our coal sales revenue per ton represents our coal sales revenue divided by total tons of coal sold. The following table provides operational data including data with respect to our coal production and purchases, coal sold and coal sales revenue per ton for the periods indicated:

				% Change
	Year Ended December 31,			2013 vs.	2012 vs.
	2013	2012	2011	2012	2011
	(in thousands)
Tons of coal sold :
Produced tons	6,147	6,817	8,078	(9.8%)	(15.6%)
Purchased tons	455	533	380	(14.6%)	40.3%
Total	6,602	7,350	8,458	(10.2%)	(13.1%)
Tons sold under long-term contracts (1)	96.7%	95.9%	96.6%	n/a	n/a
Coal sales revenue per ton	$50.93	$49.65	$46.23	2.6%	7.4%
Below-market sales contract amortization per ton	(0.01)	(0.08)	(0.11)	(87.5%)	(27.3%)
Cash coal sales revenue per ton	50.92	49.57	46.12	2.7%	7.5%
Cash cost of coal sales per ton	(43.99)	(42.51)	(39.02)	3.5%	8.9%
Cash margin per ton	$6.93	$7.06	$7.10	(1.8%)	(0.6%)
Number of operating days	254.3	268.9	270.3	(5.4%)	(0.5%)

______________________

(1)	Represents the percentage of the tons of coal we sold that were delivered under long-term coal sales contracts.

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

The following table provides summary information for the periods indicated relating to our cost of coal sales per ton, produced tons, purchased tons and tons of coal sold:

				% Change
	Year Ended December 31,			2013 vs.	2012 vs.
	2013	2012	2011	2012	2011
	(tons in thousands)
Cost of coal sales per ton	$43.99	$42.51	$39.02	3.6%	8.8%
Tons of coal sold:
Produced tons	6,147	6,817	8,078	(9.8%)	(15.6%)
Purchased tons	455	533	380	(14.6%)	40.3%
Total	6,602	7,350	8,458	(10.2%)	(13.1%)

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the years ended December 31, 2013, 2012 and 2011:

SELECTED FINANCIAL AND OPERATING DATA

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
STATEMENT OF OPERATIONS DATA:
REVENUE:
Coal sales	$336,201	$364,928	$391,046
Other revenues	10,566	8,599	9,331
Total revenues	346,767	373,527	400,377
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	268,130	288,782	316,574
Purchased coal	22,297	23,685	13,480
Total cost of coal sales (excluding depreciation, depletion and amortization)	290,427	312,467	330,054
Cost of other revenue	1,619	1,195	1,799
Depreciation, depletion and amortization	48,081	51,170	51,905
Selling, general and administrative expenses	17,297	15,629	13,739
Impairment and restructuring expenses	1,761	15,650	-
(Gain) loss on disposal of assets	(6,488)	(8,021)	1,352
Total costs and expenses	352,697	388,090	398,849
(LOSS) INCOME FROM OPERATIONS:	(5,930)	(14,563)	1,528
Interest income	4	10	13
Interest expense	(21,054)	(11,500)	(9,870)
Change in fair value of warrants	3,280	-	-
NET LOSS	(23,700)	(26,053)	(8,329)
Net income attributable to noncontrolling interest	(1,225)	(755)	(4,748)
Net loss attributable to Oxford Resource Partners, LP unitholders	$(24,925)	$(26,808)	$(13,077)

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

Reconciliation of Net loss to Adjusted EBITDA(1):

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(23,700)	$(26,053)	$(8,329)

Adjustments:
Interest expense, net of interest income	21,050	11,490	9,857
Depreciation, depletion and amortization	48,081	51,170	51,905
Change in fair value of warrants	(3,280)	-	-
Impairment and restructuring expenses	1,761	15,650	-
(Gain) loss on disposal of assets, net	(6,488)	(8,021)	1,352
Amortization of below-market coal sales contracts	(60)	(623)	(939)
Non-cash equity-based compensation expense	1,441	1,262	1,077
Non-cash changes in mine reclamation obligations	2,293	1,567	3,355
Non-recurring items:
Debt refinancing expenses	3,109	150	-
Other	(2,100)	1,325	507
Adjusted EBITDA	42,107	47,917	58,785

(1)

For our definition of Adjusted EBITDA, which is a non-GAAP financial measure, and for a reconciliation of this measure to our net (loss) income, please see “Part II, Item 6: Selected Financial and Operating Data – Non-GAAP Financial Measures.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

Total revenue was $346.8 million for the year ended December 31, 2013, a decrease of $26.7 million, or 7.2%, from $373.5 million for the year ended December 31, 2012. Net loss for the year ended December 31, 2013 was $23.7 million, compared to a net loss for the year ended December 31, 2012 of $26.1 million. Adjusted EBITDA was $42.1 million for the year ended December 31, 2013, a decrease of $5.8 million from $47.9 million for the year ended December 31, 2012. Cash margin per ton was $6.93 for the year ended December 31, 2013, a decrease of $0.13, or 1.8%, per ton from $7.06 per ton for the year ended December 31, 2012.

Coal Sales Revenue

Coal sales revenue was $336.2 million for the year ended December 31, 2013, a decrease of $28.7 million, or 7.9%, from $364.9 million for the year ended December 31, 2012. The decrease was primarily attributable to a 10.2% reduction in sales tons in the amount of $37.1 million that was a result of the lower sales volume from the Illinois Basin operations, partially offset by a $1.28 per ton, or an aggregate $8.4 million, increase in coal sales revenue for the year ended December 31, 2013.

Other Revenue

Other revenue, primarily from clay and limestone sales, royalty income and other miscellaneous revenue, was $10.6 million for the year ended December 31, 2013, an increase of $2.0 million, or 22.9%, from $8.6 million for the year ended December 31, 2012. Other miscellaneous revenue increased $4.1 million to $5.2 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012, due primarily to one-time payments totaling $2.4 million for lost coal in connection with granting third-party right-of-way access through small portions of various mines and a $2.1 million settlement payment from a former coal supplier supporting sales from our Illinois Basin operations made pursuant to a settlement agreement entered into in February 2013. The $4.1 million increase in non-coal revenue was offset by $1.5 million and $0.6 million decreases in royalty income and clay and limestone sales, respectively. Royalty income was de minimis for the year ended December 31, 2013 due to a temporary cessation of production at an underground mine leased to a third party, as compared to royalty income of $1.5 million for the year ended December 31, 2012. Clay and limestone sales were $5.4 million for the year ended December 31, 2013, a decrease of $0.6 million, or 10.0%, from $6.0 million for the year ended December 31, 2012.

Cost of Coal Sales (Excluding DD&A)

Cost of coal sales (excluding DD&A) was $290.4 million for the year ended December 31, 2013, a decrease of $22.1 million, or 7.1%, from $312.5 million for the year ended December 31, 2012. The decrease was primarily attributable to a reduction of 0.7 million in tons sold, which corresponds to a $31.9 million decrease in cost of coal sales, partially offset by an increase in the cost to produce coal of $1.48 per ton, or an aggregate $9.8 million, for the year ended December 31, 2013. Cost of coal sales per ton was $43.99 for the year ended December 31, 2013, an increase of $1.48, or 3.5%, per ton from $42.51 per ton for the year ended December 31, 2012. The $1.48 per ton increase was primarily attributable to a $0.75 per ton, or $4.9 million, increase in transportation expense, a $0.43 per ton, or $2.9 million, increase in tire expense, a $0.30 per ton, or $2.0 million, increase in wages, a $0.26 per ton, or $1.7 million, increase in explosives and a $0.15 per ton, or $1.0 million, increase in purchased coal, partially offset by a $0.23 per ton, or $1.5 million, decrease in diesel fuel expense. Transportation expense increased due to longer haul routes, wages increased due to raises as the labor market became more competitive due to the growing oil and gas drilling business in southeastern Ohio, and diesel fuel expense decreased due to lower spot prices.

For the year ended December 31, 2013, 455,000 tons of coal were purchased at an average price of $49.04 per ton, which represents a decrease of 78,000 tons purchased at an increased cost of $4.62 per ton, or $2.1 million, compared to 533,000 tons of coal purchased at an average price of $44.42 per ton for the year ended December 31, 2012.

Depreciation, Depletion and Amortization

DD&A expense was $48.1 million for the year ended December 31, 2013, a decrease of $3.1 million, or 6.0%, from $51.2 million for the year ended December 31, 2012. Depreciation expense decreased $3.5 million, or 10.0%, to $30.8 million for the year ended December 31, 2013, from $34.3 million for the year ended December 31, 2012, which decrease was primarily attributable to the restructuring related to our Illinois Basin operations. Depletion expense was $4.5 million for the year ended December 31, 2013, a $0.4 million decrease from $4.9 million for the year ended December 31, 2012, which decrease was primarily attributable to producing 0.7 million fewer tons of coal for the year ended December 31, 2013 compared to the year ended December 31, 2012. These decreases in depreciation and depletion expenses were offset in part by a $0.8 million increase in amortization expense for the year ended December 31, 2013. Increase in amortization expense of $0.8 million, to $12.8 million, for the year ended December 31, 2013, from $12.0 million for the year ended December 31, 2012, was primarily attributable to an increase in the estimated cost of reclamation work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.3 million for the year ended December 31, 2013, an increase of $1.7 million, or 10.7%, from $15.6 million for the year ended December 31, 2012. The increase includes $3.1 million of fees, primarily for advisor and legal services, related to the refinancing of our credit facility, offset in part by decreases in employee benefits and contract labor expenses. Employee benefits decreased as no discretionary employer retirement plan contribution was provided for in the year ended December 31, 2013.

Impairment and Restructuring Expenses

Impairment and restructuring expenses were $1.8 million for the year ended December 31, 2013, a decrease of $13.9 million from $15.7 million for the year ended December 31, 2012. The year ended December 31, 2013 included $1.8 million of restructuring expenses consisting of equipment transportation costs, employee severance costs, and coal lease termination costs associated with the restructuring relating to our Illinois Basin operations. The year ended December 31, 2012 included $2.9 million of similar restructuring expenses and $12.8 million in asset impairment charges.

(Gain) Loss on Disposal of Assets, Net

The net gain on disposal of assets of $6.5 million for the year ended December 31, 2013 represents a decrease of $1.5 million from a net gain on disposal of assets of $8.0 million for the year ended December 31, 2012. The $6.5 million net gain for the year ended December 31, 2013 consisted of a net gain of $6.1 million from the sale of oil and gas rights and a $1.5 million net gain resulting from $3.1 million of insurance proceeds received on equipment lost in mining activities with a carrying value of $1.6 million, offset in part by $1.1 million of net losses generated from the disposal of equipment in the normal course of business. The $8.0 million net gain for the year ended December 31, 2012 consisted of a net gain of $6.3 million from the sale of oil and gas rights and $1.7 million in net gains from the disposal of equipment in the normal course of business.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL. Net income attributable to noncontrolling interest was $1.2 million for the year ended December 31, 2013, an increase of $0.4 million from $0.8 million for the year ended December 31, 2012. This increase in net income attributable to noncontrolling interest was primarily due to lower operating costs at the Harrison mine.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

Total revenue was $373.5 million for the year ended December 31, 2012, a decrease of $26.9 million, or 6.7%, from $400.4 million for the year ended December 31, 2011. Net loss for the year ended December 31, 2012 was $26.1 million, compared to a net loss for the year ended December 31, 2011 of $8.3 million. Adjusted EBITDA was $47.9 million for the year ended December 31, 2012, a decrease of $10.9 million from $58.8 million for the year ended December 31, 2011. Cash margin per ton was $7.06 for the year ended December 31, 2012, a decrease of $0.04 per ton, or 0.6%, from $7.10 per ton for the year ended December 31, 2011.

Coal Sales Revenue

Coal sales revenue was $364.9 million for the year ended December 31, 2012, a decrease of $26.1 million, or 6.7%, from $391.0 million for the year ended December 31, 2011. The decrease was primarily attributable to a 13.1% reduction in sales tons in the amount of $51.2 million that was a result of the lower sales volume from the Illinois Basin operations. The decrease was partially offset by a $3.42 increase in cash coal sales revenue per ton that increased coal sales revenue by $25.1 million.

Other Revenue

Other revenue, consisting primarily of limestone sales, service contract income, royalty income and other miscellaneous revenue, was $8.6 million for the year ended December 31, 2012, a decrease of $0.7 million, or 7.8%, from $9.3 million for the year ended December 31, 2011. Limestone sales were $5.9 million and miscellaneous revenue was $1.2 million for the year ended December 31, 2012, an increase of $2.4 million and $0.1 million, respectively, from $3.5 million and $1.1 million, respectively, for the year ended December 31, 2011. This increase was more than offset by a decrease in royalty income and service contract income of $1.7 million and $1.5 million, respectively.

Cost of Coal Sales (Excluding DD&A)

Cost of coal sales (excluding DD&A) was $312.5 million for the year ended December 31, 2012, a decrease of $17.6 million, or 5.3%, from $330.1 million for the year ended December 31, 2011. The decrease was primarily attributable to a reduction of 1.1 million in tons sold, which corresponds to a $43.2 million decrease in cost of coal sales. The reduction in tons sold was attributable to the lower sales volume from the Illinois Basin operations. Cost of coal sales per ton was $42.51 for the year ended December 31, 2012, an increase of $3.49, or 8.9%, per ton from $39.02 per ton for the year ended December 31, 2011. The $3.49 per ton increase corresponds to a $25.7 million increase in cost of coal sales, primarily attributable to an increase of $12.0 million in the cost of purchased coal, an increase of $10.8 million in the cost of diesel fuel and an increase of $4.7 million in lease expense, partially offset by decreases in the cost of supplies of $0.9 million and in wages and employee benefits costs of $0.8 million. For the year ended December 31, 2012, 533,198 tons of coal were purchased at an average price of $44.42 per ton, which represents increases of 153,229 tons and $8.94 per ton, compared to 379,968 tons of coal purchased at an average price of $35.47 per ton for the year ended December 31, 2011. The diesel fuel expense increased due to higher spot prices, partially offset by producing fewer tons. Lease expense increased as it was decided to replace owned mining equipment that was retired with leased mining equipment. Transportation expense decreased due to the reduction in tons shipped, partially offset by an increase in per ton transportation costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.6 million for the year ended December 31, 2012, an increase of $1.9 million, or 13.7%, from $13.7 million for the year ended December 31, 2011. The increase was primarily attributable to higher professional fees and compensation expense.

Impairment and Restructuring Expenses

Impairment and restructuring expenses were $15.7 million for the year ended December 31, 2012. No such expenses were incurred for the year ended December 31, 2011. These expenses consisted of severance costs, asset impairment charges, professional fees and equipment transportation costs associated with the restructuring of our Illinois Basin operations.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the net income attributable to the 49% interest in Harrison Resources owned by a subsidiary of CONSOL. Net income attributable to noncontrolling interest was $0.8 million for the year ended December 31, 2012, a decrease of $4.0 million from $4.8 million for the year ended December 31, 2011. This decrease in net income attributable to noncontrolling interest was primarily due to increased mining costs resulting from a higher strip ratio incurred at the Harrison mine.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations and fund capital expenditures, including costs of acquisitions from time to time, servicing of our debt and paying cash distributions to our unitholders when we are in a position to do so. Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under the Financing Agreements. Also, if we are able to sell the remaining excess Illinois Basin equipment, a large-capacity shovel and several smaller pieces of equipment, our liquidity will be enhanced. Additionally, we would consider offers for the remaining coal reserves and/or facilities related to our Illinois Basin operations, which could further enhance our liquidity.

Our ability to satisfy our working capital requirements, meet debt service obligations, and fund planned capital expenditures substantially depends upon our future operating performance, which may be affected by prevailing economic conditions in the coal industry. To the extent our future operating cash flow or access to financing sources and the costs thereof are materially different than expected, our future liquidity may be adversely affected.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred net losses in the past few years resulting in an accumulated deficit of $ 10,998 at December 31 2013. We have managed our liquidity for the year ended December 31, 2013, with $9,676 of cash flows provided from operations and $2,309 of cash flows provided from financing activities. As of December 31, 2013, our available liquidity was S8.2 million, which consisted of $3.1 million in cash on hand and $5.1 million of borrowing capacity under the Financing Agreements.

Should we have difficulty meeting our forecasts, this could have an adverse effect on our liquidity position. Management has taken the following actions to improve its liquidity position:

•	restructured our lllinois Basin operations;
•	aligned our coal production with our committed coal sales and reduced cost by temporarily idling production at two Northern Appalachian mines and eliminating approximately 50 positions;
•	reduced capital expenditures; and
•	acquired a strategically located coal preparation plant next to a significant customer that will reduce coal transportation costs.

Through the aforementioned actions, management expects to be able to achieve its forecasted results for the year ending December 31, 2014. However, there can be no assurance that our cash flows will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Please read "— Capital Expenditures" for a further discussion of the impact on liquidity.

Cash Flows

The following table reflects cash flows for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,676	$33,587	$41,288
Investing activities	(12,873)	(9,870)	(38,198)
Financing activities	2,309	(22,772)	(947)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $9.7 million for the year ended December 31, 2013 compared to $33.6 million for the year ended December 31, 2012, a decrease of $23.9 million. We experienced a net loss for the year ended December 31, 2013 of $23.7 million, a decrease of $2.4 million, or 9.0%, compared to a net loss for the year ended December 31, 2012 of $26.1 million. The decrease in the net loss was attributable in part to a $13.9 million decrease in impairment and restructuring expenses related to our Illinois Basin operations and a $3.1 decrease in depreciation, depletion and amortization, partially offset by $4.1 million in non-cash interest expense, a $3.3 million change in the fair value of warrants associated with the refinancing of our credit facility, $3.1 million of expenses related to our debt refinancing, a $1.5 million decrease in the net gain on sale of assets, and a $1.8 million increase in amortization and write-off of deferred financing costs. These differences, combined with $14.8 million in unfavorable changes in working capital, are the primary drivers of the decrease in net cash provided by operating activities. The unfavorable change in working capital was primarily attributable to a $14.7 unfavorable change in accounts receivable resulting from expedited collections effort for the fiscal year ended December 31, 2012 which were not repeated for the fiscal year ended December 31, 2013.

Net cash used in investing activities was $12.9 million for the year ended December 31, 2013 compared to $9.9 million for the year ended December 31, 2012, an increase of $3.0 million. The increase was attributed to a $6.0 million reduction in proceeds from the sale of assets, partially offset by a $2.6 million increase in insurance proceeds and a favorable change of $1.3 million in the purchase of property and equipment. The $1.3 million favorable change in the purchase of property and equipment results from our ability to redeploy existing mining equipment from our Illinois Basin operations to our Northern Appalachian operations.

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2013, up $25.1 million from net cash used in financing activities of $22.8 million for the year ended December 31, 2012. In the year ended December 31, 2012, we made $22.8 million of distributions to our unitholders. In the year ended December 31, 2013, we did not make any distributions to our unitholders and refinanced our credit facility which increased our debt by $20.4 million. Of this amount, $9.6 million was used to pay fees related to the refinancing and an additional $9.6 million was used to collateralize surety bonds.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $33.6 million for the year ended December 31, 2012 compared to $41.3 million for the year ended December 31, 2011, a decrease of $7.7 million. The decrease was primarily attributable to a $17.8 million increase in net loss for the year ended December 31, 2012 as compared to the year ended December 31, 2011, together with a $9.4 million increase in gain on disposal of property and equipment, offset in part by $15.7 million of impairment and restructuring expenses and a $3.4 million favorable change in working capital. For the year ended December 31, 2012, an $8.0 million gain on disposal of property and equipment was recognized as the result of the sale of oil and gas rights and reclaimed land, partially offset by losses generated from the sale/disposal of equipment in the normal course of business. The $15.7 million of impairment and restructuring expenses was the result of the restructuring of our Illinois Basin operations. The unfavorable change in working capital of $3.4 million was comprised of favorable changes of $8.9 million in accounts receivable and $3.8 million in restricted cash, partially offset by unfavorable changes of $3.5 million in reclamation, $2.3 million in inventory and $1.1 million in other liabilities. The accounts receivable change is primarily due to the timing of payments in December 2012, while the unfavorable change in reclamation and mine closure costs is the result of a 2012 increase in the future obligations to reclaim land and close mines for the year ended December 31, 2012. The inventory change was primarily due to higher coal stockpile levels at year-end 2012 compared to year-end 2011.

Net cash used in investing activities was $9.9 million for the year ended December 31, 2012, compared to $38.2 million for the year ended December 31, 2011, a decrease of $28.3 million. The decrease was primarily attributable to a $14.8 million decrease in the purchase of property and equipment and $11.6 million in proceeds from the sale of property and equipment. The $14.8 million decrease in the purchase of property and equipment was attributable to satisfying mining equipment requirements in Northern Appalachia with existing mining equipment transferred from our Illinois Basin operations, and leasing as opposed to purchasing other mining equipment. Additionally, as part of our restructuring efforts for the Illinois Basin operations, we also received $11.6 million in proceeds from the sale of mining equipment.

Net cash used in financing activities was $22.8 million for the year ended December 31, 2012, up from $0.9 million for the year ended December 31, 2011. The increase of $21.9 million was primarily attributable to a $35.0 million decrease in advances on our revolving credit line and a $4.7 million reduction in our term loan, partially offset by a $14.0 million reduction in distributions to partners and a $4.9 million reduction in distributions to noncontrolling interest compared to the year ended December 31, 2011.

Capital Expenditures

Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the Financing Agreements, and proceeds from asset sales.

The following table summarizes our capital expenditures by type for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Coal reserves	$1,532	$1,761
Mine development	3,027	3,402
Equipment and components	15,738	19,313

Total	$20,297	$24,476

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations as of December 31, 2013 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)

Long-term debt obligations	$155,985	$4,313	$151,672	$-	$-
Future interest obligations - long-term debt (1)	27,488	14,358	13,130	-	-
Other long-term debt (2)	3,733	3,728	5	-	-
Fixed-price diesel fuel purchase contracts	36,708	36,708	-	-	-
Operating lease obligations	17,170	7,928	9,240	2	-
Total	$241,084	$67,035	$174,047	$2	$-

(1)	Interest on variable rate long-term debt was calculated using rates estimated by us at December 31, 2013 for the remaining term of outstanding borrowings.
(2)	Represents various notes payable with interest rates ranging from 5.0% to 6.75%.

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

Federal and state laws require us to secure certain long-term obligations, such as reclamation and mine closure costs, and contractual performance. Historically, we secured these obligations with surety bonds supported by letters of credit. Subsequent to our refinancing, we have supported our surety bonds with cash deposits.

As of December 31, 2013, we had $37.0 million of surety bonds outstanding and $0.4 million of cash bonds to secure certain reclamation obligations. Additionally, as of December 31, 2013, we had $9.6 million of cash deposits in support of these bonds. Further, as of December 31, 2013, we had $0.6 million of road bonds and $2.1 million of performance bonds outstanding that required no security. We believe these bonds and letters of credit will expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial condition, results of operations or cash flows therefrom.

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities.  Management evaluates its estimates and judgments on an on-going basis, and bases such estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results could differ significantly from those estimates.

We have provided a summary of all significant accounting policies in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.  The most significant policies requiring the use of management estimates and assumptions relate to the collectability of accounts receivable, useful lives of fixed assets, valuation of coal reserves, reserve estimates of coal reserves, evaluations of asset impairment, recoverability of advanced royalties, useful lives of intangible assets, and estimates of future reclamation and mine closure costs. We believe that these significant policies involve a high degree of judgment and/or complexity.

Allowance for Doubtful Accounts

We establish an allowance for losses on accounts receivable when it is probable that all or part of an outstanding balance will not be collected.  Our management regularly reviews the probability that a receivable will be collected and establishes or adjusts the allowance as necessary.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Expenditures that extend the useful lives of existing plant and equipment are capitalized.  Maintenance and repairs that do not extend the useful life or increase productivity are charged to operating expense as incurred.  Plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets.

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

Also, in certain situations, expected mine lives are shortened because of changes to planned operations.  When that occurs and it is determined that a mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate.  To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value.

Advance Royalties

A substantial portion of our reserves are leased.  Advance royalties are advance payments made to lessors under terms of lease agreements that are typically recoupable through an offset or credit against royalties payable on future production.  We write-off advance royalties when recoverability is no longer probable based on future mining plans.

Intangible Assets

We have recorded intangible assets associated with certain customer relationships at fair value.  These balances arose from the purchase accounting for our acquisition of Oxford Mining and its subsidiaries.  These intangible assets are being amortized over their expected useful lives.

Reclamation and Mine Closure Costs

Our reclamation and mine closure costs arise from the Surface Mining Control and Reclamation Act (“SMCRA”) and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan.  Our reclamation and mine closure costs are recorded initially at fair value based on the assumption that all work will be performed by third-party contractors. We estimate reclamation and mine closure costs using the end of mine life method. The end of mine life method estimates the liability based on the costs to reclaim the last pit(s) once the mine is no longer producing coal.  This liability is amortized over the tons expected to be recovered during the productive life of a mine.

To determine the fair value of our reclamation and mine closure costs, we calculate on a mine-by-mine basis the present value of estimated reclamation cash flows.  This process requires us to estimate the acreage subject to reclamation, estimate future reclamation costs, and make assumptions regarding a mine’s productivity.  These cash flows are discounted at a credit-adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected life of a mine.

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

Warrants

In conjunction with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common and subordinated units under a freestanding contract. Pursuant to Financial Accounting Standards Board's Accounting Standards Board's Codification Topic 470-20, “Debt With Conversion and Other Options” (ASC 470-20), freestanding contracts that are settled in a company’s own stock, including common and subordinated unit warrants, are to be designated as an asset, liability or equity instrument. Both the common and subordinated unit warrants were determined to be liabilities and were recorded at fair value as determined using the Black-Scholes Pricing Model. ASC 470-20 further requires that the warrants’ fair value be remeasured each reporting period, with the change in fair value being reported in the consolidated statements of operations. Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, unit price, exercise price, term and volatilities.

Revenue Recognition

Revenue from coal sales is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, and the title or risk of loss has passed. Coal sales prices are subject to premiums and reductions based on variations in the delivered coal quality versus specifications in the contract, but such adjustments are typically confirmed in a matter of days. Risk of loss typically transfers to the customer at the mine or dock, when the coal is loaded on the rail, barge, or truck.

Other revenue consists primarily of clay and limestone sales, royalty income, service fees, and other miscellaneous revenue. Clay and limestone sales relate to material we recover during the coal mining process and sell to third parties. Royalty income relates to underground coal reserves that we sublease to a third party mining company. Service fees are earned for operating a coal unloading facility, providing river barge loading services, and ash hauling. Periodically, we recognize miscellaneous revenue related to lost coal claims that result from granting third-party right-of-way access through small portions of various mines.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We believe our principal market risks are commodity price risks and interest rate risks.

Commodity Price Risks

We manage our commodity price risks for coal sales through the use of supply contracts and the use of forward-purchase contracts.

Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to price volatility. Through our suppliers, we utilize forward-purchase contracts to manage the exposure related to this volatility. Additionally, 25.1% of our expected diesel fuel needs are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, allowing for a change in the price per coal ton sold. Price changes typically lag the changes in diesel fuel costs by one quarter and are recorded in coal sales. A hypothetical increase of $0.30 per gallon for diesel fuel would have increased the net loss by $1.3 million for the year ended December 31, 2013, and a hypothetical increase of 10% in explosives prices would have increased the net loss by $2.2 million for the year ended December 31, 2013.

Interest Rate Risks

We will from time to time adjust our exposure to interest rate risks by entering into interest rate swap arrangements. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a variable interest rate to a fixed interest rate.

For the balance of our indebtedness that is not subject to the interest rate swap arrangements, we have exposure to changes in interest rates on our indebtedness associated with the Financing Agreements. At December 31, 2013, the weighted average cash interest rate on our debt under the Financing Agreements was 9.5%. Based on our borrowings at the end of 2013, a hypothetical 100 basis point increase in short-term interest rates would result, over the subsequent twelve-month period, in reduced net income of approximately $0.5 million.

Item 8.            Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-31 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.            Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment to AEP Coal Sale and Purchase Agreement

On February 27, 2014, Oxford Mining and AEP Generation Resources Inc. (successor in interest to Ohio Power Company (f/k/a Columbus Southern Power Company)) (“AEP”) completed the execution and delivery of an amendment (the “AEP-Oxford Amendment”) to the Coal Purchase and Sale Agreement between them dated as of May 21, 2004, as amended (such Coal Purchase and Sale Agreement as amended, the “AEP-Oxford Agreement”). Under the terms of the AEP-Oxford Amendment which was effective January 1, 2014, the pricing under the AEP-Oxford Agreement was set and agreed upon for 2014 based on certain market indices.

The foregoing summary of the AEP-Oxford Amendment is qualified in its entirety by reference to the full text of the AEP-Oxford Amendment, a copy of which is included with this Annual Report on Form 10-K and incorporated herein by reference. The Registrant is making a request for confidential treatment for certain terms of the AEP-Oxford Amendment, which request will be filed separately with the Securities and Exchange Commission.

Amendments to Employment Agreements for Certain Named Executive Officers

Our general partner is a party to employment agreements with each of its named executive officers, who are (i) Charles C. Ungurean, President and Chief Executive Officer, (ii) Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer, (iii) Daniel M. Maher, Senior Vice President, Chief Legal Officer and Secretary, (iv) Gregory J. Honish, Senior Vice President, Operations, and (v) Michael B. Gardner, Vice President - Legal, General Counsel – Regulatory/Environmental and Assistant Secretary.  These employment agreements establish customary employment terms for the named executive officers including base salaries, bonuses, other incentive compensation and other benefits and provisions for duties and titles.

Effective March 3, 2014, our general partner amended the employment agreements for each of the named executive officers other than Mr. Ungurean, extending the initial terms thereof by one (1) year to run until December 31, 2015.  Notwithstanding the automatic extension provisions set forth in such employment agreements, our general partner’s Board of Directors and its Compensation Committee considered it advisable to extend the terms early, consistent with their practice of seeking to extend the terms of executive employment agreements that they wish to have extended before the operation of automatic extension provisions. The term of Mr. Ungurean’s employment agreement extends past December 31, 2015 and as a result no extension action was taken with respect to his employment agreement.

The foregoing description of certain terms and conditions of the employment agreements for the named executive officers and the amendments thereto, and the rights and obligations of our general partner and the named executive officers in connection therewith, are qualified by reference in their entirety to the definitive terms and conditions of such employment agreements and the amendments thereto, copies of which amendments are included with this Annual Report on Form 10-K and incorporated herein by reference.

Amendment to Long-Term Incentive Plan

As previously disclosed in the Information Statement on Schedule 14C filed with the SEC on February 4, 2014 (the “Information Statement”), on December 12, 2013, the board of directors (the “Board”) of Oxford Resources GP, LLC, the general partner of the Registrant, unanimously approved a first amendment (the “LTIP Amendment”) to the Oxford Resource Partners, LP Amended and Restated Long-Term Incentive Plan (as amended, our “LTIP”), subject to unitholder approval. The purpose of the LTIP Amendment was to increase the number of common units that may be delivered with respect to awards under our LTIP by 750,000 common units. On December 31, 2013, certain unitholders holding a majority of the Registrant’s outstanding total common and subordinated units as of that date also approved the LTIP Amendment by a written consent in lieu of a special meeting of the unitholders. Such unitholders consent became effective on February 27, 2014.

Our LTIP provides for awards of options to purchase common units, common unit appreciation rights, restricted common units, phantom common units, other common unit-based awards, common units and replacement common units, including any tandem distribution equivalent rights granted with respect thereto, to employees, directors or consultants providing services to us, our general partner or affiliates thereof. Our LTIP is administered by the Compensation Committee of the Board (the “Compensation Committee”). The aggregate number of common units that may be delivered with respect to awards under our LTIP are 2,806, 075 (which has been increased by 750,000 from 2,056,075 pursuant to the LTIP Amendment), with such amount subject to adjustment as provided for under the terms of our LTIP if there is a change in common units, such as a unit split or other transaction that increases (or decreases) the number of common units outstanding. The common units authorized to be granted under our LTIP, including the additional 750,000 common units, have been registered pursuant to registration statements on Form S-8.

The terms and types of awards and participants are determined by the Compensation Committee at its discretion in accordance with our LTIP. Except as required by any award agreement, applicable law or the rules of the New York Stock Exchange, our LTIP may be amended or terminated at any time by the Board or the Compensation Committee. The Compensation Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under, our LTIP in specified circumstances. Our LTIP is effective until the earliest of (i) the date it is terminated by the Board or the Compensation Committee, (ii) all common units available under our LTIP have been issued to participants, or (iii) June 18, 2020.

Because awards under our LTIP are granted at the discretion of the Compensation Committee, future benefits under our LTIP are currently not determinable.

The foregoing summary of our LTIP and the LTIP Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of our LTIP and the LTIP Amendment, copies of which are included with this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Partnership Management

We are managed and operated by the directors and executive officers of our general partner, Oxford Resources GP, LLC. Our general partner was not elected and is not subject to election in the future by our unitholders. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly participate in our management or operations. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

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

Name	Age	Position
George E. McCown	78	Chairman of the Board
Charles C. Ungurean	64	Director, President and Chief Executive Officer
Bradley W. Harris	54	Senior Vice President, Chief Financial Officer and Treasurer
Daniel M. Maher	68	Senior Vice President, Chief Legal Officer and Secretary
Gregory J. Honish	57	Senior Vice President, Operations
Michael B. Gardner	58	Vice President-Legal, General Counsel-Regulatory/Environmental and Assistant Secretary
Denise M. Maksimoski	39	Senior Director, Accounting
Brian D. Barlow	43	Director
Matthew P. Carbone	47	Director
Peter B. Lilly	65	Director
Robert J. Messey	68	Director
Gerald A. Tywoniuk	52	Director

George E. McCown was elected and has served as Chairman of the board of directors of our general partner in and since August 2007. Mr. McCown has been a Managing Director of AIM since he co-founded AIM in July 2006. Additionally, Mr. McCown has been a Managing Director of McCown De Leeuw & Co. (“MDC”), a private equity firm based in Foster City, California that specializes in buying and building industry-leading middle-market companies in partnership with management, since he co-founded MDC in 1983. Mr. McCown is Chairman of the board of directors of the general partner of Tunnel Hill Partners, LP, an affiliate of AIM and C&T Coal. Mr. McCown received a M.B.A. from Harvard University and a B.S. in Mechanical Engineering from Stanford University, where he served as a trustee from 1980 to 1985 and chaired the Finance Committee and Investment Policy Subcommittee.

Mr. McCown’s over 40 years of experience in buying and building companies, as well as his in-depth knowledge of the coal industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner.

Charles C. Ungurean was elected and has served as President and Chief Executive Officer and a member of the board of directors of our general partner in and since its formation in August 2007. In 1985, Mr. Ungurean co-founded our predecessor and wholly owned subsidiary, Oxford Mining Company. He served as President and Treasurer of our predecessor from 1985 to August 2007. Mr. Ungurean currently serves on the board of directors of the National Mining Association. In addition, Mr. Ungurean served as Chairman of the Ohio Coal Association from July 2002 to July 2004. Mr. Ungurean received a B.A. in General Studies from Ohio University and is a certified surface mine foreman in Ohio.

Mr. Ungurean’s more than 40 years of experience in the coal industry, over 25 of which have been spent running our operations or the operations of our predecessor and wholly owned subsidiary, Oxford Mining Company, provide him with the necessary skills to be a member of the board of directors of our general partner and a member of the Executive Committee.

Bradley W. Harris has served as Senior Vice President, Chief Financial Officer and Treasurer of our general partner since October 2012. Before joining us, he was Senior Vice President and Chief Financial Officer of Essar Resources, Inc., a subsidiary of Essar Global, Inc. that was formed to be the parent company for Trinity Coal Corporation (a Central Appalachia coal producer) and Essar Steel Minnesota Limited (a development stage iron ore producer), from July 2011 to December 2011. Prior to that, Mr. Harris was Senior Vice President, Chief Financial Officer and Treasurer of International Coal Group, Inc. (a Northern and Central Appalachia and Illinois Basin coal producer) from September 2006 to June 2011. And before that, he was Executive Vice President and Chief Financial Officer of GMH Communities Trust from August 2004 to March 2006, Vice President and Chief Accounting Officer of Brandywine Realty Trust from September 1999 to March 2004 and Controller of Envirosource, Inc. from September 1996 to August 1999. Mr. Harris began his professional career with Ernst & Young LLP, where he was employed from September 1981 to July 1996 and served his last eight years there as an Audit Senior Manager. Mr. Harris earned a M.B.A. and a B.S. in Accounting from Lehigh University and is a certified public accountant.

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

Gregory J. Honish has served as Senior Vice President, Operations of our general partner since March 2009. Mr. Honish has served in other capacities with us and our predecessor since January 1999, including Vice President, Mining and Business Development from September 2007 to March 2009 and Senior Mining Engineer from January 1999 to September 2007. Mr. Honish has held various positions in engineering, operations and management in the coal industry during his 34-year professional career at mines in Northern Appalachia, Central Appalachia, the Illinois Basin and the Powder River Basin. Mr. Honish holds a B.S. in Mining Engineering from the University of Wisconsin. He is a licensed professional engineer in Ohio and West Virginia and a certified surface mine foreman in Ohio and Wyoming.

Michael B. Gardner has served as Vice President – Legal and General Counsel – Regulatory/Environmental of our general partner since June 2011, and as Assistant Secretary of our general partner since December 2010. Before that, Mr. Gardner served as General Counsel and Secretary of our general partner from September 2007 until December 2010. Prior to joining us, from June 2004 until May 2007, Mr. Gardner served as Associate General Counsel of Murray Energy Corporation, a privately owned coal mining company. Mr. Gardner is a licensed attorney in Ohio with more than 30 years of experience in the coal industry and in environmental regulatory compliance. Mr. Gardner serves on the Boards of Directors of the Ohio Coal Association and the Kentucky Coal Association. Mr. Gardner also serves as a trustee on the Energy and Mineral Law Foundation Governing Member Organization for the Ohio Coal Association and as Chairman of the Legal Committee of the Kentucky Coal Association. He is also a member of the American Corporate Counsel Association, Northeast Ohio Chapter, and the Cleveland Metropolitan Bar Association. Mr. Gardner received a J.D. from Case Western Reserve University, a M.B.A. from Ashland University and a B.S. in Environmental Biology from Ohio University.

Denise M. Maksimoski has served as Senior Director, Accounting (formerly Senior Director of Accounting) of our general partner since December 2009, and Director, Financial Reporting and General Accounting from August 2008 to December 2009. Prior to joining us, from 1997 to 2008, Ms. Maksimoski was with Deloitte & Touche, LLP in Washington, D.C. and Columbus, Ohio, most recently as an Audit Senior Manager from August 2005 to August 2008. Ms. Maksimoski earned a B.A. in Accounting, Actuarial Studies and Mathematics from Thiel College and is a certified public accountant.

Brian D. Barlow was elected and has served as a member of the board of directors of our general partner in and since August 2007. Mr. Barlow has been a Managing Director of AIM since December 2011, and prior thereto was a Principal with AIM from January 2007 until December 2011. Prior to joining AIM, from August 2004 to August 2006, he was a Senior Securities Analyst for Scion Capital, a private investment partnership located in Cupertino, California. Mr. Barlow received an M.B.A. from Columbia Business School and a B.A. in Construction Sciences from the University of Washington.

Mr. Barlow’s over 20 years of investing experience, as well as his in-depth knowledge of the coal industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner, a member of the Executive Committee and a member and the chairman of the Compensation Committee.

Matthew P. Carbone was elected and has served as a member of the board of directors of our general partner in and since August 2007. Mr. Carbone has been a Managing Director of AIM since he co-founded AIM in July 2006. Prior to co-founding AIM, Mr. Carbone was a Managing Director of MDC from January 2005 until July 2006. Prior to MDC, he led Wit Capital Group’s West Coast operations and worked in the investment banking divisions of Morgan Stanley, First Boston Corporation and Smith Barney. Mr. Carbone is a member of the board of directors of the general partner of Tunnel Hill Partners, an affiliate of AIM and C&T Coal. He received a M.B.A. from Harvard Business School and a B.A. in Neuroscience from Amherst College.

Mr. Carbone’s over 20 years of experience in corporate finance, as well as his in-depth knowledge of the coal industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner.

Peter B. Lilly was elected and has served as a member of the board of directors of our general partner in and since June 2010. Since February 2009, he has been a part-time consultant relating to the coal industry international market and has also focused on investments in commercial real estate as a member through and as a member of his company, Harm Group, LLC. Before that, Mr. Lilly was an executive officer with CONSOL. Mr. Lilly joined CONSOL in October 2002 as Chief Operating Officer and served as President — Coal Group from February 2007 until his retirement in January 2009. Prior to joining CONSOL, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 to 2002. Between 1991 and 1998, Mr. Lilly was with Peabody Holding Company, Inc., where he served as President and Chief Operating Officer from 1995 to 1998, Executive Vice President from 1994 to 1995 and President of Eastern Associated Coal Corporation from 1991 to 1994. He is a former board member of the National Coal Association, the American Mining Congress and the World Coal Institute and a former chairman of the Safety Committee of the National Mining Association. Mr. Lilly earned a M.B.A. from Harvard Business School and a B.S. in General Engineering and Applied Science from the United States Military Academy at West Point, and served in the U.S. Army.

Mr. Lilly’s over 30 years of experience in the coal industry, much of it in executive management positions, provide him with the necessary skills to serve as a member of the board of directors of our general partner, the lead independent director, a member and the chairman of the Executive Committee, a member of the Audit Committee and a member of the Compensation Committee.

Robert J. Messey was elected and has served as a member of the board of directors of our general partner in and since October 2010. He has been an independent management consultant since April 2008. Before that, Mr. Messey served as Senior Vice President and Chief Financial Officer of Arch Coal, Inc. from December 2000 until April 2008. Prior to Arch Coal, he served as Chief Financial Officer of Sverdrup, a privately held engineering, architecture, construction and technology services firm, from 1993 until its acquisition in 1999 by Jacobs Engineering Group, Inc., a global firm providing the same services. After such acquisition, Mr. Messey served as Vice President of Financial Services with Jacobs until November 2000. Mr. Messey was with the public accounting firm of Ernst & Young LLP from 1968 to 1992, and served as a SEC Audit Partner from 1981 to 1992. He currently serves as a director, audit committee chairperson and compensation committee member on the board of Stereotaxis (NASDAQ:STXS). Mr. Messey also serves on the advisory board of Mississippi Lime Company, a non-public trust, and is chairperson of the audit committee and is a member of the compensation committee. Mr. Messey earned a B.S. in Business Administration from Washington University and is a certified public accountant.

Mr. Messey has over 40 years of experience in accounting and finance, including 8 years as the Chief Financial Officer of a public company, 6 years as the Chief Financial Officer of a privately held company and 11 years as an SEC audit partner in a public accounting firm. His extensive accounting, financial and executive management experience, as well as his in-depth knowledge of the mining industry generally and our partnership in particular, provide him with the necessary skills to be a member of the board of directors of our general partner, a member of the Audit Committee and a member of the Compensation Committee. With respect to the Audit Committee, he also qualifies as an “audit committee financial expert.”

Gerald A. Tywoniuk was elected and has served as a member of the board of directors of our general partner in in and since January 2009. Mr. Tywoniuk also serves as a director of the general partner of American Midstream Partners, LP and as audit committee chairperson. In addition to his board of director roles, Mr. Tywoniuk has provided interim and project Chief Financial Officer services since May 2010. From June 2008 until August 2013, he held various management and finance roles, including Plan Representative, acting Chief Executive Officer, and Chief Financial Officer of Pacific Energy Resources Ltd., an oil production company. He previously served as Chief Financial Officer of Pacific Energy Partners, LP, an oil and refined products pipeline and storage partnership from 2002 to 2006, and MarkWest Energy Partners, L.P. and its predecessor, principally a natural gas and liquids midstream services partnership, from 1997 to 2002. Mr. Tywoniuk earned a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant.

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

Conflicts Committee

Our partnership agreement provides for the conflicts committee (the “Conflicts Committee”), as circumstances warrant, to review conflicts of interest between us and our general partner or between us and affiliates of our general partner. The Conflicts Committee, consisting solely of independent directors, determines if the resolution of a conflict of interest that has been presented is fair and reasonable to us. The members of the Conflicts Committee may not be executive officers or employees of our general partner or directors, executive officers or employees of its affiliates. In addition, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act. The composition of our Audit Committee qualifies it to be, and our Audit Committee presently serves as, our Conflicts Committee.

Executive Committee

The board of directors of our general partner has established an executive committee (the “Executive Committee”). The Executive Committee handles matters that arise during the intervals between meetings of the board of directors and that, in the opinion of the chairman of the Executive Committee, do not warrant convening a special meeting of the board of directors but should not be postponed until the next scheduled meeting. Peter B. Lilly, Brian D. Barlow and Charles C. Ungurean serve as the members of the Executive Committee. Mr. Lilly serves as the chairman of the Executive Committee.

Audit Committee

The board of directors of our general partner has established an audit committee (the “Audit Committee”) that complies with the NYSE requirements and Section 3(a)(58)(A) of the Exchange Act. Our general partner is generally required to have at least three independent directors serving on its board at all times. Gerald A. Tywoniuk, Peter B. Lilly and Robert J. Messey are our independent directors and serve as the members of the Audit Committee. The board has determined that Mr. Tywoniuk, who serves as the chairman of the Audit Committee, and also Mr. Messey, each have such accounting or related financial management expertise sufficient to qualify him as an audit committee financial expert in accordance with Item 401 of Regulation S-K.

The Audit Committee meets on a regularly-scheduled basis and with our independent accountants at least four times each year. The Audit Committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing, to review the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and any special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by SAS 114 - Communications with Audit Committees, and makes recommendations to the board of directors of our general partner regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.

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

The board of directors of our general partner welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the board of directors, including any individual director, by contacting the Secretary of our general partner at dmaher@OxfordResources.com, by fax at 614-754-7100 or at the following address: Name of the Director(s), c/o Secretary, Oxford Resource Partners, LP, 41 South High Street, Suite 3450, Columbus, Ohio 43215.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our general partner under Section 16(a) were satisfied during the year ended December 31, 2013.

Item 11.          Executive Compensation

Compensation Discussion and Analysis

The following is a discussion of the compensation policies and decisions of the board of directors of our general partner (the “Board”) and the Compensation Committee for the year ended December 31, 2013 with respect to the following individuals, who were executive officers of our general partner and referred to as the “named executive officers”:

●	Charles C. Ungurean, President and Chief Executive Officer;

●	Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer;

●	Daniel M. Maher, Senior Vice President, Chief Legal Officer and Secretary;

●	Gregory J. Honish, Senior Vice President, Operations; and

●	Michael B. Gardner, Vice President – Legal, General Counsel - Regulatory/Environmental and Assistant Secretary

Our compensation program is designed to recruit and retain as executive officers individuals with the highest capacity to develop, grow and manage our business, and to align their compensation with our short-term and long-term goals. To do this, our compensation program for executive officers is generally made up of the following components: (i) base salary, designed to compensate our executive officers for work performed during the fiscal year; (ii) short-term incentive programs, designed to reward our executive officers for our financial and safety performances and for their individual performances during the fiscal year; and (iii) equity-based awards granted under our LTIP, which are meant to align our executive officers’ interests with those of our unitholders and our long-term performance.

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

●

reviewing executive officer compensation policies and practices to ensure adherence to our compensation philosophies and that the total compensation paid to our executive officers is fair, reasonable and competitive;

●	reviewing base salary levels for our executive officers and determining any adjustments thereto;

●	assessing the individual performance of our executive officers and their contributions to our company-wide performance;

●

determining the annual bonuses to be provided to our executive officers for a given year after taking into account target bonus levels set forth in executive officers’ employment agreements or otherwise established for the year; and

●	determining the types, amounts and vesting terms of awards to be provided to our executive officers under our LTIP.

In making compensation determinations, the Compensation Committee and the Board consider the recommendations of our Chief Executive Officer with respect to the other executive officers. The total compensation of our executive officers and the components and relative emphasis among components of their annual compensation are reviewed on at least an annual basis by the Compensation Committee with any proposed changes recommended to the Board for final approval.

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

In setting our compensation programs, we consider the following objectives:

●	to create unitholder value through achievement of relevant financial performance goals;

●	to provide a significant percentage of total compensation that is “at-risk” or variable;

●	to encourage significant equity holdings to align the interests of executive officers and other key employees with those of unitholders;

●	to provide competitive, performance-based compensation programs that allow us to attract and retain superior talent; and

●	to develop a strong correlation between business performance, safety, environmental stewardship and cooperation on the one hand and executive compensation on the other hand.

Taking account of the foregoing objectives, we structured total 2013 compensation for our executives to provide a guaranteed amount of cash compensation in the form of competitive base salaries, while also providing a meaningful amount of annual cash compensation dependent on our performance and individual performance of the executives, in the form of annual bonuses. We also sought to provide a portion of total compensation in the form of equity-based awards under our LTIP, in order to align the interests of executives and other key employees with those of our unitholders and for retention purposes. In both January 2013 and January 2014, but relating in each case to performance in the immediately preceding year, we made, and in the future we expect to regularly make, equity-based awards as a part of our annual compensation decision-making process.

Compensation decisions for individual executive officers were the result of the subjective analysis of a number of factors, including the individual executive officer’s experience, skills or tenure with us, changes to the individual executive officer’s position and responsibilities, and our performance. In measuring the contributions of executive officers and our performance, a variety of financial measures were considered, including non-GAAP financial measures used by management to assess our financial performance. For 2013, the Board used an EBITDA-based measure as the primary measure of our operating performance. In addition, our safety performance and an evaluation of the individual performance of each of the executive officers was taken into consideration.

In making individual compensation decisions, the Compensation Committee and the Board relied on and will continue to rely on performance goals or targets for a significant part of the incentive compensation bonuses of our executive officers. Each executive officer’s current and prior compensation was considered in setting compensation for 2013. The amount of each executive officer’s current compensation was considered as a base against which determinations were made as to whether increases were appropriate to retain the executive officer in light of competition or in order to provide continuing performance incentives. The Compensation Committee and the Board retain and exercise their discretion to adjust the components of compensation to achieve our goal of recruiting, promoting and retaining executive officers with the skills necessary to execute our business strategy and develop, grow and manage our business.

For each of the 2013 and 2014 performance periods, our Compensation Committee made and intends to make compensation recommendations to the Board based upon trends occurring within our industry, including from a peer group of companies that our Compensation Committee identifies and reviews on at least an annual basis. The peer group of companies utilized and to be utilized in both 2013 and 2014 consist of Alliance Resource Partners, L.P., Alpha Natural Resources, Cloud Peak Energy, Hallador Energy Company, James River Coal Company, LRR Energy, LP, Natural Resource Partners, L.P., Patriot Coal Corporation, Rhino Resource Partners, L.P., Walter Energy, Inc. and Westmoreland Coal Company.

Elements of the Compensation Programs

Overall, our executive officer compensation programs are designed to be consistent with the philosophy and objectives set forth above. The principal elements of our executive officer compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation element.

Element	Characteristics	Purpose
Base Salaries

Fixed annual cash compensation in the form of base salaries. Base salaries of comparable positions within our peer group of companies is taken into account. Our executive officers are eligible for periodic increases in base salary. Increases may be based on performance or such other factors as the Board or the Compensation Committee may determine.

Keep our fixed annual compensation competitive with the market for skills and experience necessary to execute our business strategy.

Annual Incentive Bonuses

Performance-related annual cash incentives earned based on company objectives and individual performance of the executive officers. Trends for our peer group are taken into account in setting annual cash incentive awards.

Align annual compensation with our financial and safety performances and reward our executive officers for individual performance during the year. Amounts provided as incentive bonuses are also designed to provide competitive total direct cash compensation; potential for awards above or below target amounts are intended to motivate our executive officers to achieve greater levels of performance.

Equity-Based Awards (phantom-units)

Equity-based awards granted at the discretion of the Board. Awards are based on our performance and on competitive practices at peer companies. For 2013 and 2014, we made and intend to make award grants to the executive officers having a unit value at the time of grant equal to their base salary (50% of his base salary for Mr. Gardner), with 50% (100% in the case of Mr. Gardner) thereof to vest ratably over four years and the other 50%  (for all except Mr. Gardner) to vest based on the achievement of performance criteria established in connection with the award. Awards will be settled upon vesting with either a net cash payment or an issuance of common units, at the discretion of the Board.

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

Element	Characteristics	Purpose
Retirement Plan	Discretionary qualified 401(k) retirement plan benefits are available for our executive officers.	Provide our executive officers with the opportunity to save for their future retirement.

Health and Welfare Benefits	Health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for our executive officers.	Provide benefits to meet the health and wellness needs of our executive officers and their families.

Base Salaries

Design.  Base salaries for our executive officers are determined annually by an assessment of our overall financial and operating performance, each executive officer’s personal performance and changes in executive officer responsibilities. While many aspects of performance can be measured in financial terms, senior management is also evaluated in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities and each executive officer’s involvement in industry groups and in the communities that we serve. We seek to compensate executive officers for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace and which ensure the attraction, development and retention of superior talent. We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions and with similar responsibilities in our marketplace, adjusted for financial and operating performance, and each executive officer’s personal performance, length of service with us and previous work experience. For 2013 and 2014, base salary determinations focused and will continue to focus on the above considerations and also were made and will be made based upon relevant market data, including data from our peer group.

Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the prior year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance. Annual base salary adjustments, if any, for the Chief Executive Officer are approved by the Non-employee Directors based upon recommendations from the Compensation Committee. Annual base salary adjustments, if any, for the other executive officers are approved by the Board based upon recommendations from the Compensation Committee, which recommendations may take into account input from the Chief Executive Officer.

Actions Taken With Respect to Base Salaries.  There were no base salary increases for the executive officers for 2013. Given the fact that the base salaries for a number of the executive officers had been unchanged for three or more years, the Compensation Committee and the Board gave serious consideration to and ultimately determined to make some increases in the base salaries for 2014. The Compensation Committee and the Board have considered the salary levels of comparable executive officers in our peer group, and have used those salary levels as a check against their conclusions regarding salaries for our executive officers, but the base salaries for 2013 and 2014 have not been benchmarked at any particular level relative to our peer group. The base salaries of the executive officers for 2013 and 2014 are reflected in the table below.

Name	2013 Base Salary(1)	2014 Base Salary(2)
Charles C. Ungurean	$500,000	$500,000
Bradley W. Harris	300,000	315,000
Daniel M. Maher	270,000	297,000
Gregory J. Honish	210,000	220,500
Michael B. Gardner	170,000	178,500

(1)	There were no changes in base salaries at the start of or during 2013.

(2)	Mr. Ungurean elected not to seek and thus did not recommend or receive a salary increase for himself.

Bonuses

Annual Incentive Bonuses.  As one way of accomplishing compensation objectives, our executive officers are rewarded for their contribution to our financial and operational success through the award of annual cash incentive bonuses. Annual incentive bonuses, if any, for the Chief Executive Officer are approved by the Non-employee Directors based upon recommendations from the Compensation Committee. Annual incentive bonuses, if any, for the other executive officers are approved by the Board based upon recommendations from the Compensation Committee, which recommendations may take into account input from the Chief Executive Officer (and the Chief Legal Officer in the case of Mr. Gardner).

For our executive officers, target amounts for the annual incentive bonuses are set forth in their employment agreements, which are discussed in more detail under “Employment and Severance Arrangements” below. The employment agreements for the executive officers provide for their eligibility to receive annual incentive bonuses based on target amounts of a specified percentage of their annual base salaries, or such other greater percentage as may be approved by the Non-employee Directors (in the case of our CEO, Charles C. Ungurean) or the Board (in the case of our other executive officers), in any such case based on the recommendations of the Compensation Committee, which recommendations in the case of the other executive officers may take into account input from the CEO (and the Chief Legal Officer in the case of Mr. Gardner). The target bonus amounts, as a percentage of annual base salaries, were and are, for both 2013 and 2014, 125% for Mr. Ungurean, 100% for Messrs. Harris, Maher and Honish and 50% for Mr. Gardner.

The annual incentive bonus award for each executive officer is contingent on the executive officer’s continued employment with our general partner at the time of the award. Annual incentive bonuses for both 2013 and 2014 are based on a prescribed formula, which includes a portion to be determined on a discretionary basis based on a subjective evaluation referencing personal performance criteria. The Board and the Compensation Committee believe that this approach to assessing performance for annual incentive bonus purposes results in the most appropriate bonus decisions. The Board and the Compensation Committee (or the Chief Legal Officer in the case of Mr. Gardner) established the following factors and weighting thereof for the annual incentive bonus formula for both 2013 and 2014:

●

the level of achievement of certain financial performance goals for the year (our budgeted Adjusted EBITDA less maintenance and mine development capital expenditures for the year), with a weighting as a percentage of the target bonus amounts at the target level for such factor of 50% (35% for Mr. Gardner) for both 2013 and 2014;

●

the level of achievement of established safety criteria for the year, with a weighting as a percentage of the target bonus amounts at the target level for such factor of 15% for both 2013 and 2014; and

●	the discretionary bonus amount determined based on personal performance criteria, with a weighting as a percentage of the target bonus amounts of 35% (50% for Mr. Gardner) for both 2013 and 2014.

In applying the first two, non-discretionary factors, there are minimum levels below which there is no award for the factor, as well as target levels at which the target bonus amount for the factor is awarded and maximum levels at which there are awards of up to 200% of the target bonus amount for the factor. There are also incremental increases in the bonus awards between the minimum and target levels and also the target and maximum levels. These factors utilized for bonus decisions are considered to be the most appropriate measures upon which to base the annual incentive cash bonus decisions as the Compensation Committee and our Board believe that they help to align individual compensation with competency and contribution and that they most directly correlate to increases in long-term value for our unitholders.

Based on these factors, the Board (in the case of everyone except the CEO and Mr. Gardner), the Non-employee Directors (in the case of the CEO) and the Chief Legal Officer (in the case of Mr. Gardner) determined to award the incentive bonus amounts set forth in the table below to our executive officers for performance in 2013.

Name	Financial Performance(1)	Safety(2)	Personal Performance(3)	Total
Charles C. Ungurean(4)	$304,400	$93,750	$218,750	$616,900
Bradley W. Harris(5)	146,100	45,000	105,000	296,100
Daniel M. Maher(5)	131,500	40,500	94,500	266,500
Gregory J. Honish(5)	102,300	31,500	73,500	207,300
Michael B. Gardner(6)	28,950	12,750	42,500	84,200

(1)	The Company’s financial performance was at 99.0% of the target level, resulting in awards for the financial performance component at 97.4% of the target level.

(2)

Safety is considered of paramount importance to the Company, and the Company is very pleased with the strong safety performance for 2013. While this performance resulted in achievement in excess of the target level of achievement for the safety component, the Committee based on management’s recommendation determined for 2013 to limit the awards for the safety component to the target level.

(3)

All of the executive officers were determined to have met their target levels of personal performance and accordingly were awarded amounts relating to personal performance at their target levels for that factor.

(4)	The annual incentive bonus award for Mr. Ungurean represented 123.4% of his base salary and 98.7% of his target bonus amount.

(5)	The annual incentive bonus awards for each of Messrs. Harris, Maher and Honish represented 98.7% of his base salary and also 98.7% of his target bonus amount.

(6)	The annual incentive bonus award for Mr. Gardner represented 49.5% of his base salary and 99.1% of his target bonus amount.

Retention Bonuses.  Messrs. Harris, Maher and Honish were and are each eligible for retention bonuses in the aggregate amount of their base salaries in effect for 2013, payable one-third upon completion of a satisfactory refinancing of the Company’s credit facility and two-thirds upon completion of continued employment through December 31, 2014, while Mr. Gardner was eligible for a retention bonus of $50,000 payable for and subject to his continued employment through May 15, 2013. Due to the refinancing of the Company’s credit facility during 2013, and Mr. Gardner’s continued employment through the required date, retention bonuses were paid to Messrs. Harris, Maher, Honish and Gardner in 2013 in the amounts set forth in the table below. The purpose of the retention bonuses was and is to improve the chances of our general partner retaining the services of these executive officers, which retentions the Compensation Committee and the Board have determined to be important for us.

Name	2013 Retention Bonus
Bradley W. Harris	$100,000
Daniel M. Maher	90,000
Gregory J. Honish	70,000
Michael B. Gardner	50,000

Total Bonuses for 2013.  Including the annual cash incentive bonuses and the retention bonuses for 2013 described in the tables above, our executive officers received total bonuses for 2013 in the amounts set forth in the table below.

Name	Incentive Bonus	Retention Bonus	Total Bonus
Charles C. Ungurean	$616,900	$-	$616,900
Bradley W. Harris	296,100	100,000	396,100
Daniel M. Maher	266,500	90,000	356,500
Gregory J. Honish	207,300	70,000	277,300
Michael B. Gardner	84,200	50,000	134,200

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

An amendment to our LTIP was adopted effective December 31, 2013, increasing the number of our common units authorized under our LTIP.

Phantom Units.  The only awards made under our LTIP since its adoption have been phantom units. A phantom unit is a notional unit that entitles the holder to receive an amount of cash equal to the fair market value of one common unit upon vesting of the phantom unit, unless the Board elects to pay such vested phantom unit with a common unit in lieu of cash. Historically, including in 2013, we have always issued common units in lieu of cash. Unvested phantom units are forfeited at the time the holder terminates employment, except for a termination due to death or disability, which results in vesting acceleration. For phantom units awarded to executive officers under our LTIP for performance in years through 2010, the phantom units generally vest as to 25% of the award on the initial vesting date established at the time of the award and on each of the first three anniversaries of that initial vesting date. For phantom units awarded to executive officers (except Mr. Gardner) under our LTIP for performance in 2011 and thereafter, 50% of the awarded phantom units vest generally on the same basis as before and the remaining 50% of the phantom units vest based on and upon achievement of specified performance criteria. For Mr. Gardner, all of the phantom units awarded to him vest on the same basis as before. All LTIP awards for our executive officers vest in full upon a change in control of us or our general partner.

Equity-Based Award Policies.  Prior to 2010, equity-based awards were granted by the Board and were limited to the grants at our formation in 2007 (or for executives who joined us after our formation, upon or in connection with their commencement of employment) and grants that were made in certain limited circumstances to reward individual service and performance. In early 2010, the Board delegated a portion of its duties and responsibilities under our LTIP to the Compensation Committee with the directive that equity-based awards are to be awarded more regularly as part of the ongoing total annual compensation package for executive officers, rather than only in such discrete circumstances. Annual equity compensation grants, if any, for the CEO are approved by the Non-employee Directors based upon recommendations from the Compensation Committee. Annual equity compensation grants for the other executive officers are approved by the Board based upon recommendations from the Compensation Committee, which recommendations may take into account input from the CEO.

Equity-Based Awards for 2013.  In keeping with its prior determination to make regular equity-based awards to our named executive officers as part of their annual compensation package, the Board approved awards of phantom units which were granted to the named executive officers on January 1, 2014 in the amounts set forth in the table below. These awards, although granted in 2014, were intended as a part of the named executive officers’ 2013 compensation and were granted to reward the named executive officers for performance in 2013. The Board determined the amount of the awards such that the phantom unit awards represent a total of 100% (50% for Mr. Gardner) of each grantee’s base salary for 2013, with 50% (100% for Mr. Gardner) thereof to vest ratably over four years and the other 50% (for all grantees except Mr. Gardner) thereof to vest based on the achievement of criteria relating to our financial performance (based on Adjusted EBITDA less maintenance and mine development capital expenditures).

Name	Value of Phantom Units(1)	Number of Phantom Units
Charles C. Ungurean	$500,000	406,504
Bradley W. Harris	300,002	243,904
Daniel M. Maher	270,000	219,512
Gregory J. Honish	210,003	170,734
Michael B. Gardner	85,003	69,108

(1)

The number of phantom units was determined based on the closing trading price of our common units on December 31, 2013, so that the number of phantom units corresponding to the number of our common units having a value equal to the awarded dollar amount on the award date were granted.

Deferred Compensation

Tax-deferred retirement plans are a common way that companies assist employees in preparing for retirement. We provide our eligible executive officers and other employees with an opportunity to participate in our 401(k) plan. The plan allows executive officers and other employees to contribute compensation for retirement up to Internal Revenue Service imposed limits, either on a tax deferred or after-tax basis. The 401(k) plan permits us to make annual discretionary contributions to the plan as a percentage of the eligible compensation of participants in the plan. Committed annual contributions of 3% or more of such eligible compensation will maintain “safe harbor” tax-qualified status for the plan. For 2012, we committed to make an employer discretionary contribution of 4% of such eligible compensation. We did not make such a commitment for 2013 and no contribution is being made to the 401(k) plan for 2013. Decisions regarding this element of compensation do not impact any other element of compensation.

Perquisites and Other Benefits

Although perquisites are not a significant factor in our compensation programs, we provide certain limited perquisite and personal benefits to certain of the named executive officers, including the use primarily for business purposes (with personal usage being limited to usage for commuting purposes) of a company-owned automobile for Mr Ungurean. We provide these benefits to assist the executive officers in performing their services for us and they are not factored into the Board’s determinations with respect to other elements of total compensation.

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

Employment and Severance Arrangements

The Board and the Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with our general partner may result in the departure or distraction of management personnel to our detriment. Accordingly, our general partner has employment agreements with our executive officers. For each of our named executive officers, the current terms of these employment agreements run through December 31, 2015 or later in the case of Mr. Ungurean. There are annual renewals of each of the employment agreements after their specified terms unless terminated by either party with notice at least 90 days prior to any such renewal. These employment agreements provide for the base salary and target bonus amounts for each executive officer and contain severance arrangements that we believe are appropriate to encourage the continued attention and dedication of members of our management. The employment agreements with our executive officers are described more fully below under “— Potential Payment Upon Termination or Change in Control — Employment Agreements with Named Executive Officers.”

Compensation Committee Report

We have reviewed and discussed with management certain compensation discussion and analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2013 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934, or this Annual Report on Form 10-K. Based on that review and discussion, we recommend to the Board that the compensation discussion and analysis provisions be included in this Annual Report on Form 10-K.

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

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Charles C. Ungurean	2013	$501,923	$616,900	$500,000	$3,984	$1,622,807
President and Chief Executive Officer	2012	511,155	275,000	526,688	13,835	1,326,678
	2011	511,155	104,895	92,227	13,541	720,873
Bradley W. Harris	2013	301,154	396,100	300,002	8,960	1,006,216
Senior Vice President, Chief Financial Officer and	2012	108,642	162,500	908,000	3,090	1,182,052
Treasurer	2011	-	-	-	-	-
Daniel M. Maher	2013	271,039	390,250	270,000	9,269	940,558
Senior Vice President, Chief Legal Officer and Secretary	2012	277,847	135,000	270,038	19,069	701,954
	2011	265,846	201,250	448,463	15,332	930,890
Gregory J. Honish	2013	210,808	277,300	210,003	283	698,394
Senior Vice President, Operations	2012	220,040	102,500	210,054	10,083	542,677
	2011	214,851	33,075	80,851	10,083	338,860
Michael B. Gardner	2013	170,654	134,200	85,003	10,683	400,540
Vice President – Legal, General Counsel –	2012	186,144	68,000	82,545	17,683	354,372
Regulatory/Environmental and Assistant Secretary	2011	174,774	74,250	27,502	6,792	283,318

(1)

The 2013 bonus amounts for each named executive officer include incentive bonus amounts ($616,900 for Mr. Ungurean, $296,100 for Mr. Harris, $266,500 for Mr. Maher, $207,300 for Mr. Honish, and $84,200 for Mr. Gardner). These incentive bonus amounts represent discretionary annual cash awards accrued with respect to 2013, and will be paid to all of the named executive officers in March 2014 except that the incentive bonus amount for Mr. Gardner was and will be paid partly in December 2013 and the remainder in March 2014. The 2013 bonus amounts for each named executive officer except Mr. Ungurean also include retention bonus amounts ($100,000 for Mr. Harris, $90,000 for Mr. Maher, $70,000 for Mr. Honish, and $50,000 for Mr. Gardner). The 2013 bonus amount for Mr. Maher additionally included a remaining employment inducement bonus amount of $33,750 paid in early 2013.

(2)

Except for Mr. Harris, 2012 amounts shown reflect the grant date fair value of phantom units awarded under the LTIP to each of them in January and March 2013 for each of the named executive officers except Mr. Gardner and in January 2013 only for Mr. Gardner, all relating to services provided in 2012. For Mr. Harris, 2012 amounts shown reflect the grant date fair value of phantom units awarded to him under the LTIP in connection with his employment in August 2012. For each named executive officer, the 2013 amount shown reflects the grant date fair value of phantom units awarded under the LTIP to each of them in January 2014 relating to services provided in 2013.

(3)

For named executive officers, the 2013 amounts shown include payments made in 2013 with respect to life insurance benefits provided to each of the named executive officers, a holiday-related allowance paid in 2013 to each of the named executive officers, the taxable portion of automobile allowances paid to Messrs. Harris, Maher and Gardner, and the dues paid for Messrs. Ungurean, Harris and Maher for a dining and athletic club facility located in the same building as our executive offices.  Also for Mr. Ungurean, who is provided a company-owned automobile primarily for business use (with personal use being limited to usage for commuting purposes), the amount shown for 2013 also includes the cost to us of providing the automobile to him for his use for the estimated personal usage portion thereof for commuting purposes (10% of the total cost) in the amount of $1,966.

Grants of Equity-Based Awards for 2013

The following table provides information regarding grants of equity-based awards to named executive officers for services during the year ended December 31, 2013.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
Charles C. Ungurean	1/1/14	406,504	500,000
President and Chief Executive Officer
Bradley W. Harris	1/1/14	243,904	300,002
Senior Vice President, Chief Financial Officer and Treasurer
Daniel M. Maher	1/1/14	219,512	270,000
Senior Vice President, Chief Legal Officer and Secretary
Gregory J. Honish	1/1/14	170,734	210,003
Senior Vice President, Operations
Michael B. Gardner	1/1/14	69,108	85,003
Vice President-Legal, General Counsel-Regulatory/Environmental and Assistant Secretary

(1)

Amounts shown are based on the grant date fair market value of our common units of $1.23 for units granted effective January 1, 2014 with respect to services provided by the executive officers during 2013.

Outstanding Equity-Based Awards at December 31, 2013

The following table provides information regarding outstanding equity-based awards held by the named executive officers as of December 31, 2013.  All such equity-based awards consist of phantom units granted under our LTIP, other than the Class B units in our general partner held by Mr. Maher.  None of the named executive officers hold outstanding option awards.

	Unit Awards
Name	Number of Phantom Units That Have Not Vested (#)(1)	Number of Class B Units That Have Not Vested (#)(2)	Market Value of Units That Have Not Vested ($)(3)
Charles C. Ungurean	160,077		196,895
President and Chief Executive Officer
Bradley W. Harris	117,878		144,990
Senior Vice President, Chief Financial Officer and Treasurer
Daniel M. Maher	88,807		109,233
Senior Vice President, Chief Legal Officer and Secretary		3.1720195	1,234
Gregory J. Honish	67,540		83,074
Senior Vice President, Operations
Michael B. Gardner	23,915		29,415
Vice President – Legal, General Counsel – Regulatory/Environmental and Assistant Secretary

(1)

The phantom unit numbers do not include awards relating to services provided in 2013 that were effective January 1, 2014. As to Messrs. Ungurean and Honish, a portion of the units (1,893 for Mr. Ungurean and 1,659 for Mr. Honish) vest in equal amounts on each of March 31, 2014 and the next anniversary thereof, an additional portion of the units (13,806 for Mr. Ungurean and 5,241 for Mr. Honish) vest in equal amounts on each of March 31, 2014 and the next two anniversaries thereof, a further portion of the units (56,564 for Mr. Ungurean and 23,756 for Mr. Honish) vest in equal amounts on each of March 31, 2014 and the next three anniversaries thereof, and the remainder of the units (87,814 for Mr. Charles Ungurean and 36,884 for Mr. Honish) vest in two stages based upon achievement of certain performance criteria.  As to Mr. Harris, 50,000 of his units vest in equal amounts on each of March 31, 2014 and the next anniversary thereof, 33,940 of his units vest on March 31, 2014 and the next three anniversaries thereof, and the remaining 33,938 of his units vest in two stages based upon achievement of certain performance criteria.  As to Mr. Maher, 4,105 of his units vest on January 1, 2014, 6,738 of his units vest in equal amounts on March 31, 2014 and the next two anniversaries thereof, 30,544 of his units vest in equal amounts on each of March 31, 2014 and the next three anniversaries thereof, and the remaining 47,420 of his units vest in two stages based upon achievement of certain performance criteria.  As to Mr. Gardner, 564 of his units vest in equal amounts on each of March 31, 2014 and the next anniversary thereof, 4,119 of his units vest in equal amounts on each of March 31, 2014 and the next two anniversaries thereof, and the remaining 19,232 of his units vest in equal amounts on each of March 31, 2014 and the next three anniversaries thereof.

(2)	Amounts shown are the number of unvested Class B units of our general partner granted to Mr. Maher. These units vest in equal amounts on January 1, 2014 and the next anniversary thereof.
(3)

For phantom units, based on the closing price of our common units of $1.23 on December 31, 2013; for Class B units, reflects an estimate of the fair market value of the Class B units of our general partner as of December 31, 2013, as determined in accordance with FASB ASC Topic 718.

In addition to these outstanding equity-based awards at December 31, 2013, there were additional equity-based awards on January 1, 2014 as described above under “Equity-Based Awards – Equity-Based Awards for 2013.”

Units Vested in 2013

The following table shows the phantom unit awards and awards of Class B units of our general partner that vested in our named executive officers during 2013.  None of the named executive officers held or exercised any options in 2013.

Name	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles C. Ungurean	5,548	(1)	$15,257	(1)
President and Chief Executive Officer
Bradley W. Harris	25,000	(1)	68,750	(1)
Senior Vice President, Chief Financial Officer and Treasurer
Daniel M. Maher	6,351	(2)	24,322	(2)
Senior Vice President, Chief Legal Officer and Secretary	1.586010	(3)	2,218	(3)
Gregory J. Honish	2,577	(1)	7,087	(1)
Senior Vice President, Operations
Michael B. Gardner	1,655	(1)	4,551	(1)
Vice President – Legal, General Counsel – Regulatory Environmental and Assistant Secretary

(1)	These units vested on March 31, 2013, and the value realized amount reflects a unit value of $2.75 per unit on such vesting date.
(2)

Of these units, 4,105 units vested on January 1, 2013 and 2,246 units vested on March 31, 2013, and the value realized amount reflects a unit value of $4.42 and $2.75 per unit, respectively, on each such vesting date.

(3)	These units vested on January 1, 2013, and the value realized amount reflects an estimate of the fair market value of such units as of such date, as determined in accordance with FASB ASC Topic 718.

Pension Benefits

The named executive officers do not participate in any defined benefit pension plans and received no pension benefits during the year ended December 31, 2013.

Nonqualified Deferred Compensation

The named executive officers do not participate in any nonqualified deferred compensation plans and received no nonqualified deferred compensation during the year ended December 31, 2013.

Potential Payment Upon Termination or Change in Control

Employment Agreements with Named Executive Officers

Our general partner has employment agreements with each of our named executive officers with terms that run through December 31, 2015 or later in the case of Mr. Ungurean. After their specified terms, each of these employment agreements automatically extends for successive one-year periods unless and until either party elects to terminate the agreement by giving at least 90 days written notice prior to the commencement of the next succeeding one-year period. These agreements establish customary employment terms including base salaries, bonuses and other incentive compensation and other benefits. For information regarding the base salaries and other compensation provided under these employment agreements, please refer to the discussion above under “Compensation Discussion and Analysis — Employment and Severance Arrangements.”

These employment agreements also provide for, among other things, the payment of severance benefits and in some cases the continuation of certain benefits following certain terminations of employment by our general partner or the termination of employment for “Good Reason” (as defined in each of the employment agreements) by the executive officer. Under these agreements, if the executive officer’s employment is terminated by our general partner without “Cause” (as defined in the employment agreements) or the executive officer resigns for Good Reason, in each case, during the term of the agreement, the executive officer will have the right to a lump sum cash severance payment by our general partner equal to two times (three times with respect to Mr. Harris for a termination in connection with a change of control occurring after December 31, 2013 and one time with respect to Mr. Gardner) the executive officer’s annual base salary on the date of such termination. In addition, for Mr. Ungurean, in the event of a termination due to death or disability (as such term is defined in the employment agreements), or by our general partner without Cause, he and his dependents will be entitled to continued participation in our general partner’s employee benefit plans and insurance arrangements providing medical and dental benefits in which they are enrolled at the time of such termination for the remainder of the employment term, provided that the continuation is permitted at the time of termination under the terms of our general partner’s employee benefit plans and insurance arrangements. Also, for Mr. Harris, in the event of a termination for which he is entitled to receive such severance payment, he will also be entitled to receive COBRA benefits with the premiums therefor payable by our general partner. Under the employment agreements, if our general partner chooses to terminate the employment of an executive officer without Cause or the executive officer resigns for Good Reason, in each case after the expiration of the agreement following notice by our general partner that it is not renewing the term of the agreement, the executive officer would be entitled to a lump sum payment equal to two times (three times with respect to Mr. Harris for a termination in connection with a change of control occurring after December 31, 2013 and one time with respect to Mr. Gardner) the executive officer’s base salary. Mr. Harris would also be entitled to the COBRA benefits described above with the premiums therefor being payable by our general partner. All of the foregoing severance benefits are conditioned on the executive officer executing a release of claims in favor of our general partner and its affiliates including us. All of the severance benefits paid by our general partner are subject to reimbursement by us.

“Cause” is defined in each employment agreement as the executive officer having (i) engaged in gross negligence, gross incompetence or willful misconduct in the performance of the duties required of him under the employment agreement, (ii) refused (failed in the case of Mr. Harris) without proper reason to perform the duties and responsibilities required of him under the employment agreement (and in the case of Mr. Harris, such failure has continued without cure for a period of 30 days or more after our general partner has given him written notice of such failure), (iii) willfully engaged in conduct that is materially injurious to our general partner or its affiliates including us (monetarily or otherwise), (iv) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our general partner or an affiliate (including the unauthorized disclosure of confidential or proprietary material information of our general partner or an affiliate or, in the case of Messrs. Harris and Maher only, including instead the unauthorized disclosure of information that is, and is known or reasonably should have been known to the executive officer to be, confidential or proprietary information (material information in the case of Mr. Harris) of our general partner or an affiliate) or (v) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony. “Good Reason” is defined in each employment agreement as a termination by the executive officer in connection with or based upon (i) a material diminution in the executive officer’s responsibilities, duties or authority, (ii) a material diminution in the executive officer’s base compensation (or in the case of Messrs. Harris and Maher, the executive officer’s base compensation or the amount of the target annual bonus that may be earned by him) or (iii) a material breach by our general partner of any material provision of the employment agreement, and additionally in the case of Mr. Harris only, (iv) relocation of his principal place of employment from our general partner’s executive office to a location more than 30 miles from the city limits of Columbus, Ohio.

Each employment agreement also contains certain confidentiality covenants prohibiting each executive officer from, among other things, disclosing confidential information relating to our general partner or any of its affiliates including us. The employment agreements also contain non-competition and non-solicitation restrictions. For Mr. Ungurean, those provisions apply during the term of his agreement and continue for a period of two years following termination of employment for any reason. In the cases of Messrs. Harris, Maher, Honish and Gardner, those provisions apply during the term of their respective employment with our general partner and continue for a period of 12 months following termination of employment for any reason if such termination occurs during the term of the employment agreement and not in connection with the expiration of the employment agreement. In addition, in connection with the contribution of Oxford Mining Company to us in August 2007, Mr. Ungurean agreed that he would not compete with us in the coal mining business in Illinois, Kentucky, Ohio, Pennsylvania, West Virginia and Virginia before August 24, 2014.

The following table shows the value of the severance benefits and other benefits for the named executive officers under their employment agreements as in effect on December 31, 2013, assuming each named executive officer had terminated employment on December 31, 2013.

Name	Payment Type	Death or Disability ($)	Termination Without Cause ($)		Resignation for Good Reason ($)
Charles C. Ungurean	Cash severance		$1,000,000		$1,000,000
	Benefit Continuation	$28,434	28,434
	Total	28,434	1,028,434		1,000,000
Bradley W. Harris	Cash severance		600,000	(1)	600,000	(1)
	Benefit Continuation		22,344		22,344
	Total		622,344		622,344
Daniel M. Maher	Cash severance		540,000		540,000
Gregory J. Honish	Cash severance		420,000		420,000
Michael B. Gardner	Cash severance		170,000		170,000

(1)	For Mr. Harris, if the termination were in connection with a change in control, the cash severance benefit would be $900,000.

Except as described in the following sentence, our named executive officers are not entitled to any additional payments or benefits upon the occurrence of a change in control with respect to us or our general partner. The employment agreements of all of our named executive officers provide that, upon the occurrence of a change in control with respect to us or our general partner, all of the awards granted to them under our LTIP that have not vested as of the date of the change in control will immediately vest. Assuming that a change of control with respect to us or our general partner had occurred on December 31, 2013, each of our named executive officers would have been entitled to accelerated vesting with respect to all unvested phantom units that he held as of such date (160,077 units for Mr. Ungurean having an aggregate market value as of such date of $196,895, 117,878 units for Mr. Harris having an aggregate market value as of such date of $144,990, 88,807 units for Mr. Maher having an aggregate market value as of such date of $109,233, 67,540 units for Mr. Honish having an aggregate market value as of such date of $83,074, and 23,915 units for Mr. Gardner having an aggregate market value as of such date of $29,415, in each case with the value being based on the closing price of our common units of $1.23 on such date). In connection with his employment by us, Mr. Maher received Class B units in our general partner representing a profits participation interest in our general partner, which units vest over the four-year period following his receipt of such Class B units and are subject to accelerated vesting upon a change in control with respect to us or our general partner. Assuming that a change in control with respect to us or our general partner had occurred on December 31, 2013, Mr. Maher would have been entitled to accelerated vesting with respect to the 3.1720195 such Class B units that were unvested on such date at an estimated aggregate fair market value as of such date of $1,234 determined in accordance with FASB ASC Topic 718.

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

Each non-employee director covered by the plan receives an annual compensation package consisting of the following:

●	a cash retainer of $50,000;

●	an annual unit grant having a value of $50,000; and

●	where applicable, a committee chair retainer for each committee chaired of $10,000.

In addition, each non-employee director receives the following per meeting fees:

●	per meeting fees for board meetings attended in person of $2,000; and

●	per meeting fees for telephonic board meetings and committee meetings of $500.

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

Director Compensation Table for 2013

The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2013, as described above.  None of our non-employee directors held any unvested units as of December 31, 2013.

Name	Fees ($)(1)	Unit Awards ($)(2)	Total ($)
Gerald A. Tywoniuk	$94,000	$50,004	$144,004
Peter B. Lilly	$90,000	$50,004	$140,004
Robert J. Messey	$76,000	$50,004	$126,004

(1)	The amounts in this column represent the fees paid to the directors in 2013. All of the fees were paid in cash.
(2)

The amounts in this column represent the value of unit awards made to directors under our LTIP in 2013. For each of the directors, (a) 4,546 units were granted and vested on March 31, 2013 and their market value is based on the closing price of $2.75 per unit on March 29, 2014 (as the NYSE was closed on the March 30 and March 31, 2013 weekend dates); (b) 4,682 units were granted and vested on June 30, 2013 and their market value is based on the closing price of $2.67 per unit on June 28, 2013 (as the NYSE was closed on the June 29 and June 30, 2013 weekend dates); (c) 6,411 units were granted and vested on September 30, 2013 and their market value is based on the closing price of $1.95 per unit on such date; and (d) 10,163 units were granted and vested on December 31, 2013 and their market value is based on the closing price of $1.23 per unit on such date.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information regarding the beneficial ownership of units as of February 28, 2014 (the “Ownership Reference Date”) by:

●	each person who is known to us to beneficially own 5% or more of such units to be outstanding;

●	our general partner;

●	each of the directors and named executive officers of our general partner; and

●	all of the directors and executive officers of our general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders as the case may be.

The equity interests of our general partner are comprised of Class A units and Class B units.  The Class B units represent only profits interests in our general partner from the date of issuance.  The Class A units of our general partner are owned 33.7% by C&T Coal and 66.3% by AIM Oxford (both of which are reflected as 5% or more unitholders in the table below).  C&T Coal is owned by Charles C. Ungurean, our President and Chief Executive Officer, and Thomas T. Ungurean, our former Senior Vice President, Equipment, Procurement and Maintenance, and AIM Oxford is owned by AIM Coal LLC and certain investment partnerships affiliated with American Infrastructure MLP Fund, L.P.  The Class B units of our general partner are owned 67.3% by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary, and 32.7% by Jeffrey M. Gutman, our former Senior Vice President, Chief Financial Officer and Treasurer.

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

The percentage of units beneficially owned is based on a total of 10,589,149 common units and 10,280,380 subordinated units outstanding as of the Ownership Reference Date.

Name of Beneficial Owner	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned	Subordinated Units to be Beneficially Owned	Percentage of Subordinated Units to be Beneficially Owned	Percentage of Total Common and Subordinated Units to be Beneficially Owned
AIM Oxford Holdings, LLC(1)(2)	709,143	6.7%	6,813,160	66.3%	36.0%
C&T Coal, Inc.(3)	360,882	3.4%	3,467,220	33.7%	18.3%
Pacific Investment Management Company LLC.(4)	1,256,617	11.9%	—	—	6.0%
Advisory Research, Inc.(5)	1,198,175	11.3%	—	—	5.7%
George E. McCown(1)(2)(6)	709,143	6.7%	6,813,160	66.3%	36.0%
Brian D. Barlow(2)	—	—	—	—	—
Matthew P. Carbone(1)(2)(6)	709,143	6.7%	6,813,160	66.3%	36.0%
Gerald A. Tywoniuk(3)(7) (9)	47,937	*	—	—	*
Peter B. Lilly(3)(9)	71,410	*	—	—	*
Robert J. Messey(3)(8)(9)	54,795	*	—	—	*
Charles C. Ungurean(3)(10)(11)	385,188	3.6%	3,467,220	33.7%	18.5%
Thomas T. Ungurean(3)(10)(12)	366,313	3.5%	3,467,220	33.7%	18.4%
Bradley W. Harris(3)(13)	66,086	*	—	—	*
Gregory J. Honish(3)(14)	21,957	*	—	—	*
Daniel M. Maher(3)(15)	21,064	*	—	—	*
Michael B. Gardner(3)(16)	17,330	*	—	—	*
All directors and executive officers as a group (consisting of 12 persons)	1,416,264	13.4%	10,280,380	100.0%	56.0%

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

(2)	The address for this person or entity is 950 Tower Lane, Suite 800, Foster City, California 94404.
(3)	The address for this person or entity is 41 South High Street, Suite 3450, Columbus, Ohio 43215.
(4)	The address for this person or entity is c/o Boston Financial Data Services, Inc., 330 West 9th Street, Kansas City, Missouri 54105.
(5)	The address for this person or entity is Two Prudential Plaza, 180 N. Stetson Avenue, Suite 5500, Chicago, Illinois 60601.
(6)	Each of Messrs. McCown and Carbone disclaim beneficial ownership of the units, except to the extent of any pecuniary interest therein.

(7)

A total of 37,937 of these common units are owned by a trust established and trusteed by Mr. Tywoniuk. Mr. Tywoniuk disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.

(8)

A total of 6,000 of these common units are owned by a trust established by Mr. Messey and his spouse. Mr. Messey disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.

(9)

The common units shown for Messrs. Tywoniuk, Lilly and Messey include common units which will vest and be issued to them on March 31, 2014. The number of such units which will vest and be issued are estimated because the actual number to be issued to each of them will be dependent upon the closing price for the units on March 31, 2014. Each of them will have units having a value of $12,500 at such closing price (estimated at 10,000 units based on an estimated closing price of $1.25 per unit) issued to him.

(10)

Charles C. Ungurean and Thomas T. Ungurean, as the shareholders of C&T Coal, Inc., share voting and investment power with respect to the common and subordinated units owned by C&T Coal, Inc. Each of Charles C. Ungurean and Thomas T. Ungurean disclaim beneficial ownership of the units, except to the extent of any pecuniary interest therein.

(11)	Does not include 546,891 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(12)	Does not include 22,772 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(13)	Does not include 328,297 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(14)	Does not include 229,758 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(15)	Does not include 294,332 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.
(16)	Does not include 86,560 common units that could be issuable upon the vesting of phantom units, which phantom units will not vest within 60 days of the Ownership Reference Date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning common units that may be issued under our LTIP. Our LTIP allows for awards of options, phantom units, restricted units, unit awards, other unit awards and unit appreciation rights. It currently permits the grant of awards covering an aggregate of 2,806,075 units. Our LTIP is administered by the Compensation Committee.

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

The following table summarizes the number of securities remaining available for future issuance under our LTIP as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	1,623,185	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,623,185	(2)

(1)

Our LTIP was approved by our partners (general and limited) prior to our initial public offering. Our LTIP currently permits the grant of awards covering an aggregate of 2,806,705 units, inclusive of prior award grants, which grants did not and do not require approval by our limited partners.

(2)	The number of remaining available units for award grants includes the units that would be issuable upon vesting of a total of 559,184 outstanding phantom units.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

At December 31, 2013, C&T Coal owned 360,882 common units and 3,467,220 subordinated units representing a combined 18.0% limited partner interest in us, and AIM Oxford owned 709,143 common units and 6,813,160 subordinated units representing a combined 35.3% limited partner interest in us. C&T Coal and AIM Oxford control our general partner which owns a 2.0% general partner interest in us and all of our incentive distribution rights. The equity interests of our general partner are comprised of class A units and class B units. The class B units represent only profits interests in our general partner from the date of issuance. The class A units of our general partner are owned 33.7% by C&T Coal and 66.3% by AIM Oxford. C&T Coal is owned by Charles C. Ungurean, a member of our management team, and Thomas T. Ungurean, a member of our management team until his resignation effective June 30, 2012, and AIM Oxford is owned by AIM Coal LLC and certain investment partnerships affiliated with AIM. The class B units of our general partner are owned 32.7% by Jeffrey M. Gutman, a member of our management team until his resignation effective October 1, 2012, and 67.3% by Daniel M. Maher, a member of our management team.

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

Ownership Interests of Certain Executive Officers and Directors of Our General Partner

C&T Coal, AIM Oxford, Jeffrey M. Gutman, and Daniel M. Maher collectively own 100.0% of our general partner. Charles C. Ungurean, the President and Chief Executive Officer of our general partner, and Thomas T. Ungurean, a former officer of our general partner, own all of the equity interests in C&T Coal. Brian D. Barlow, Matthew P. Carbone and George E. McCown serve on the board of directors of our general partner and are principals of AIM having ownership interests in AIM. Jeffrey M. Gutman is a former officer of our general partner, and Daniel M. Maher is the Senior Vice President, Chief Legal Officer and Secretary of our general partner.

In addition to the 2.0% general partner interest in us, our general partner owns the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $0.6563 per quarter.

Administrative and Operational Services Agreement

On August 24, 2007, we entered into an administrative and operational services agreement with Oxford Mining Company, LLC and our general partner. Under the agreement, our general partner provides services to us and is reimbursed for all related costs incurred on our behalf. The services that our general partner provides include, among other things, general administrative and management services, human resources, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geologic services, risk management and insurance services. During 2013, we paid our general partner approximately $66.7 million for services, primarily related to payroll, performed under the administrative and operational services agreement. Any party may terminate the administrative and operational services agreement by providing at least 30 days’ written notice to the other parties.

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

Tunnell Hill Reclamation LLC

We were a party to an environmental services agreement with Tunnell Hill Reclamation LLC (“Tunnell Hill”), a wholly owned subsidiary of Tunnel Hill Partners, LP (“Tunnel Hill Partners”), pursuant to which we provided certain landfill operational services. The services agreement was terminated effective August 1, 2011 (the “Termination Date”). In connection with the termination of the services agreement, we entered into a Transaction Agreement and related documents with Tunnell Hill, effective as of the Termination Date, under which Tunnell Hill temporarily leased from us for a period of six months certain of our equipment and had an option during the six month leasing period to elect to purchase all of the equipment for a purchase price of $948,000 with 50% of the rental payments being credited against the purchase price should Tunnell Hill elect to exercise its purchase option. In the first quarter of 2012, Tunnell Hill exercised its option to purchase the leased equipment and we received net proceeds of approximately $877,000, which reflects the purchase price of $948,000 less a credit of 50% of the rental payments received during the lease period and recognized a gain on this transaction of approximately $97,000. Payments received for contract services provided to Tunnell Hill totaled $24,000 and $1,525,000 for the years ended December 31, 2012 and 2011, respectively. We continue to sell clay and small quantities of coal to Tunnell Hill which totaled $385,000 and 181,000 for the years ended December 31, 2013 and 2012, respectively.

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

Chartering of Aircraft Transportation

From time to time for business purposes, we charter the use of various airplanes from Zanesville Aviation located in Zanesville, Ohio. Additionally, C&T Coal owns an airplane that it leases to Zanesville Aviation and Zanesville Aviation uses that airplane in providing charter services to its customers, including us at times. During the years of 2013, 2012 and 2011, we paid Zanesville Aviation an aggregate of $97,000, $146,000, and $178,000, respectively.

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

The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result the transactions described above were not reviewed under such policy. A copy of the code of business conduct and ethics is found at www.oxfordresources.com in the Investor Relations/Corporate Governance section. Additionally a unitholder may make such a request in writing by mailing such request to Investor Relations, Oxford Resource Partners, LP, 41 South High Street, Suite 3450, Columbus, Ohio 43215, or by emailing such request to Investor Relations at ir@OxfordResources.com.

Further information required for this item is provided in “Item 1. Business — Overview,” “Item 10. Directors, Executive Officers and Corporate Governance” and Note 19: Related Party Transactions included in the notes to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

Item 14.                 Principal Accountant Fees and Services

The following table sets forth fees and out-of-pocket expenses billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
Name	2013	2012
Audit fees(1)	$296,000	$383,000

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Oxford Resource Partners, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders of

Oxford Resource Partners, LP

We have audited the accompanying consolidated balance sheets of Oxford Resource Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ (deficit) capital and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Resource Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 4, 2014

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for unit data)

	As of December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$3,089	$3,977
Accounts receivable	25,850	19,792
Inventory	13,840	12,554
Advance royalties	2,604	4,461
Prepaid expenses and other assets	1,737	2,046
Assets held for sale	-	6,106
Total current assets	47,120	48,936

PROPERTY, PLANT AND EQUIPMENT, NET	144,426	158,483
ADVANCE ROYALTIES, LESS CURRENT PORTION	8,800	4,861
INTANGIBLE ASSETS, NET	1,188	1,442
OTHER LONG-TERM ASSETS	22,821	7,177
Total assets	$224,355	$220,899

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL
CURRENT LIABILITIES:
Accounts payable	$23,932	$26,893
Current portion of long-term debt	7,901	102,970
Current portion of reclamation and mine closure costs	5,996	3,869
Accrued taxes other than income taxes	1,293	1,213
Accrued payroll and related expenses	3,389	1,629
Other liabilities	3,457	2,491
Total current liabilities	45,968	139,065

LONG-TERM DEBT	155,375	41,557
RECLAMATION AND MINE CLOSURE COSTS	25,658	25,144
WARRANTS	4,599	-
OTHER LONG-TERM LIABILITIES	3,753	3,806
Total liabilities	235,353	209,572

PARTNERS’ (DEFICIT) CAPITAL:
Limited partners (20,867,073 and 20,751,190 units outstanding as of December 31, 2013 and 2012, respectively)	(13,460)	9,593
General partner (423,494 units outstanding as of December 31, 2013 and 2012)	(2,507)	(2,010)
Total Oxford Resource Partners, LP (deficit) capital	(15,967)	7,583
Noncontrolling interest	4,969	3,744
Total partners’ (deficit) capital	(10,998)	11,327
Total liabilities and partners’ (deficit) capital	$224,355	$220,899

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for unit and per unit data)

	For the Year Ended December 31,
	2013	2012	2011
REVENUES:
Coal sales	$336,201	$364,928	$391,046
Other revenue	10,566	8,599	9,331
Total revenues	346,767	373,527	400,377
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	268,130	288,782	316,574
Purchased coal	22,297	23,685	13,480
Total cost of coal sales (excluding depreciation, depletion and amortization)	290,427	312,467	330,054
Cost of other revenue	1,619	1,195	1,799
Depreciation, depletion and amortization	48,081	51,170	51,905
Selling, general and administrative expenses	17,297	15,629	13,739
Impairment and restructuring expenses	1,761	15,650	-
(Gain) loss on disposal of assets, net	(6,488)	(8,021)	1,352
Total costs and expenses	352,697	388,090	398,849
(LOSS) INCOME FROM OPERATIONS	(5,930)	(14,563)	1,528
INTEREST AND OTHER EXPENSES:
Interest income	4	10	13
Interest expense	(21,054)	(11,500)	(9,870)
Change in fair value of warrants	3,280	-	-
Total interest and other expenses	(17,770)	(11,490)	(9,857)
NET LOSS	(23,700)	(26,053)	(8,329)
Net income attributable to noncontrolling interest	(1,225)	(755)	(4,748)
Net loss attributable to Oxford Resource Partners, LP unitholders	(24,925)	(26,808)	(13,077)
Net loss allocated to general partner	(497)	(535)	(261)
Net loss allocated to limited partners	$(24,428)	$(26,273)	$(12,816)

Net loss per limited partner unit:
Basic	$(1.07)	$(1.27)	$(0.62)
Diluted	$(1.07)	$(1.27)	$(0.62)

Weighted average number of limited partner units outstanding:
Basic	22,776,481	20,711,952	20,641,127
Diluted	22,776,481	20,711,952	20,641,127

Distributions paid per unit:
Limited partners:
Common	$-	$1.5125	$1.7500
Subordinated	$-	$0.6375	$1.7500
General partner	$-	$1.0750	$1.7500

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL

(in thousands, except for unit data)

	Limited Partners									Total
	Common		Subordinated		Total		General Partner		Non-	Partners'
	Units	Capital	Units	Deficit	Units	Capital (Deficit)	Units	Deficit	controlling Interest	Capital (Deficit)
Balance at December 31, 2010	10,330,603	$146,078	10,280,380	$(40,394)	20,610,983	$105,684	420,633	$(63)	$3,142	$108,763
Net (loss) income	-	(6,437)	-	(6,379)	-	(12,816)	-	(261)	4,748	(8,329)
Partner contributions	-	-	-	-	-	-	1,411	28	-	28
Partner distributions	-	(18,129)	-	(17,978)	-	(36,107)	-	(736)	(4,901)	(41,744)
Equity-based compensation	-	1,077	-	-	-	1,077	-	-	-	1,077
Issuance of units to LTIP participants	69,141	(678)	-	-	69,141	(678)	-	-	-	(678)
Balance at December 31, 2011	10,399,744	121,911	10,280,380	(64,751)	20,680,124	57,160	422,044	(1,032)	2,989	59,117
Net (loss) income	-	(13,237)	-	(13,036)	-	(26,273)	-	(535)	755	(26,053)
Partner contributions	-	-	-	-	-	-	1,450	12	-	12
Partner distributions	-	(15,772)	-	(6,550)	-	(22,322)	-	(455)	-	(22,777)
Equity-based compensation	-	1,262	-	-	-	1,262	-	-	-	1,262
Issuance of units to LTIP participants	71,066	(234)	-	-	71,066	(234)	-	-	-	(234)
Balance at December 31, 2012	10,470,810	93,930	10,280,380	(84,337)	20,751,190	9,593	423,494	(2,010)	3,744	11,327
Net (loss) income	-	(12,374)	-	(12,054)	-	(24,428)	-	(497)	1,225	(23,700)
Equity-based compensation	-	1,441	-	-	-	1,441	-	-	-	1,441
Issuance of units to LTIP participants	115,883	(66)	-	-	115,883	(66)	-	-	-	(66)
Balance at December 31, 2013	10,586,693	$82,931	10,280,380	$(96,391)	20,867,073	$(13,460)	423,494	$(2,507)	$4,969	$(10,998)

See accompanying notes to consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,700)	$(26,053)	$(8,329)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	48,081	51,170	51,905
Impairment and restructuring expenses	1,761	15,650	-
Change in fair value of warrants	(3,280)	-	-
Interest rate swap and fuel contract adjustments to market	(12)	(144)	48
Non-cash interest expense	4,094	-	-
Amortization and write-off of deferred financing costs	3,986	2,175	1,600
Non-cash equity-based compensation expense	1,441	1,262	1,077
Non-cash changes in mine reclamation obligations	2,293	1,567	1,503
Amortization of below-market coal sales contracts	(60)	(623)	(939)
(Gain) loss on disposal of assets, net	(6,488)	(8,021)	1,352
Changes in assets and liabilities:
Accounts receivable	(6,058)	8,596	(280)
Inventory	(778)	(554)	1,731
Advance royalties	(2,320)	(123)	(740)
Restricted cash	(40)	1,811	(2,179)
Other assets	147	(1,224)	(452)
Accounts payable	(2,962)	1	866
Reclamation and mine closure costs	(8,222)	(8,966)	(5,491)
Accrued taxes other than income taxes	80	(519)	89
Accrued payroll and related expenses	1,760	(905)	(90)
Other liabilities	(47)	(1,513)	(383)
Net cash from operating activities	9,676	33,587	41,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,773)	(19,122)	(33,859)
Purchase of coal reserves and land	(1,532)	(125)	(1,088)
Mine development costs	(3,027)	(3,440)	(5,196)
Proceeds from sale of assets	6,424	12,417	849
Insurance proceeds	3,035	400	1,096
Net cash from investing activities	(12,873)	(9,870)	(38,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	150,000	-	-
Payments on borrowings	(56,072)	(10,921)	(6,231)
Advances on line of credit	53,588	51,000	62,000
Payments on line of credit	(126,088)	(39,000)	(15,000)
Debt issuance costs	(9,569)	(1,086)	-
Collateral for reclamation bonds	(9,550)	-	-
Capital contributions from partners	-	12	28
Distributions to partners	-	(22,777)	(36,843)
Distributions to noncontrolling interest	-	-	(4,901)
Net cash from financing activities	2,309	(22,772)	(947)

NET CHANGE IN CASH	(888)	945	2,143
CASH, beginning of the year	3,977	3,032	889
CASH, end of the year	$3,089	$3,977	$3,032

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

Significant Relationships Referenced in Notes to Consolidated Financial Statements

●	“We,”“us,” “our,” or the “Partnership” means the business and operations of Oxford Resource Partners, LP, the parent entity, as well as its consolidated subsidiaries.

●	Our “GP” means Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP.

Organization

We are a low-cost producer of high-value thermal coal and the largest producer of surface-mined coal in Ohio. We market our coal primarily to large electric utilities with coal fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These coal reserves are mined by our subsidiaries, Oxford Mining Company, LLC (“Oxford Mining”), Oxford Mining Company - Kentucky, LLC and Harrison Resources, LLC (“Harrison Resources”).

We are managed by our GP and all executives, officers and employees who provide services to us are employees of our GP. Charles C. Ungurean, the President and Chief Executive Officer of our GP and a member of our GP’s board of directors (“Mr. C. Ungurean”), and Thomas T. Ungurean, a former officer of our GP (“Mr. T. Ungurean”), are the co-owners of one of our limited partners, C&T Coal, Inc. (“C&T”).

AIM Oxford Holdings, LLC (“AIM Oxford”) and C&T held 65.81% and 33.49%, respectively, of the ownership interests in our GP with the remaining ownership interests therein being a 0.47% ownership interest held by Daniel M. Maher, our Senior Vice President, Chief Legal Officer and Secretary, and a 0.23% ownership interest held by Jeffrey M. Gutman, a former officer of our GP. As of December 31, 2013, AIM Oxford, C&T and our GP had ownership in the Partnership of 35.33%, 17.98% and 1.99%, respectively. The remaining 44.70% was held by the general public and participants in our Long-Term Incentive Plan (our “LTIP”).

We have a 51% ownership interest in Harrison Resources and also have control for purposes of US GAAP. As a result, we consolidate all of Harrison Resources’ accounts with all material intercompany transactions and balances being eliminated in our consolidated financial statements. The remaining 49% ownership interest in Harrison Resources that we do not own is reflected as “noncontrolling interest” in our consolidated balance sheets and statements of operations. See Note 14.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Our financial statements are prepared in accordance with US GAAP. The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities (if any).

The most significant policies requiring the use of management estimates and assumptions relate to collectability of accounts receivable, useful lives of fixed assets, valuation of coal reserves, amortization calculations using the units-of-production method, reserve estimates of coal reserves, evaluations of asset impairment, recoverability of advance royalties, useful lives of intangible assets, and estimates of future reclamation and mine closure costs. The estimates and assumptions that we use are based upon our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ significantly from those estimates.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred net losses of $23,700, $26,053 and $8,329 for the years ended December 31, 2013, 2012, and 2011, respectively, resulting in an accumulated deficit of $10,998 at December 31, 2013. We have managed our liquidity for the year ended December 31, 2013, with $9,676 of cash flows provided from operations and $2,309 of cash flows provided from financing activities. As of December 31, 2013, our available liquidity was $8.2 million, which consisted of $3.1 million in cash on hand and $5.1 million of borrowing capacity under our credit facilities.

Should we have difficulty meeting our forecasts, this could have an adverse effect on our liquidity position. Management has taken the following actions to improve its liquidity position:

●	restructured our Illinois Basin operations (see Note 3);
●	aligned our coal production with our committed coal sales and reduced costs by temporarily idling production at two Northern Appalachian mines and eliminating approximately 50 positions;
●	reduced capital expenditures; and
●	acquired a strategically located coal preparation plant next to a significant customer that will reduce coal transportation costs.

Through the aforementioned actions, management expects to be able to achieve its forecasted results for the year ending December 31, 2014. However, there can be no assurance that our cash flows will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Cash and Restricted Cash

Cash and restricted cash consist of cash held with reputable depository institutions. Cash and restricted cash are stated at cost, which approximates fair market value. At times, such deposits may be in excess of the FDIC insurance limit. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk relating to such amounts.

We had restricted cash related to Harrison Resources of $3,969 and $3,929 as of December 31, 2013 and 2012, respectively, which are included in our consolidated balance sheets as “other long-term assets.” Harrison Resources’ cash, which is deemed to be restricted due to the limitations of its use for Harrison Resources’ operations, primarily relates to funds set aside for future reclamation obligations. See the Noncontrolling Interest section of this Note 2 and Note 14.

Allowance for Doubtful Accounts

We establish an allowance for losses on accounts receivable when it is probable that all or part of an outstanding balance will not be collected. Our management regularly reviews the probability that a receivable will be collected and establishes or adjusts the allowance as necessary. There was no allowance for doubtful accounts as of December 31, 2013 and 2012.

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

	Years
Buildings and tipple	25	-	39
Machinery and equipment	1	-	12
Vehicles	5	-	7
Furniture and fixtures	3	-	7
Railroad siding		7

We acquire our coal reserves through purchases or leases. We deplete our coal reserves using the units-of-production method on the basis of tonnage mined in relation to total estimated recoverable tonnage with residual surface values classified as land. As of December 31, 2013 and 2012, all of our Northern Appalachian reserves were attributed to mine complexes engaged in mining operations or leased to third parties. As of December 31, 2013, all Illinois Basin mining activities had been idled. Management would consider offers for the remaining coal reserves and/or facilities related to the Illinois Basin operations.

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

Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated by accelerating the depletion rate. To the extent it is determined that an asset’s carrying value will not be recoverable during a shorter mine life, the asset is written down to its recoverable value. There were no indicators of impairment present during the years ended December 31, 2013 and 2011. See Note 3 for discussion of impairment expenses in 2012.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advance Royalties

A substantial portion of our reserves are leased. Advance royalties are advance payments made to lessors under terms of lease agreements that are typically recoupable through an offset or credit against royalties payable on future production. We write-off advance royalties when recoverability is no longer probable based on future mining plans.

Deferred Financing Costs

We capitalize costs incurred in connection with the establishment of credit facilities and amortize such costs to interest expense over the term of the credit facilities using the effective interest method.

Financial Instruments and Derivative Financial Instruments

Our financial instruments include cash and restricted cash, accounts receivable, accounts payable, fixed rate debt and variable rate debt. In 2012, we also had an interest rate swap agreement. We do not hold or purchase financial instruments or derivative financial instruments for trading purposes.

Our financial instruments include fixed price forward contracts for diesel fuel. Our risk management policy allows us to purchase up to 80% of our unhedged diesel fuel gallons on fixed price forward contracts. These contracts meet the normal purchases and sales exclusion and therefore are not accounted for as derivatives. These forward fuel contracts usually have a term of one year or less, and we take physical delivery of all the fuel supplied under these contracts except in the case of one Illinois Basin contract which was modified.

Warrants

In conjunction with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common and subordinated units under a freestanding contract. Pursuant to Financial Accounting Standards Board's Accounting Standards Board's Codification Topic 470-20, “Debt With Conversion and Other Options” (ASC 470-20), freestanding contracts that are settled in a company’s own stock, including common and subordinated unit warrants, are to be designated as an asset, liability or equity instrument. Both the common and subordinated unit warrants were determined to be liabilities and were recorded at fair value as determined using the Black-Scholes Pricing Model. ASC 470-20 further requires that the warrants' fair value be remeasured each reporting period, with the change in fair value being reported in the consolidated statements of operations. Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, unit price, exercise price, term and volatilities.

Intangible Assets

We have recorded intangible assets associated with certain customer relationships at fair value. These balances arose from the purchase accounting for our acquisition of Oxford Mining and its subsidiaries. These intangible assets are being amortized over their expected useful lives and are recorded in “intangible assets, net” in our consolidated balance sheets. See Note 7 for further details.

Reclamation and Mine Closure Costs

Our reclamation and mine closure costs arise from the Surface Mining Control and Reclamation Act (“SMCRA”) and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Our reclamation and mine closure costs are recorded initially at fair value based on the assumption that all work will be performed by third-party contractors. We estimate reclamation and mine closure costs using the end of mine life method. The end of mine life method estimates the liability based on the costs to reclaim the last pit(s) once the mine is no longer producing coal. This liability is amortized over the tons expected to be recovered over the productive life of the mine.

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

Revenue Recognition

Revenue from coal sales is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, and the title or risk of loss has passed. Coal sales prices are subject to premiums and reductions based on variations in coal quality delivered versus specifications in our coal supply contracts, but such adjustments are typically confirmed in a matter of days. Risk of loss typically transfers to the customer at the mine or dock, when the coal is loaded on the rail, barge, or truck.

Other revenue consists primarily of clay and limestone sales, royalty income, service fees, and other miscellaneous revenue. Clay and limestone sales relate to material we recover during the coal mining process and sell to third parties. Royalty income relates to underground coal reserves that we sublease to a third party mining company. For the years ended 2013, 2012 and 2011, we received royalties of $8, $1,496 and $3,202, respectively. In 2012, we received an advance payment of $2.2 million for these royalties in exchange for a significant reduction in the amount of the overriding royalty going forward. Service fees are earned for operating a coal unloading facility, providing river barge loading services, and hauling ash. Periodically, we recognize miscellaneous revenue related to lost coal claims that result from granting third-party right-of-way access through small portions of various mine complexes.

Below-Market Coal Sales Contracts

Our below-market coal sales contracts were acquired through the Phoenix Coal acquisition in 2009 and represent contracts for which the prevailing market price for the specified coal was in excess of the contract price. The fair value was based on discounted cash flows resulting from the difference between the below-market contract price and the prevailing market price at the date of acquisition. The fair value adjustments are amortized into coal sales on the basis of tons shipped over the terms of the respective contracts. Amortization of these below-market contracts included in revenue was $60, $623 and $939 for the years ended December 31, 2013, 2012 and 2011, respectively. The current portion of the net carrying value of our below-market coal sales contracts was reflected in our consolidated balance sheets as “other current liabilities.” No such amounts remained at December 31, 2013.

Equity-Based Compensation

We account for equity-based awards in accordance with applicable guidance, which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Equity-based compensation expense is recorded based upon the fair value of the award at grant date. The fair value of our LTIP units is determined based on the closing sales price of our units on the New York Stock Exchange on the grant date. The related expense is recognized on a straight-line basis over the corresponding vesting period. See Note 12.

Noncontrolling Interest

US GAAP requires noncontrolling interests to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interests is recorded in “net income attributable to noncontrolling interest” in our consolidated statements of operations. See Note 14.

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

Limited Partner Units: Basic earnings (losses) per unit are computed by dividing net income (loss) attributable to limited partners by the weighted average units outstanding, including unexercised participating warrants, during the reporting period. Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit except that the weighted average units outstanding and net income (loss) attributable to limited partners are increased to include phantom units that have not yet vested and that will convert to limited partnership units upon vesting. In periods of a loss, the phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

General Partner Units: Basic earnings (losses) per unit are computed by dividing net income (loss) attributable to our GP by the weighted average units outstanding, including unexercised participating warrants, during the reporting period. Diluted earnings (losses) per unit for our GP are computed similar to basic earnings (losses) per unit except that the net income (loss) attributable to the general partner units is adjusted for the dilutive impact of the phantom units. In periods of a loss, the phantom units are anti-dilutive and therefore not included in the earnings (losses) per unit calculation.

New Accounting Standards Issued

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. We do not believe that the adoption of the guidance provided by these updates will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified in our consolidated balance sheet as of December 31, 2012. Payments due on the term note of $6 million have been reclassified from “long-term debt” to “current portion of long-term debt.”

Certain prior-year amounts have been reclassified in our consolidated statements of cash flows to conform with current-year classifications. These reclassifications are to reclassify “change in restricted cash” in “Cash Flows From Investing Activities” to “restricted cash” in “Cash Flows From Operating Activities.”

NOTE 3: IMPAIRMENT AND RESTRUCTURING EXPENSES

In March 2012, we received a termination notice from a customer related to an 0.8 million ton per year coal supply contract fulfilled from our Illinois Basin operations. In response, we idled one Illinois Basin mine and the related preparation plant, closed our Illinois Basin lab, reduced operations at two other mines, terminated a significant number of employees and substituted purchased coal for mined coal on certain sales contracts. Operations at the two remaining mines varied to best manage strip ratio impacts and other costs through early December 2013, at which time all production was discontinued. As of December 31, 2013, we have sold or redeployed almost all of the Illinois Basin equipment to our Northern Appalachian operations. We are seeking to sell the remaining Illinois Basin equipment, consisting of a large-capacity shovel and several smaller pieces of equipment, and would consider offers to purchase the remaining coal reserves and/or facilities related to our Illinois Basin operations.

Impairment Expenses

As a result of the restructuring described above, we recorded asset impairment expenses of $12.8 million during 2012. These non-cash expenses related to coal reserves, mine development assets and certain mining equipment (the “Impaired Assets”). No such expenses were recorded in the year ended December 31, 2013.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 3: IMPAIRMENT AND RESTRUCTURING EXPENSES (continued)

In determining our impairment expenses, we utilized market prices for similar assets and discounted projected future cash flows to determine the fair value of the Impaired Assets. Our discounted projected future cash flows were based on financial forecasts developed internally for planning purposes. These projections incorporated certain assumptions, including future costs and sales trends, estimated costs to sell and our expected net realizable values for the Impaired Assets. As of December 31, 2012, the Impaired Assets that we planned to sell, and were no longer in production, were presented separately as current assets held for sale in our consolidated balance sheet. Such Impaired Assets were recorded at carrying value, after taking into account the impairment. The Impaired Assets were not depreciated or amortized during the last nine months of 2012 and the first three months of 2013. Assets held for sale totaling $6.1 million that were not sold as of March 31, 2013 were reclassified from assets held for sale to machinery and equipment at that date.

Restructuring Expenses

Restructuring expenses related to our Illinois Basin operations totaled $1.8 and $2.9 million for the years ended December 31, 2013 and 2012, respectively. These expenses included termination costs for approximately 200 employees in 2012, and 35 employees in 2013, professional and legal fees and transportation costs associated with moving idled Illinois Basin equipment to our Northern Appalachian operations. In addition, we terminated one coal lease and wrote off the related asset in the second quarter of 2013. We expect to incur $0.1 million of additional costs during 2014 as we complete the restructuring. The liabilities related to the restructuring are included in “other current liabilities” in our consolidated balance sheets as of December 31, 2013 and 2012.

Restructuring accrual activity, combined with a reconciliation to “impairment and restructuring expenses” as set forth in our consolidated statements of operations, is summarized as follows:

	As of December 31, 2012	For the Twelve Months Ended December 31, 2013		As of December 31, 2013
	Liability	Expense	Payments	Liability

Severance and other termination costs	$405	$534	$(535)	$404
Professional and legal fees	18	26	(44)	-
Equipment relocation costs	20	495	(263)	252
Coal lease termination costs	-	23	(23)	-
Total cash restructuring expenses	$443	$1,078	$(865)	$656

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 3: IMPAIRMENT AND RESTRUCTURING EXPENSES (continued)

The following table summarizes the total impairment and restructuring expenses expected to be incurred over the course of the restructuring:

	Expenses
	For the Twelve Months Ended December 31, 2013	Incurred Through December 31, 2013	Total Expected Expenses

Cash:
Severance and other termination costs	$534	$1,887	$1,887
Professional and legal fees	26	1,021	1,021
Equipment relocation costs	495	1,044	1,178
Coal lease termination costs	23	23	23
Total cash restructuring expenses	1,078	3,975	4,109

Non-cash:
Coal lease termination costs	683	683	683
Asset impairment	-	12,753	12,753
Total non-cash restructuring expenses	683	13,436	13,436
Total impairment and restructuring expenses	$1,761	$17,411	$17,545

NOTE 4: INVENTORY

Inventory consisted of the following:

	As of December 31,
	2013	2012

Coal	$5,957	$5,609
Fuel	1,879	1,893
Spare parts and supplies	6,004	5,052
Total	$13,840	$12,554

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	As of December 31,
	2013	2012
Property, plant and equipment, gross:
Land	$3,016	$2,947
Coal reserves	49,574	53,376
Mine development costs	58,077	46,176
Buildings and tipple	1,957	1,957
Machinery and equipment	202,663	195,321
Vehicles	4,522	4,488
Furniture and fixtures	1,584	1,518
Railroad sidings	160	160
Total property, plant and equipment, gross	321,553	305,943
Less: accumulated depreciation, depletion and amortization	(177,127)	(147,460)
Total property, plant and equipment, net	$144,426	$158,483

The amounts of depreciation expense related to owned and leased fixed assets, depletion expense related to owned and leased coal reserves, amortization expense related to mine development costs and amortization expense related to intangible assets for the respective years are as follows:

	For the Year Ended December 31,
	2013	2012	2011

Depreciation	$30,786	$34,276	$37,022
Depletion	4,513	4,869	5,697
Mine development amortization	12,528	11,783	8,913
Intangible asset amortization(1)	254	242	273
	$48,081	$51,170	$51,905
(1)	See Note 7.

In June 2013 and April 2012, we completed the sale of certain oil and gas rights and land in eastern Ohio for $6.1 million and $6.3 million, respectively, which is recorded in “(gain) loss on disposal of assets, net” in our consolidated statement of operations for the years ended December 31, 2013 and 2012. As part of these transactions, we retained royalty rights equivalent to 20% of net revenue once the wells are producing. We expect royalty revenue to be generated from these rights starting in the first quarter of 2014, which royalty revenue will be recorded in “other revenue.”

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 6: OPERATING LEASES

We lease certain operating facilities and equipment under non-cancelable lease agreements that expire on various dates through 2018. Generally, the lease terms range from three to ten years. As of December 31, 2013, aggregate lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are set forth below:

For the years ending December 31, 2014	$7,928
2015	5,947
2016	2,642
2017	651
2018	2

For the years ended December 31, 2013, 2012 and 2011, we incurred lease expenses of $8,591, $7,118 and $3,383, respectively.

We also entered into various coal reserve lease agreements under which advance royalty payments are made. Most of these advance royalty payments are recoupable against future royalty payments otherwise due based on production. Such payments are capitalized as “advance royalties” at the time of payment, and are recoupable through an offset or credit against royalties payable on future production.

NOTE 7: INTANGIBLE ASSETS

	As of December 31, 2013
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Customer relationships	13	$3,315	$2,127	$1,188

	As of December 31, 2012
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Customer relationships	14	$3,315	$1,873	$1,442

Customer relationships represent intangible assets that were recorded at fair value when we acquired Oxford Mining and its subsidiaries in August 2007. The net carrying value of our customer relationships is reflected in our consolidated balance sheets as “intangible assets, net.” We amortize these assets over the expected life of the respective customer relationships. Amortization related to customer relationships totaled $254, $242, and $273 for the years ended December 31, 2013, 2012 and 2011, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 7: INTANGIBLE ASSETS (continued)

Expected amortization of intangible assets will be approximately:

For the years ending December 31, 2014	$227
2015	204
2016	183
2017	126
2018	84
Thereafter	364

We evaluate our intangible assets for impairment when indicators of impairment exist. For the years ended December 31, 2013, 2012 and 2011, there were no indicators of impairment present for our intangible assets.

NOTE 8: OTHER LONG-TERM ASSETS AND OTHER CURRENT LIABILITIES

Other long-term assets consisted of the following:

	As of December 31,
	2013	2012

Reclamation bond collateral(1)	$9,582	$-
Deferred financing costs, net(1)	7,644	2,061
Restricted cash	3,969	3,929
Deposits	1,526	1,070
Other	100	117
Total	$22,821	$7,177

Other current liabilities consisted of the following:

	As of December 31,
	2013	2012

Accrued interest and interest rate swap(2)	$1,424	$709
Accrued royalties	1,062	815
Other	971	967
Total	$3,457	$2,491
(1)	See Note 10.
(2)	See Note 11 regarding interest rate swap.

NOTE 9: RECLAMATION AND MINE CLOSURE COSTS

As previously indicated, our reclamation and mine closure costs arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in our mining permits. These activities include reclaiming the pit and support acreage, as well as stream mitigation.

As of December 31, 2013, our liability for reclamation and mine closure costs totaled $31.7 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of December 31, 2013, the aggregate undiscounted cost of final reclamation and mine closure is $39.7 million.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 9: RECLAMATION AND MINE CLOSURE COSTS (continued)

Activities affecting the liability for reclamation and mine closure costs for the respective years are as follows:

	Year Ended December 31,
	2013	2012

Beginning balance	$29,013	$21,789
Accretion expense	2,293	1,567
Payments	(8,656)	(8,966)
Revisions in estimated cash flows	9,004	14,623
Total reclamation and mine closure costs	31,654	29,013
Less current portion	(5,996)	(3,869)
Noncurrent liability	$25,658	$25,144

In 2013, the revisions in discounted estimated cash flows resulted in a net increase in the reclamation and mine closure costs of $9.0 million. Of this amount, $3.7 million related to four new mines, $4.0 million related to reclamation work in progress at recently closed mines and the remaining $1.3 million related to updated cost estimates for pond removal, grading and water treatment.

In 2012, the revisions in discounted estimated cash flows resulted in a net increase in the reclamation and mine closures costs of $14.6 million. Of this amount, $5.7 million related to eight new mines, $3.6 million related to reclamation work in progress at recently closed mines and $1.5 million related to estimated closing costs and timing for two mines being closed earlier than anticipated, with the remaining $3.8 million due to revisions to estimates of expected costs. The accelerated closures are a result of the restructuring plan for our Illinois Basin operations, which we began implementing in the first quarter of 2012, as further discussed in Note 3.

Adjustments to the liability for reclamation and mine closure costs due to such revisions generally result in corresponding adjustments to the related mine development assets for active and new mines.

NOTE 10: LONG-TERM DEBT

Debt consisted of the following:

	As of December 31,
	2013	2012
Credit facilities:
First lien debt:
Term loan	$69,321	$45,000
Revolving line of credit	19,500	92,000
Second lien debt:
Term loan	70,862	-
Other obligations	3,593	7,527
Total debt	163,276	144,527
Less current portion	(7,901)	(102,970)
Long-term debt	$155,375	$41,557

Credit Facilities Generally

In connection with our initial public offering in July 2010, we entered into an agreement for our credit facility (our “2010 Credit Agreement”) which provided for a $115 million revolving credit line that matured in July 2013 and a $60 million term loan that would have matured in July 2014. We were required to make quarterly principal payments of $1.5 million on the term loan that commenced in September 2010 and continue until maturity when the remaining balance was to be paid. Borrowings under our 2010 Credit Agreement bore interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the Base Rate plus the Applicable Margin (Base Rate and Applicable Margin are defined in our 2010 Credit Agreement).

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 10: LONG-TERM DEBT (continued)

In June 2012, we executed an amendment to our 2010 Credit Agreement which was applicable for the remaining term. The amendment (i) modified the leverage ratio, (ii) authorized the sale of certain Kentucky assets, and (iii) allowed for quarterly distributions at specified minimum levels or at higher levels as long as specified liquidity thresholds were maintained. In connection with the amendment, we paid the consenting lenders a non-refundable amendment fee equal to 0.50% of their then outstanding loan commitments.

In June 2013, we closed on $175 million of credit facilities that replaced and was used to pay our 2010 Credit Agreement borrowings in full. These facilities include (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement (the “First Lien Financing Agreement”) and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the issuing second lien lender) under a financing agreement (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).

The first lien credit facility matures in September 2015 with an option to extend to June 2016, and the second lien credit facility matures in December 2015 with an option to extend to September 2016, if certain conditions are met. As of December 31, 2013, the blended cash interest rate for both credit facilities was 9.53%. The Financing Agreements contain customary financial and other covenants, and also preclude making unitholder distributions during the term of the credit facilities. Borrowings under the credit facilities are secured by substantially all of our assets. Proceeds of the credit facilities were used to retire our previous revolving credit line and term loan under our 2010 Credit Agreement, to cash collateralize letters of credit and to pay fees and expenses related to the credit facilities.

As of December 31, 2013, we were in compliance with all covenants under the terms of the Financing Agreements.

Warrants

In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. These warrants are freestanding financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value with the change in fair value reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount will be amortized through interest expense over the life of the second lien credit facility using the effective interest method. For the year ended December 31, 2013, the fair value of the warrants decreased $3.3 million. See Note 11 for fair value disclosures.

First Lien Credit Facility

As of December 31, 2013, we had a term loan of $69.3 million outstanding under the first lien credit facility. We are obligated to make quarterly principal payments of $1.3 million commencing in June 2014, until repayment of the then outstanding balance at maturity. Borrowings on the term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 1.5%) plus 6.75% or the Reference Rate (as defined in the First Lien Financing Agreement) (floor of 3.00%) plus 6.25%. As of December 31, 2013, the first lien term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 10: LONG-TERM DEBT (continued)

The first lien credit facility also includes a $25 million revolving credit facility under which $19.5 million was outstanding as of December 31, 2013. Of this amount, $9.6 million is used to collateralize reclamation bonds. The revolving credit facility bears interest at the same rates as the term loan under the first lien credit facility. As of December 31, 2013, the balance outstanding on the revolving credit facility had a weighted average cash interest rate of 8.76%, consisting of either LIBOR of 1.5% plus 6.75% or the Reference Rate of 3.25% plus 6.25%. As of December 31, 2013, we had $5.1 million of borrowing capacity available on the revolving credit facility.

The Financing Agreements require mandatory prepayment of principal with proceeds from certain events. During the year ended December 31, 2013, we paid down $5.7 million of the first lien term loan with proceeds from the sale of oil and gas rights in late June 2013 and the granting of a pipeline right-of-way to a third party in September 2013.

Second Lien Credit Facility

A portion of the $75 million of principal associated with the term loan issued under the second lien credit facility was allocated to the warrants in an amount equal to their fair value at issuance of $7.9 million. The value allocated to the warrants was recorded as a debt discount, with the remaining $67.1 million assigned to the term loan. The debt discount will be amortized to interest expense over the life of the second lien credit facility using the effective interest method.  Amortization of the debt discount totaled $1.5 million for the year ended December 31, 2013.

We are obligated to make quarterly principal payments of $0.2 million commencing in June 2014, until repayment of the then outstanding balance at maturity. The term loan under the second lien credit facility bears cash interest at a variable rate per annum equal to, at our option, LIBOR (floor of 1.25%) plus 9.75% or the Reference Rate (as defined in the Second Lien Financing Agreement) (floor of 3.00%) plus 11.75%. As of December 31, 2013, the second lien credit facility term loan had a cash interest rate of 11.00%, consisting of LIBOR of 1.25% plus 9.75%.

The second lien credit facility also provides for “PIK Interest” (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then outstanding principal amount of the term loan as additional principal obligations. PIK Interest totaled $2.3 million for the year ended December 31, 2013.

As of December 31, 2013, the outstanding balance on the second lien term loan was $70.9 million. This amount represents the principal balance of $75.0 million, plus PIK Interest of $2.3 million, net of the unamortized debt discount of $6.4 million.

Other Obligations

CONSOL Coal Reserves – In August 2010, Harrison Resources acquired coal reserves from CONSOL Energy, through one of its subsidiaries, in exchange for a down payment of $850 and a note payable in an original face amount of $13,458 that matures three years from the date of issuance to Harrison Resources of the permit to mine such reserves. This note is payable in three annual installments of $5,383, $5,383 and $2,692 commencing with the issuance of such permit in September 2012. This note has no stated interest rate; therefore, the difference between the face amount and the imputed amount was recorded as a discount using an imputed interest rate of 5.5% and is being amortized into interest expense using the effective interest method. As of December 31, 2013 and 2012, the outstanding balance on the CONSOL #3 loan was $2,584 and $7,508, respectively.

AEP Conesville Coal Preparation Plant – In April 2013, Oxford Conesville, LLC, a wholly-owned subsidiary of Oxford Mining, acquired the assets of the AEP Conesville coal preparation plant for $488 in cash, a $1,000 note at the rate of 5.00% and the assumption of the reclamation obligation. The note is payable in two installments payments of $500 due on April 5, 2014 and December 31, 2014.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 10: LONG-TERM DEBT (continued)

Other Note Payable – We acquired coal reserves from an individual with payments due of $5 per year for ten years at no stated interest rate. The obligation matures in April 2015. The difference between the face amount and the imputed amount was recorded as a discount using an imputed interest rate of 6.75% and is being amortized into interest expense using the effective interest method.

Debt Maturity Table

The total debt of the Partnership matures as follows:

During the years ending December 31, 2014	$7,901
2015	155,375
$163,276

Deferred Financing Costs

During the year ended December 31, 2013, net deferred financing costs totaling $0.8 million related to the credit facility under our 2010 Credit Agreement were written-off as interest expense and we capitalized $9.6 million of deferred financing costs related to our new credit facilities under the Financing Agreements.  These costs, included in “other long-term assets,” represent fees paid to lenders and advisors and for legal services. Amortization of deferred financing costs included in interest expense was $3,986, $2,175, and $1,600 for the year ended December 31, 2013, 2012 and 2011, respectively.

Selling, general and administrative expenses for 2013 included $0.7 million of fees paid to advisors and for legal services related to our credit facility refinancing, and $2.4 million of fees paid to lenders and advisors and for legal services related to the attempted refinancing of our credit facility under our 2010 Credit Agreement. There were no such expenses during the years ended December 31, 2012 and 2011.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Warrants	$-	$(4,599)	$-

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$-	$(12)	$-

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The interest rate swap agreement matured in the first quarter of 2013.

The warrants are fair valued at each balance sheet date using the Black-Scholes model. At December 31, 2013, the fair value of each warrant was $1.22, based on the following assumptions: spot price of $1.23 per unit, exercise price of $0.01 per unit, term of 4.5 years, volatility of 80% and a five-year treasury rate of 1.75%.

The following methods and assumptions were used to estimate the fair values of financial instruments for which the fair value option was not elected:

Cash and restricted cash, accounts receivable and accounts payable:  The carrying amount reported in the consolidated balance sheets for cash and restricted cash, accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments.

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed rate debt	$3,593	$3,386	$7,527	$7,642
Variable rate debt	159,683	159,683	137,000	137,000

NOTE 12: LONG-TERM INCENTIVE PLAN

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

For the years ended December 31, 2013, 2012 and 2011, we recognized equity-based compensation expense of $1,441, $1,262 and $1,077, respectively. These amounts are included in selling, general and administrative expenses. As of December 31, 2013 and 2012, $2,150 and $1,843, respectively, of cost remained unamortized. We expect to recognize these costs using the straight-line method over a remaining weighted average period of 1.2 years as of December 31, 2013.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 12: LONG-TERM INCENTIVE PLAN (continued)

The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	80,043	$16.25
Granted	312,138	10.08
Issued	(71,066)	9.68
Surrendered	(63,152)	11.82

Unvested balance at December 31, 2012	257,963	11.67
Granted	438,990	3.98
Issued	(115,883)	5.74
Surrendered	(21,886)	13.59
Unvested balance at December 31, 2013	559,184	6.79

The value of LTIP units vested during the years ended December 31, 2013, 2012 and 2011 was $963, $944 and $908, respectively.

As of December 31, 2013, 2,056,075 units were authorized for issuance under our LTIP and 1,064,001 units remained available to be awarded.  In early 2014, an additional 750,000 units were authorized and 1,347,502 units were awarded.  Subsequent to these events, 468,148 units remained available to be awarded, assuming that all grants outstanding are settled with units without reduction for income tax withholding and that no future forfeitures occur.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 13: EARNINGS (LOSSES) PER UNIT

The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	For the Year Ended December 31,
	2013	2012	2011

Limited partner units
Average units outstanding:
Basic	22,776,481	20,711,952	20,641,127
Effect of equity-based compensation	N/A	N/A	N/A
Diluted	22,776,481	20,711,952	20,641,127

Net loss allocated to limited partners
Basic	$(24,470)	$(26,273)	$(12,816)
Diluted	(24,470)	(26,273)	(12,816)

Net loss per limited partner unit
Basic	$(1.07)	$(1.27)	$(0.62)
Diluted	(1.07)	(1.27)	(0.62)

General partner units
Average units outstanding:
Basic and diluted	423,618	422,609	421,038

Net loss allocated to general partner
Basic	$(455)	$(535)	$(261)
Diluted	(455)	(535)	(261)

Net loss per general partner unit
Basic	$(1.07)	$(1.27)	$(0.62)
Diluted	(1.07)	(1.27)	(0.62)

Anti-dilutive units (1) (2)	-	-	68,760

Distributions paid per unit:
Limited partners:
Common	$-	$1.5125	$1.7500
Subordinated	-	0.6375	1.7500
General partner	-	1.0750	1.7500
(1)	Anti-dilutive units are not used in calculating diluted average units.
(2)	Unvested LTIP units are not dilutive units for the years ended December 31, 2013 and 2012.

Under the Partnership’s partnership agreement, arrearage amounts resulting from suspension of the common units distribution accumulate, while those related to the subordinated units do not. In the future if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders (including the holders of common unit warrants). Any additional distribution amounts paid at that time are then paid to common unitholders (including the holders of common unit warrants) until their previously unpaid accumulated arrearage amounts have been paid in full. As of December 31, 2013, the total arrearage amount was $25.3 million. In the first quarter 2013, due to continued weakness in the coal markets, distributions related to the fourth quarter 2012 and going forward were suspended to further preserve liquidity. Distributions are also prohibited by the Financing Agreements as long as we have outstanding borrowings thereunder.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 14: NONCONTROLLING INTEREST

Harrison Resources, a limited liability company, was formed in March 2006 by Oxford Mining to acquire coal properties, develop mine sites and mine coal for sale to customers. Effective January 30, 2007, 49% of Harrison Resources was sold to CONSOL Energy and its ownership interest is held by one of its subsidiaries. Harrison Resources’ revenues, which are included in our consolidated statements of operations, were $34,100, $34,518 and $38,664 for the years ended December 31, 2013, 2012 and 2011, respectively. Oxford Mining has a services agreement with Harrison Resources under which we perform mining and reclamation services for agreed-upon per ton prices. Additionally, Oxford Mining has a broker agreement with Harrison Resources under which we market the coal.

Harrison Resources’ cash, which is deemed to be restricted, primarily relates to funds set aside for reclamation obligations in the amounts of $3,969 and $3,929 as of December 31, 2013 and 2012, respectively, and is included in our consolidated balance sheets as “other long-term assets.” Harrison Resources’ total net assets as of December 31, 2013 and 2012 were $10,140 and $7,641, respectively.

Noncontrolling interest, which represents the 49% of Harrison Resources owned by CONSOL Energy through one of its subsidiaries, consists of the following:

	For the Year Ended December 31,
	2013	2012

Beginning balance	$3,744	$2,989
Net income	1,225	755
Ending balance	$4,969	$3,744

NOTE 15: WORKERS’ COMPENSATION AND BLACK LUNG

We have no liabilities under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents. Under the Black Lung Benefits Revenue Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, with neither amount to exceed 4.4% of the gross sales price for the coal. For the years ended December 31, 2013, 2012 and 2011, we recorded $3.2 million, $3.6 million and $4.2 million, respectively, in our cost of coal sales related to this excise tax.

With regard to workers’ compensation, we are insured through state sponsored programs or an insurance carrier where there is no state sponsored program.

NOTE 16: RETIREMENT PLAN

We maintain a 401(k) plan for the benefit of our employees. For the years ended December 31, 2012 and 2011, we committed to and made an employer contribution at 4% of qualified wages totaling $1.9 million and $2.2 million, respectively. For the year ended December 31, 2013, we did not commit to make and are not making any discretionary employer contribution to the 401(k) plan.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 17: COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of December 31, 2013, the remaining terms of our long-term contracts range from one to two years.

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

Purchase Commitments

From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal. We previously had a long-term purchase contract for 0.4 million tons of coal per year with a separate supplier who had asserted that the contract had terminated by its terms. We entered into a settlement agreement with the supplier in February 2013 under which the parties agreed to terminate the contract with the supplier making a one-time payment of $2.1 million to us.

 Transportation

We depend upon barge, rail and truck transportation systems to deliver coal to our customers. We have a long-term rail transportation contract that has been amended and extended through March 31, 2015.

401(k) Plan

As of September 30, 2013, we satisfied the obligation to pay our GP for the purpose of funding our GP’s commitment to our 401(k) plan in the amount of $1.9 million related to plan and fiscal year ended December 31, 2012. For the year ended December 31, 2013, the GP made no commitment to fund an employer contribution to our 401(k) plan.

Surety and Performance Bonds

As of December 31, 2013, we had $37.0 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash of $9.6 million. Such cash collateral is included in “other long-term assets” on our consolidated balance sheet and “collateral for reclamation bonds” within financing activities on our consolidated statement of cash flows. Additionally, we had road bonds totaling $0.6 million and performance bonds totaling $2.1 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.

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

NOTE 17: COMMITMENTS AND CONTINGENCIES (continued)

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

We market our coal principally to electric utilities, electric cooperatives, municipalities and industrial customers in Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. As of December 31, 2013 and 2012, accounts receivable from electric utilities totaled $19.6 million and $12.6 million, respectively, or 75.9% and 63.6% of total receivables, respectively. The following table shows the amount of sales to each customer (in each year where applicable, a “Major Customer”) which individually accounted for greater than 10% of sales in any of the years ended December 31, 2013, 2012 and 2011, with a portion of these sales being facilited by coal brokers.

	Revenues for the Year Ended December 31,
Customer	2013	2012	2011
	(in millions)
American Electric Power	$146.3	$128.8	$139.7
First Energy	69.2	85.8	58.0
East Kentucky Power Cooperative	41.4	56.6	43.7
Big Rivers Electric	*	*	44.0

*Sales to this customer were less than 10% in the respective year.

Three Major Customers in 2013 and 2012, in the aggregate, represented 74.1% and 72.6%, respectively, of our total sales in the applicable year, and four Major Customers in 2011, in the aggregate, represented 71.3% of our total sales in that year. Three of the Major Customers in each of 2013 and 2012, in the aggregate, represented 81.5% and 67.9% of the outstanding accounts receivable at December 31, 2013 and 2012, respectively.

NOTE 19: RELATED PARTY TRANSACTIONS

In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, legal, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $624 and $3,442 were included in accounts payable as of December 31, 2013 and 2012, respectively.

We sell clay and small quantities of coal to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Mr. C. Ungurean, Mr. T. Ungurean, and affiliates of AIM Oxford. We sold equipment to Tunnell Hill for $877 in 2012. Sales to Tunnell Hill were $385, $205 and $1,525 for the years ended December 31, 2013, 2012 and 2011, respectively. Accounts receivable from Tunnell Hill were $83 and a de minimis amount for the years ended December 31, 2013 and 2012, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 19: RELATED PARTY TRANSACTIONS (continued)

From time to time for business purposes, we charter the use of various airplanes from Zanesville Aviation located in Zanesville, Ohio. Additionally, C&T owns an airplane that it leases to Zanesville Aviation and Zanesville Aviation uses that airplane in providing charter services to its customers, including us at times. During the years of 2013, 2012 and 2011, we paid Zanesville Aviation an aggregate of $97, $146 and $178, respectively.

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	For the Year Ended December 31,
	2013	2012	2011

Cash paid for:
Interest	$12,258	$10,739	$6,976
Non-cash activities:
Coal reserves acquired with debt	-	307	-
Property and equipment acquired with debt	1,000	-	-
Reclamation and mine closure costs capitalized in mine development	8,927	16,011	12,278
Value of debt assigned to warrants	7,879	-	-
Market value of common units vested in LTIP	330	849	2,055

NOTE 21: SEGMENT INFORMATION

We operate in one business segment. We operate surface coal mines in Northern Appalachia and through December 2013 in the Illinois Basin and sell high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the eastern United States. Our operating and executive management reviews and bases its decisions upon consolidated reports. Three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per unit data)

NOTE 22: SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION - (Unaudited)

A summary of our unaudited consolidated quarterly operating results in 2013 and 2012 is as follows:

	2013
	March 31	June 30	September 30	December 31	Total

Total revenues	$88,726	$88,125	$87,586	$82,330	$346,767
Net (loss) income from operations	(3,356)	2,434	(1,036)	(3,972)	(5,930)
Net loss attributable to Oxford Resource
Partners, LP unitholders	(6,547)	(4,510)	(5,599)	(8,269)	(24,925)
Net loss allocated to general partner	(131)	(89)	(112)	(165)	(497)
Net loss allocated to limited partners	(6,416)	(4,421)	(5,487)	(8,104)	(24,428)

Loss per limited partner unit:
Basic	$(0.31)	$(0.21)	$(0.22)	$(0.33)	$(1.07)
Diluted	$(0.31)	$(0.21)	$(0.22)	$(0.33)	$(1.07)

Distributions paid per unit:
Limited partners:
Common	$-	$-	$-	$-	$-
Subordinated	$-	$-	$-	$-	$-
General partner	$-	$-	$-	$-	$-

	2012
	March 31	June 30	September 30	December 31	Total

Total revenues	$97,867	$91,948	$97,214	$86,498	$373,527
Net (loss) income from operations	(12,968)	1,338	(29)	(2,904)	(14,563)
Net loss attributable to Oxford Resource
Partners, LP unitholders	(15,776)	(1,455)	(3,314)	(6,263)	(26,808)
Net loss allocated to general partner	(315)	(29)	(66)	(125)	(535)
Net loss allocated to limited partners	(15,461)	(1,426)	(3,248)	(6,138)	(26,273)

Loss per limited partner unit:
Basic	$(0.75)	$(0.07)	$(0.16)	$(0.29)	$(1.27)
Diluted	$(0.75)	$(0.07)	$(0.16)	$(0.29)	$(1.27)

Distributions paid per unit:
Limited partners:
Common	$0.4375	$0.4375	$0.4375	$0.2000	$1.5125
Subordinated	$0.4375	$0.1000	$0.1000	$-	$0.6375
General partner	$0.4375	$0.2688	$0.2688	$0.1000	$1.0750

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2014

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

Signature	Title	Date
/s/ GEORGE E. MCCOWN	Chairman of the Board	March 4, 2014
George E. McCown
/s/ CHARLES C. UNGUREAN	Director, President and Chief	March 4, 2014
Charles C. Ungurean	Executive Officer (principal executive officer)
/s/ BRADLEY W. HARRIS	Senior Vice President, Chief Financial	March 4, 2014
Bradley W. Harris	Officer and Treasurer (principal financial officer)
/s/ DENISE M. MAKSIMOSKI	Senior Director, Accounting	March 4, 2014
Denise M. Maksimoski	(principal accounting officer)
/s/ BRIAN D. BARLOW	Director	March 4, 2014
Brian D. Barlow
/s/ MATTHEW P. CARBONE	Director	March 4, 2014
Matthew P. Carbone
/s/ PETER B. LILLY	Director	March 4, 2014
Peter B. Lilly
/s/ ROBERT J. MESSEY	Director	March 4, 2014
Robert J. Messey
/s/ GERALD A. TYWONIUK	Director	March 4, 2014
Gerald A. Tywoniuk

Index to Exhibits

Exhibit Number	Description
3.1

Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2

Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

3.2A

First Amendment to Third Amended and Restated Limited Partnership Agreement of Oxford Resource Partners, LP dated June 24, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.3

Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4

Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2012 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.4A

First Amendment to Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

10.2

Investors’ Rights Agreement, dated August 24, 2007, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.2A

Amendment to Investors’ Rights Agreement dated June 24, 2013 by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Exhibit 10.2A to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.4D#

Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Employment Agreement was effective on March 29, 2013 (incorporated by reference to Exhibit 10.4D to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.4E*#	Amendment to Employment Agreement between Oxford Resources GP, LLC and Gregory J. Honish, which Amendment was effective on March 3, 2014

10.5D#

Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher, which Employment Agreement was effective on March 29, 2013 (incorporated by reference to Exhibit 10.5D to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.5E*#	Amendment to Employment Agreement between Oxford Resources GP, LLC and Daniel M. Maher, which Amendment was effective on March 3, 2014

10.6D#

Employment Agreement between Oxford Resources GP, LLC and Charles C. Ungurean, which Employment Agreement was effective on June 24, 2013 (incorporated by reference to Exhibit 10.6D to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

Exhibit Number	Description
10.9#

Employee Unitholder Agreement among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Gregory J. Honish (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.10#

Oxford Resource Partners, LP Amended and Restated Long-Term Incentive Plan dated July 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.10A#

First Amendment to Oxford Resource Partners, LP Amended and Restated Long-Term Incentive Plan effective December 31, 2013 (incorporated by reference to Annex A to the Information Statement on Schedule 14C (Commission File No. 001-34815) filed on February 4, 2014)

10.11A#

Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use (incorporated by reference to Exhibit 10.11A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.11B#

Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for use with Charles C. Ungurean, Bradley W. Harris, Gregory J. Honish and Daniel M. Maher (incorporated by reference to Exhibit 10.11B to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.12#

Non-Employee Director Compensation Plan adopted on June 28, 2011 and effective on January 1, 2011 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.12A#

Non-Employee Director Compensation Plan adopted on February 28, 2013 and effective on January 1, 2013 (incorporated by reference to Exhibit 10.12A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.13#

Form of Non-Employee Director Compensation Plan Award Agreement for Grant of Unrestricted Units (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.14#

Director Unitholder Agreement, dated December 1, 2009, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC and Gerald A. Tywoniuk (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.15

Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.16A

Coal Purchase and Sale Agreement No. 10-62-04-900, dated May 21, 2004, by and between Oxford Mining Company, Inc. and American Electric Power Service Corporation, agent for Columbus Southern Power Company (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16B

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

Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012 (incorporated by reference to Exhibit 10.16M to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2012 filed on November 7, 2012)

10.16N†

Amendment No. 2013-2 to Coal Purchase and Sale Agreement, dated February 6, 2013 (incorporated by reference to Exhibit 10.16N to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.16O†

Amendment No. 2013-5 to Coal Purchase and Sale Agreement, dated June 26, 2013 (incorporated by reference to Exhibit 10.16O to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.16P*	Amendment No. 2014-1 to Coal Purchase and Sale Agreement, dated January 6, 2014

10.16Q*†	Amendment No. 2014-2 to Coal Purchase and Sale Agreement, dated February 27, 2014

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

10.19A*#	Amendment to Employment Agreement between Oxford Resources GP, LLC and Bradley W. Harris dated as of March 3, 2014

10.20B#

Employment Agreement between Oxford Resources GP, LLC and Michael B. Gardner, which Employment Agreement was effective on March 29, 2013 (incorporated by reference to Exhibit 10.20B to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.20C*#	Amendment to Employment Agreement between Oxford Resources GP, LLC and Michael B. Gardner dated as of March 3, 2014

10.21#

Retention bonus letter agreement between Oxford Resources GP, LLC and Bradley W. Harris dated as of March 29, 2013 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.22#

Retention bonus letter agreement between Oxford Resources GP, LLC and Daniel M. Maher dated as of March 29, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.23#

Retention bonus letter agreement between Oxford Resources GP, LLC and Gregory J. Honish dated as of March 29, 2013 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.24

Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.25

Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.26

Intercreditor Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.27

Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

Exhibit Number	Description
10.28

Form of Warrant (to purchase common units of Oxford Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.29

Form of Warrant (to purchase subordinated units of Oxford Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.30

Form of Warrant (to purchase Class B Units of Oxford Resources GP, LLC) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.31

Investors’ Rights Agreement, dated as of June 24, 2013, by and among Oxford Resource Partners, LP, Oxford Resources GP, LLC, AIM Oxford Holdings, LLC, and the lenders party to the Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Oxford Resource Partners, LP, as a guarantor, the other guarantors party thereto, such lenders, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

21.1*	List of Subsidiaries of Oxford Resource Partners, LP

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of John T. Boyd Company

31.1*

Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2013 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2013 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2013 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the December 31, 2013 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
95*	Mine Safety Disclosure

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) our Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) our Consolidated Statements of Partners’ Capital for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (v) the notes to our Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

*	Filed herewith (or furnished in the case of Exhibits 32.1, 32.2 and 101).

#	Compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.