Form 10-Q
period 2014-09-30
Oxford Resource Partners LP
filed 2014-10-30
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES ☐NO ☒
As of October 29, 2014, 10,774,814 common units and 10,280,380 subordinated units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “OXF.”

	TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION	Page

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited) ....................................................................	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 .....................................................................................................................................	4
	Condensed Consolidated Statements of Partners’ (Deficit) Capital for the Nine Months Ended September 30, 2014 and 2013 ...................................................................................................................	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 ....................................................................................................................................................	6
	Notes to Condensed Consolidated Financial Statements ..........................................................................	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ...................	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................................	33
ITEM 4.	Controls and Procedures ...........................................................................................................................	33

	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings .....................................................................................................................................	34
ITEM 1A.	Risk Factors ..............................................................................................................................................	34
ITEM 4.	Mine Safety Disclosures............................................................................................................................	35
ITEM 6.	Exhibits .....................................................................................................................................................	35

PART I. FINANCIAL INFORMATION

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)
(in thousands, except for unit data)

	As of September 30, 2014	As of December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$7,454	$3,089
Accounts receivable	25,176	25,850
Inventory	15,596	13,840
Advance royalties	2,940	2,604
Prepaid expenses and other assets	1,444	1,737
Total current assets	52,610	47,120
PROPERTY, PLANT AND EQUIPMENT, NET	125,150	144,426
ADVANCE ROYALTIES, LESS CURRENT PORTION	6,971	8,800
INTANGIBLE ASSETS, NET	1,017	1,188
OTHER LONG-TERM ASSETS	18,237	22,821
Total assets	$203,985	$224,355
LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL
CURRENT LIABILITIES:
Accounts payable	$22,497	$23,932
Current portion of long-term debt	73,527	7,901
Current portion of reclamation and mine closure obligations	7,949	5,996
Accrued taxes other than income taxes	1,041	1,293
Accrued payroll and related expenses	2,279	3,389
Other liabilities	2,989	3,457
Total current liabilities	110,282	45,968
LONG-TERM DEBT	75,428	155,375
RECLAMATION AND MINE CLOSURE OBLIGATIONS	25,792	25,658
WARRANTS	2,978	4,599
OTHER LONG-TERM LIABILITIES	3,737	3,753
Total liabilities	218,217	235,353
PARTNERS’ DEFICIT:
Limited partners (21,055,194 and 20,867,073 units outstanding as of September 30, 2014 and December 31, 2013, respectively)	(15,358)	(13,460)
General partner (423,494 units outstanding as of September 30, 2014 and December 31, 2013)	(2,573)	(2,507)
Total Oxford Resource Partners, LP deficit	(17,931)	(15,967)
Noncontrolling interest	3,699	4,969
Total partners’ deficit	(14,232)	(10,998)
Total liabilities and partners’ deficit	$203,985	$224,355

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(in thousands, except for unit and per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Coal sales	$73,112	$84,742	$229,468	$255,226
Other revenue	21,395	2,844	25,044	9,211
Total revenues	94,507	87,586	254,512	264,437
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	64,592	68,175	196,326	202,159
Purchased coal	300	5,881	1,587	17,774
Total cost of coal sales (excluding depreciation, depletion and amortization)	64,892	74,056	197,913	219,933
Cost of other revenue	542	455	1,313	1,228
Depreciation, depletion and amortization	9,236	12,017	30,532	37,760
Selling, general and administrative expenses	3,604	3,051	10,530	13,056
Restructuring expenses	—	150	75	1,012
Gain on disposal of assets, net	—	(1,107)	(559)	(6,594)
Total costs and expenses	78,274	88,622	239,804	266,395
INCOME (LOSS) FROM OPERATIONS	16,233	(1,036)	14,708	(1,958)
INTEREST AND OTHER INCOME (EXPENSES):
Interest income	1	1	4	3
Interest expense	(7,026)	(6,808)	(20,899)	(14,146)
Change in fair value of warrants	151	2,714	1,621	565
Total interest and other expenses	(6,874)	(4,093)	(19,274)	(13,578)
NET INCOME (LOSS)	9,359	(5,129)	(4,566)	(15,536)
Net loss (income) attributable to noncontrolling interest	428	(470)	1,270	(1,120)
Net income (loss) attributable to Oxford Resource Partners, LP unitholders	9,787	(5,599)	(3,296)	(16,656)
Net income (loss) allocated to general partner	193	(112)	(66)	(333)
Net income (loss) allocated to limited partners	$9,594	$(5,487)	$(3,230)	$(16,323)

Net income (loss) per limited partner unit:
Basic	0.39	(0.22)	(0.13)	(0.74)
Diluted	0.39	(0.22)	(0.13)	(0.74)

Weighted average number of limited partner units outstanding:
Basic	24,778,680	24,587,411	24,717,697	22,159,610
Diluted	24,778,680	24,587,411	24,717,697	22,159,610

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
AS OF SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(in thousands, except for unit data)

	Limited Partners									Total Partners' Capital (Deficit)
	Common		Subordinated		Total		General Partner
	Units	Capital	Units	Deficit	Units	Capital (Deficit)	Units	Deficit	Non-controlling Interest
Balance at December 31, 2012	10,470,810	$93,930	10,280,380	$(84,337)	20,751,190	$9,593	423,494	$(2,010)	$3,744	$11,327
Net loss	—	(8,262)	—	(8,061)	—	(16,323)	—	(333)	1,120	(15,536)
Equity-based compensation	—	1,090	—	—	—	1,090	—	—	—	1,090
Issuance of units to LTIP participants	85,394	(66)	—	—	85,394	(66)	—	—	—	(66)
Balance at September 30, 2013	10,556,204	$86,692	10,280,380	$(92,398)	20,836,584	$(5,706)	423,494	$(2,343)	$4,864	$(3,185)

Balance at December 31, 2013	10,586,693	$82,931	10,280,380	$(96,391)	20,867,073	$(13,460)	423,494	$(2,507)	$4,969	$(10,998)
Net loss	—	(1,628)	—	(1,602)	—	(3,230)	—	(66)	(1,270)	(4,566)
Equity-based compensation	—	1,383	—	—	—	1,383	—	—	—	1,383
Issuance of units to LTIP participants	188,121	(51)	—	—	188,121	(51)	—	—	—	(51)
Balance at September 30, 2014	10,774,814	$82,635	10,280,380	$(97,993)	21,055,194	$(15,358)	423,494	$(2,573)	$3,699	$(14,232)

See accompanying notes to condensed consolidated financial statements.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(in thousands)

	For the nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,566)	$(15,536)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	30,532	37,760
Restructuring expenses	75	1,012
Change in fair value of warrants	(1,621)	(565)
Interest rate swap adjustment to market	—	(12)
Non-cash interest expense	5,770	2,238
Amortization and write-off of deferred financing costs	3,010	3,040
Non-cash equity-based compensation expense	1,383	1,090
Non-cash reclamation and mine closure expense	1,725	1,683
Amortization of below-market coal sales contracts	—	(60)
Gain on disposal of assets, net	(559)	(6,594)
Changes in assets and liabilities:
Accounts receivable	674	(8,697)
Inventory	(1,756)	489
Advance royalties	1,493	(1,265)
Restricted cash	1,109	1,429
Prepaid expenses and other assets	225	(276)
Accounts payable	(1,435)	(2,561)
Reclamation and mine closure obligations	(3,376)	(6,837)
Accrued taxes other than income taxes	(252)	(38)
Accrued payroll and related expenses	(1,110)	878
Other liabilities	(608)	(248)
Net cash from operating activities	30,713	6,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,513)	(12,641)
Purchase of coal reserves and land	(5)	(14)
Mine development costs	(1,896)	(2,612)
Proceeds from sale of assets	3,751	6,284
Insurance proceeds	—	3,035
Net cash from investing activities	(6,663)	(5,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	150,000
Payments on borrowings	(18,626)	(56,071)
Advances on line of credit	17,500	43,588
Payments on line of credit	(19,000)	(119,088)
Debt issuance costs	(341)	(9,517)
Collateral for reclamation bonds	782	(11,133)
Net cash from financing activities	(19,685)	(2,221)
NET CHANGE IN CASH	4,365	(1,239)
CASH, beginning of period	3,089	3,977
CASH, end of period	$7,454	$2,738

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
We are managed by our GP and all executives, officers and employees who provide services to us are employees of our GP. Charles C. Ungurean, the President and Chief Executive Officer of our GP and a member of our GP’s board of directors (“Mr. C. Ungurean”), and Thomas T. Ungurean, a former officer of our GP (“Mr. T. Ungurean”), are the co-owners of C&T Coal, Inc. (“C&T”), which holds an ownership position in our GP and also holds units in our limited partnership.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in the Annual Report.
Liquidity
We have incurred net losses in the past few years resulting in an accumulated deficit of $17.9 million at September 30, 2014. We have managed our liquidity for the nine months ended September 30, 2014, with $30.7 million of cash flows provided from operations and $19.7 million of cash flows used in financing activities. As of  September 30, 2014, our available liquidity was $14.2 million, which consisted of $7.5 million in cash on hand and $6.7 million of borrowing capacity under our credit facilities. Further, we have an option for an additional $10 million term loan if requested by us and approved by the issuing second lien lender.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

Our first lien credit facility, consisting of a $54.3 million term loan and $18.0 million revolver as of September 30, 2014, is scheduled to mature in September 2015. Our second lien credit facility, consisting of a $76.1 million term loan as of September 30, 2014, is scheduled to mature in December 2015. In conjunction with the closing of the Westmoreland transactions discussed in Note 15, which are subject to unitholder approval, Westmoreland has received a commitment to refinance our current credit facilities from certain lenders. If for some reason the Westmoreland transactions do not close as expected, we will pursue extending our current financing agreements or a complete refinancing of our existing debt. If we are unable to extend or refinance our debt, our ability to continue as a going concern will be impacted. Due to its maturity date, all amounts outstanding under our first lien credit facility have been classified as current liabilities in our consolidated balance sheet as of September 30, 2014.
Should we have difficulty meeting our forecasts, this could have an adverse effect on our liquidity position. Management expects to be able to achieve its forecasted results for the year ending December 31, 2014. However, there can be no assurance that our cash flows will be sufficient to allow us to continue as a going concern if we are unable to meet our forecasts.
Accounting Pronouncement Effective in the Future
In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements and Property, Plant and Equipment, which changes the presentation of discontinued operations on the statements of operations and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new guidance is effective for interim and annual periods beginning after December 15, 2014. We plan to adopt ASU 2014-8 effective January 1, 2015.
In May 2014, the FASB issued ASU 2014-9, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared based on the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.
NOTE 3: RESTRUCTURING EXPENSES
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
Impairment Expenses
As a result of the restructuring described above, we recorded asset impairment expenses of $12.8 million during 2012. These non-cash expenses related to coal reserves, mine development assets and certain mining equipment. No such expenses were recorded in the three and nine month periods ended September 30, 2014 and 2013, respectively.
Restructuring Expenses
The restructuring related to our Illinois Basin operations was completed by March 31, 2014. Accordingly, no restructuring expenses were recorded in the third quarter of 2014, while $0.2 million of restructuring expenses were recorded in the third quarter of 2013. Restructuring expenses of $0.1 million and $1.0 million were incurred during the nine months ended September 30, 2014 and 2013, respectively. These expenses included termination costs for approximately 35 employees in 2013, professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations. The liabilities related to the restructuring are included in “other liabilities” in our condensed consolidated balance sheet as of December 31, 2013. There is no liability remaining as of September 30, 2014.
Restructuring accrual activity, combined with a reconciliation to “impairment and restructuring expenses” as set forth in our condensed consolidated statements of operations, is summarized as follows:

	As of December 31, 2013	For the Nine Months Ended September 30, 2014		As of September 30, 2014
	Liability	Expense	Payments	Liability

Severance and other termination costs	$404	$(42)	$(362)	$—
Equipment relocation costs	252	117	(369)	—
Total cash restructuring expenses	$656	$75	$(731)	$—

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

The following table summarizes the total impairment and restructuring expenses incurred during the nine months ended September 30, 2014 and over the course of the entire restructuring:

	Expenses
	For the Nine Months Ended September 30, 2014	Incurred Through September 30, 2014	Total Expenses
Cash:
Severance and other termination costs	$(42)	$1,846	$1,846
Professional and legal fees	—	1,021	1,021
Equipment relocation costs	117	1,161	1,161
Coal lease termination costs	—	23	23
Total cash restructuring expenses	75	4,051	4,051

Non-cash:
Coal lease termination costs	—	683	683
Asset impairment	—	12,753	12,753
Total non-cash restructuring expenses	—	13,436	13,436
Total impairment and restructuring expenses	$75	$17,487	$17,487

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 4: INVENTORY
Inventory consisted of the following:

	As of September 30, 2014	As of December 31, 2013

Coal	$7,803	$5,957
Fuel	1,941	1,879
Spare parts and supplies	5,852	6,004
Total	$15,596	$13,840

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net of accumulated depreciation, depletion and amortization, consisted of the following:

	As of September 30, 2014	As of December 31, 2013
Property, plant and equipment, gross
Land	$2,161	$3,016
Coal reserves	49,579	49,574
Mine development costs	64,189	58,077
Buildings and tipple	1,824	1,957
Machinery and equipment	198,542	202,663
Vehicles	4,442	4,522
Furniture and fixtures	1,286	1,584
Railroad sidings	160	160
Total property, plant and equipment, gross	322,183	321,553
Less: accumulated depreciation, depletion and amortization	(197,033)	(177,127)
Total property, plant and equipment, net	$125,150	$144,426
     The amounts of depreciation expense related to fixed assets, depletion expense related to coal reserves, amortization expense related to mine development costs and amortization expense related to intangible assets for the respective periods are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Depreciation	$6,424	$7,791	$20,561	$23,315
Depletion	1,472	1,294	3,882	2,992
Mine development amortization	1,281	2,869	5,909	11,264
Intangible asset amortization	59	63	180	189
	$9,236	$12,017	$30,532	$37,760

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 6: RECLAMATION AND MINE CLOSURE OBLIGATIONS
As of September 30, 2014, our liability for reclamation and mine closure obligations totaled $33.7 million, including amounts reported as current liabilities. While the amount of these future obligations cannot be determined with certainty, we estimate that, as of September 30, 2014, the aggregate undiscounted obligations for final reclamation and mine closure totaled $41.5 million.
The changes in the liability for reclamation and mine closure obligations on a discounted basis for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Balance at beginning of period	$31,654	$29,013
Accretion expense	1,725	2,293
Adjustment resulting from additional mines	4,147	3,671
Adjustments to the liability from annual recosting and other	39	5,333
Payments	(3,824)	(8,656)
Total reclamation and mine closure obligations	33,741	31,654
Less current portion	(7,949)	(5,996)
Long-term reclamation and mine closure obligations	$25,792	$25,658

NOTE 7: LONG-TERM DEBT
     Long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	As of September 30, 2014	As of December 31, 2013
First lien debt:
Revolver	$18,000	$19,500
Term loan	54,271	69,321
Total first lien debt	72,271	88,821
Second lien debt:
Term loan	74,625	75,000
Paid-in-kind interest	5,753	2,318
Debt discount, net	(4,229)	(6,456)
Total second lien debt, net of debt discount	76,149	70,862
Notes payable	535	3,593
Total debt	148,955	163,276
Less current portion	(73,527)	(7,901)
Long-term debt	$75,428	$155,375
In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. These facilities include (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement that matures September 30, 2015, as amended (the “First Lien Financing Agreement”), and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the issuing second lien lender) under a financing agreement that matures December 31, 2015, as amended (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

“Financing Agreements”). The Financing Agreements allow for nine-month extensions which we may exercise provided that certain conditions are met.
As of September 30, 2014, we were in compliance with all covenants under the terms of the Financing Agreements.
First Lien Credit Facility
As of September 30, 2014, we had a term loan of $54.3 million outstanding under our first lien credit facility. We are obligated to make quarterly principal payments of $1.3 million until repayment of the then outstanding balance at maturity. Borrowings on our first lien term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 1.5%) plus 6.75% or the Reference Rate (as defined in the First Lien Financing Agreement) (floor of 3.00%) plus 6.25%. As of September 30, 2014, our first lien term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.
In August 2014, we received proceeds of $19.5 million from the settlement of litigation relating to the wrongful termination of a coal supply agreement with a former customer. Under the First Lien Financing Agreement, we were required to apply all of those proceeds in excess of the $1.9 million of recovered litigation and other related costs to prepayment of our first lien term loan. However, we were able to amend the First Lien Financing Agreement at that time to allow us to retain an additional $5.0 million of the settlement proceeds. In conjunction with executing the amendment, we incurred $0.4 million in debt amendment costs recorded in “other long-term assets,” which costs will be amortized over the life of our first lien credit facility.
Our first lien credit facility also includes a $25 million revolver under which $18.0 million was outstanding as of September 30, 2014. As of September 30, 2014, the balance outstanding on the revolver had a weighted average cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.
As they are now due within one year, borrowings under our first lien credit facility are classified as "current portion of long-term debt" in our consolidated balance sheet as of September 30, 2014.
Second Lien Credit Facility
     As of September 30, 2014, we had a term loan, net of debt discount, of $76.1 million outstanding under our second lien credit facility. We are obligated to make quarterly principal payments of $0.2 million until repayment of the then outstanding balance at maturity. As of September 30, 2014, our second lien credit facility term loan had a cash interest rate of 11.00%, consisting of LIBOR of 1.25% plus 9.75%.
Our second lien credit facility also provides for PIK Interest (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then-outstanding principal amount of the term loan as additional principal obligations. For the three months ended September 30, 2014 and 2013, PIK Interest totaled $1.1 million and $1.1 million, respectively. For the nine months ended September 30, 2014 and 2013, PIK Interest totaled $3.4 million and $1.2 million, respectively.
In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates (the "Warrantholders") received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance as a debt discount. The warrants are subsequently marked to fair value with the change in fair value reported in earnings. This discount is being amortized through interest expense over the life of our second lien credit facility using the effective interest method. For the three months ended September 30, 2014 and 2013, amortization of the debt discount totaled $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, amortization of the debt discount totaled $2.2 million and $0.7 million, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The book values of cash, restricted cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s first and second lien credit facilities and warrants were determined based upon a market approach and approximates the carrying value at September 30, 2014.
     The warrants are fair valued at each balance sheet date using the Black-Scholes model. As of September 30, 2014, the fair value of each warrant was $0.79, based on the following assumptions: spot price of $0.80 per unit, exercise price of $0.01 per unit, term of 3.75 years, volatility of 80% and a five-year treasury rate of 1.78%.
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
We are authorized to distribute up to 2,806,075 units under the LTIP. As of September 30, 2014, 386,882 units remained available for issuance in the future assuming that all grants issued and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.
For the three months ended September 30, 2014 and 2013, we recognized equity-based compensation expense of $462 and $351, respectively. For the nine months ended September 30, 2014 and 2013, we recognized equity-based compensation expense of $1,383 and $1,090, respectively. These amounts are included in selling, general and administrative expenses and cost of coal sales. As of September 30, 2014 and December 31, 2013, $2,511 and $2,150, respectively, of cost remained unamortized. We expect to recognize these costs using the straight-line method over a remaining weighted average period of 1.2 years as of September 30, 2014.
The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2013	559,184	$6.79
Granted	1,467,007	1.21
Issued	(188,121)	3.90
Surrendered	(39,888)	9.69
Unvested balance at September 30, 2014	1,798,182	2.47
     The value of LTIP units vested during the three months ended September 30, 2014 and 2013 was $75 and $38, respectively. The value of LTIP units vested during the nine months ended September 30, 2014 and 2013 was $1,081 and $926, respectively.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

NOTE 10: EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Limited partner units
Average units outstanding:
Basic	24,778,680	24,587,411	24,717,697	22,159,610
Effect of equity-based compensation[1]	N/A	N/A	N/A	N/A
Diluted	24,778,680	24,587,411	24,717,697	22,159,610
Net income (loss) allocated to limited partners
Basic	$9,622	$(5,504)	$(3,240)	$(16,344)
Diluted	9,622	(5,504)	(3,240)	(16,344)
Net income (loss) per limited partner unit
Basic	$0.39	$(0.22)	$(0.13)	$(0.74)
Diluted	0.39	(0.22)	(0.13)	(0.74)
General partner units
Average units outstanding:
Basic	423,730	423,730	423,730	423,580
Diluted	423,730	423,730	423,730	423,580
Net income (loss) allocated to general partner
Basic	$165	$(95)	$(56)	$(312)
Diluted	165	(95)	(56)	(312)
Net income (loss) per general partner unit
Basic	$0.39	$(0.22)	$(0.13)	$(0.74)
Diluted	0.39	(0.22)	(0.13)	(0.74)

1 Unvested LTIP units are not dilutive units for the three and nine months ended September 30, 2014 and 2013.
Under the Partnership’s partnership agreement, arrearage amounts resulting from suspension of the common units distribution accumulate, while those related to the subordinated units do not. In the future, if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders (including the holders of common unit warrants). Any additional distribution amounts paid at that time are then paid to common unitholders (including the holders of common unit warrants) until their previously unpaid accumulated arrearage amounts have been paid in full. As of September 30, 2014, the total arrearage amount was $42.7 million. Distributions are prohibited by our credit facilities as long as we have outstanding borrowings thereunder.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of September 30, 2014, the remaining terms of our long-term contracts were between one and two years.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal. We previously had a long-term purchase contract for 0.4 million tons of coal per year with a separate supplier who had asserted that the contract had terminated by its terms. We entered into a settlement agreement with the supplier in February 2013 under which the parties agreed to terminate the contract with the supplier making a one-time payment of $2.1 million to us, which payment was recorded in “other revenue.”
Transportation
We depend upon barge, rail and truck transportation systems to deliver coal to our customers. We have a long-term rail transportation contract that has been amended and extended through March 31, 2015.
 401(k) Plan
The GP did not make a commitment to fund an employer contribution to our 401(k) plan for the year ended December 31, 2013, and consequently no such contribution has been or will be made. As of September 30, 2014, the GP had not made such a commitment for the year ended December 31, 2014 either.
Surety and Performance Bonds
As of September 30, 2014, we had $35.6 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits of $8.8 million. Such collateral is included in “other long-term assets.” Additionally, we had road bonds totaling $0.7 million and performance bonds totaling $3.0 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
Legal
In July 2014, we concluded litigation with a former customer, who wrongfully terminated its coal supply agreement with us, by entering into a settlement agreement under which the former customer paid us $19.5 million to compensate us for lost profits on coal sales due to the wrongful termination. We applied $12.6 million of these settlement proceeds to prepayment of principal on our first lien term loan.
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We accrue for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management’s estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $870 to resolve various claims as of September 30, 2014, of which $650 was accrued during the nine months ended September 30, 2014.
Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees will expire without any liability to the guarantors, and therefore will not have a material adverse effect on our financial position, liquidity or operations.
NOTE 12: RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon 30 days' written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Our GP provides us with services such as general administrative and management, human resources, legal, information technology, finance and accounting, corporate development, real property, marketing, engineering, operations (including mining operations), geological, risk management and

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

insurance services. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $1,908 and $624 were included in accounts payable as of September 30, 2014 and December 31, 2013, respectively.
We sell clay and small quantities of coal to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by Mr. C. Ungurean, Mr. T. Ungurean, and affiliates of AIM Oxford. Sales to Tunnell Hill were de minimis for the three months ended September 30, 2014 and 2013, respectively, and $426 and $302 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, we provided contracted services to Tunnell Hill totaling $613 for the three and nine months ended September 30, 2014, while there were no contracted services provided during those periods in 2013. Accounts receivable from Tunnell Hill were $744 at September 30, 2014 and $83 at December 31, 2013.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information:

	For the Nine Months Ended September 30,
	2014	2013
Cash paid for:
Interest	$12,304	$8,588
Non-cash activities:
Property and equipment acquired with debt or capital lease	35	1,000
Reclamation and mine closure costs capitalized in mine development	4,216	10,669
Market value of common units vested in LTIP	255	255

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
NOTE 15: SUBSEQUENT EVENTS
Westmoreland Transactions
On October 16, 2014, Westmoreland Coal Company (“Westmoreland”), our general partner and we announced that Westmoreland will acquire our general partner and contribute certain royalty bearing coal reserves to us in return for a specified number of our common units. As a result, we intend to resume quarterly distributions at $0.20 per common unit (after a 12-to-1 reverse split) and refinance our existing credit facilities on better terms, including terms that allow for distributions to unitholders and additional credit capacity to fund future acquisitions. There will also be a one-time special distribution to the common unitholders of Oxford excluding AIM, C&T, the Warrantholders and Westmoreland. The distribution will be made to such common unitholders, on a pro rata basis, and will consist of an approximately 25% “unit dividend” of an aggregate of 202,184 additional post-reverse split common units. Certain lenders have agreed to provide a new credit facility for us that will refinance all of our existing debt on that basis. Following these transactions, we will continue to operate as a stand-alone, publicly-traded master limited partnership (MLP) and Westmoreland will own 77% of our fully diluted limited partner interests.
The transactions involving us must be approved by a majority of our outstanding common units that are not owned by our general partner and its affiliates and by a majority of the outstanding subordinated units. We have filed a proxy statement with the SEC for review and it is anticipated that the unitholder vote will be held in December 2014. Upon receiving unitholder approval, all of the transactions are expected to be closed concurrently with the debt refinancing. It is anticipated that the transactions will be completed during the fourth quarter of 2014.

OXFORD RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except for unit and per unit data)

Harrison Resources Redemption
In early October 2014, Oxford Mining entered into a membership interest redemption agreement with Harrison Resources and CONSOL of Ohio LLC (“CONSOL”) under which Harrison Resources redeemed all of CONSOL’s interest in Harrison Resources. Harrison Resources had been a joint venture owned 51% by Oxford Mining and 49% by CONSOL, and as a result of the redemption Oxford Mining owns 100% of Harrison Resources. In connection with the redemption, Harrison Resources acquired 0.9 million tons of coal reserves from a CONSOL affiliate, and also options to purchase an aggregate of 5.6 million additional tons of coal reserves from a CONSOL affiliate. These tons are in addition to the 1.7 million tons of coal reserves already owned by Harrison Resources. Harrison Resources paid total consideration of $3.6 million in these transactions. These transactions were effective as of October 1, 2014.

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
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report that are not historical facts are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions, in this Quarterly Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal and energy, including changes in consumption patterns by utilities away from the use of coal;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations, including expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	availability and costs of credit and surety bonds;

•	our liquidity, including our ability to adhere to financial covenants related to our borrowing arrangements;

•	availability and costs of key supplies or commodities, such as diesel fuel, steel, explosives and tires;

•	availability and costs of capital equipment;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	reductions and/or deferrals of purchases by major customers;

•	coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

•	ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition among coal and other energy producers in the United States and internationally;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or inability to mine these properties;

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

•	adequacy and sufficiency of our internal controls; and

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
We operate in a single business segment and have three operating subsidiaries, Oxford Mining Company, LLC ("Oxford Mining"), Oxford Mining Company-Kentucky, LLC and Harrison Resources, LLC ("Harrison Resources"). All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers. All three subsidiaries share common customers, assets and employees.
We currently have 15 active surface mines and we manage these mines as six mining complexes. Our coal reserves and operations are strategically located near our customers with the flexibility to ship by barge, truck or rail. During the three and nine months ended September 30, 2014, we produced and sold 1.4 million and 4.3 million tons, respectively, of coal.

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
In July 2014, we concluded litigation with a former customer, who wrongfully terminated its coal supply agreement with us, by entering into a settlement agreement under which the former customer paid us $19.5 million to compensate us for lost profits on coal sales due to the wrongful termination. We made from these settlement proceeds a $12.6 million prepayment of principal on our first lien term loan.
Westmoreland Transactions
On October 16, 2014, Westmoreland Coal Company (“Westmoreland”), our general partner and we announced that Westmoreland will acquire our general partner and contribute certain royalty bearing coal reserves to us in return for a specified number of our common units. As a result, we intend to resume quarterly distributions at $0.20 per common unit (after a 12-to-1 reverse split) and refinance our existing credit facilities on better terms, including terms that allow for distributions to unitholders and additional credit capacity to fund future acquisitions. There will also be a one-time special distribution to the common unitholders of Oxford excluding AIM, C&T, the Warrantholders and Westmoreland. The distribution will be made to such common unitholders, on a pro rata basis, and will consist of an approximately 25% “unit dividend” of an aggregate of 202,184 additional post-reverse split common units. Certain lenders have agreed to provide a new credit facility for us that will refinance all of our existing debt on that basis. Following these transactions, we will continue to operate as a stand-alone, publicly-traded master limited partnership (MLP) and Westmoreland will own 77% of our fully diluted limited partner interests.
The transactions involving us must be approved by a majority of our outstanding common units that are not owned by our general partner and its affiliates and by a majority of the outstanding subordinated units. We have filed a proxy statement with the SEC for review and it is anticipated that the unitholder vote will be held in December 2014. Upon receiving unitholder approval, all of the transactions are expected to be closed concurrently with the debt refinancing. It is anticipated that the transactions will be completed during the fourth quarter of 2014.
Subsequent Event
In early October 2014, Oxford Mining entered into a membership interest redemption agreement with Harrison Resources and CONSOL of Ohio LLC (“CONSOL”) under which Harrison Resources redeemed all of CONSOL’s interest in Harrison Resources. Harrison Resources had been a joint venture owned 51% by Oxford Mining and 49% by CONSOL, and as a result of the redemption Oxford Mining owns 100% of Harrison Resources. In connection with the redemption, Harrison Resources acquired 0.9 million tons of coal reserves from a CONSOL affiliate, and also options to purchase an aggregate of 5.6 million additional tons of coal reserves from a CONSOL affiliate. These tons are in addition to the 1.7 million tons of coal reserves already owned by Harrison Resources. Harrison Resources paid total consideration of $3.6 million in these transactions. These transactions were effective as of October 1, 2014.
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
Our long-term coal sales contracts typically provide for fixed prices, or a schedule of prices that are either fixed or contain market-based adjustments, over the contract term. In addition, many of our long-term coal sales contracts have full or partial cost pass through or cost adjustment provisions. Cost pass through provisions increase or decrease the coal sales price for all or a specified percentage of changes in the costs for items such as diesel fuel and inflation. Cost adjustment provisions adjust the initial contract price over the term of the contract either by a specific percentage or a percentage determined by reference to various cost-related indices, including cost-related indices for diesel fuel and the cost-of-living generally.
We evaluate the price we receive for our coal on a per ton basis. Our coal sales revenue per ton represents our coal sales revenue divided by total tons of coal sold.
Cost of Coal Sales
We evaluate, on a cost per ton sold basis, our cost of coal sales which excludes non-cash costs such as depreciation, depletion and amortization (“DD&A”), gain or loss on asset disposals, impairment and restructuring expenses, and indirect costs such as selling, general and administrative expenses. Our cost of coal sales per ton represents our cost of coal sales divided by the tons of coal sold. Our cost of coal sales includes costs for labor, diesel fuel, oil, explosives, royalties, equipment lease expense, repairs and maintenance, and other costs directly related to our mining operations.
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
The following table provides operational data including data with respect to our tons of coal produced, purchased and sold, as well as our coal sales revenue, cash cost of coal sales and cash margin on a per ton basis, for the periods indicated:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,			September 30,
	2014	2013		2014	2013
	(tons in thousands, unaudited)			(tons in thousands, unaudited)

Produced tons	1,392	1,549	(10.1)%	4,305	4,650	(7.4)%
Purchased tons	10	121	(91.7)%	52	367	(85.8)%
Tons of coal sold	1,402	1,670	(16.0)%	4,357	5,017	(13.2)%

Tons sold under long-term contracts	96.3%	93.5%	n/a	96.8%	94.5%	n/a

Coal sales revenue per ton	$52.16	$50.74	2.8%	$52.67	$50.87	3.5%
Below-market sales contract amortization per ton	—	—	—%	—	(0.01)	(100.0)%
Cash coal sales revenue per ton	52.16	50.74	2.8%	52.67	50.86	3.6%
Cash cost of coal sales per ton	(46.29)	(44.34)	4.4%	(45.43)	(43.84)	3.6%
Cash margin per ton	$5.87	$6.40	(8.3)%	$7.24	$7.02	3.1%
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
For a reconciliation of Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013, see “- Results of Operations - Summary.”
Long-term Coal Supply Contracts
As is customary in the coal industry, we enter into long-term supply contracts (one year or longer in duration) with substantially all of our customers. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices. For the nine months ended September 30, 2014, approximately 96.3% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.
The terms of our coal supply contracts result from competitive bidding and extensive negotiations with each customer. Consequently, the terms can vary significantly by contract and can cover such matters as price adjustment features, price reopener terms, coal quality requirements, quantity adjustment mechanisms, permitted sources of supply, future regulatory changes, extension options, force majeure provisions, and termination and assignment provisions. Some long-term contracts provide for a pre-determined adjustment to the stipulated base price at specified times or periodic intervals to account for changes due to inflation or deflation in prevailing market prices.
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
As of September 30, 2014, 99.2% of our projected coal sales tons for the balance of 2014 were committed and priced. As of September 30, 2014, we had commitments under supply contracts to deliver 4.1 million, 2.0 million and 2.0 million tons of coal to customers in 2015, 2016 and 2017, respectively. Of these amounts, in 2015 and 2016, 2.8 million and 1.1 million tons, respectively, are dependent upon reaching agreement on pricing during reopener periods. In 2017, all 2.0 million tons are dependent upon reaching agreement on pricing during reopener periods.
Factors That Impact Our Business
Our results of operations in the near term could be impacted by a number of factors, including (1) adverse weather conditions and natural disasters, (2) poor mining conditions resulting from geological conditions or the effects of prior mining, (3) equipment problems, (4) the availability of transportation for coal shipments and (5) the availability and costs of key supplies and commodities, such as steel, diesel fuel and explosives.
On a long-term basis, our results of operations could be impacted by, among other factors, (1) changes in governmental regulation, (2) the availability and prices of competing electricity-generation fuels, (3) our ability to secure or acquire high-quality coal reserves and (4) our ability to find buyers for coal under favorable supply contracts.

Results of Operations
Summary
The following table presents historical condensed consolidated financial data for the three and nine months ended September 30, 2014 and 2013:
SELECTED FINANCIAL AND OPERATING DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Coal sales	$73,112	$84,742	$229,468	$255,226
Other revenue	21,395	2,844	25,044	9,211
Total revenues	94,507	87,586	254,512	264,437
COSTS AND EXPENSES:
Cost of coal sales:
Produced coal	64,592	68,175	196,326	202,159
Purchased coal	300	5,881	1,587	17,774
Total cost of coal sales (excluding depreciation, depletion and amortization)	64,892	74,056	197,913	219,933
Cost of other revenue	542	455	1,313	1,228
Depreciation, depletion and amortization	9,236	12,017	30,532	37,760
Selling, general and administrative expenses	3,604	3,051	10,530	13,056
Restructuring expenses	—	150	75	1,012
Gain on disposal of assets, net	—	(1,107)	(559)	(6,594)
Total costs and expenses	78,274	88,622	239,804	266,395
INCOME (LOSS) FROM OPERATIONS	16,233	(1,036)	14,708	(1,958)
INTEREST AND OTHER INCOME (EXPENSES):
Interest income	1	1	4	3
Interest expense	(7,026)	(6,808)	(20,899)	(14,146)
Change in fair value of warrants	151	2,714	1,621	565
Total interest and other expenses	(6,874)	(4,093)	(19,274)	(13,578)
NET INCOME (LOSS)	9,359	(5,129)	(4,566)	(15,536)
Net loss (income) attributable to noncontrolling interest	428	(470)	1,270	(1,120)
Net income (loss) attributable to Oxford Resource Partners, LP unitholders	9,787	(5,599)	(3,296)	(16,656)
Net income (loss) allocated to general partner	193	(112)	(66)	(333)
Net income (loss) allocated to limited partners	$9,594	$(5,487)	$(3,230)	$(16,323)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
Net income (loss)	$9,359	$(5,129)	$(4,566)	$(15,536)
Adjustments:
Interest expense, net of interest income	7,025	6,807	20,895	14,143
Depreciation, depletion and amortization	9,236	12,017	30,532	37,760
Change in fair value of warrants	(151)	(2,714)	(1,621)	(565)
Restructuring expenses	—	150	75	1,012
Gain on disposal of assets, net	—	(1,107)	(559)	(6,594)
Amortization of below-market coal sales contracts	—	—	—	(60)
Non-cash equity-based compensation expense	462	351	1,383	1,090
Non-cash reclamation and mine closure expense	600	625	1,725	1,683
Non-recurring costs:
Debt refinancing expenses	—	—	—	3,059
Other	336	—	1,204	(2,100)
Adjusted EBITDA	$26,867	$11,000	$49,068	$33,892

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Overview
Total revenue was $94.5 million for the three months ended September 30, 2014, an increase of $6.9 million, or 7.9%, from $87.6 million for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was $9.4 million, compared to a net loss for the three months ended September 30, 2013 of $5.1 million. This result was due to revenue of $19.5 million in litigation settlement proceeds compensating us for lost profits on coal sales resulting from the wrongful termination of a coal supply agreement with a former customer. Adjusted EBITDA was $26.9 million for the three months ended September 30, 2014, an increase of $15.9 million from $11.0 million for the three months ended September 30, 2013. Cash margin per ton was $5.87 for the three months ended September 30, 2014, a decrease of $0.53, or 8.3%, per ton from $6.40 per ton for the three months ended September 30, 2013.
Coal Sales Revenue
Coal sales revenue was $73.1 million for the three months ended September 30, 2014, a decrease of $11.6 million, or 13.7%, from $84.7 million for the three months ended September 30, 2013. The decrease was primarily attributable to a 16.0% reduction in tons sold with a value of $13.6 million, partially offset by a $1.42 per ton, or an aggregate $2.0 million, increase in coal sales revenue. The reduction in tons sold was primarily attributable to the idling of our Illinois Basin operations.
Other Revenue
Other revenue, primarily from clay and limestone sales, royalty income and other miscellaneous revenue, was $21.4 million for the three months ended September 30, 2014, an increase of $18.5 million from $2.9 million for the three months ended September 30, 2013. Non-coal revenue increased $18.3 million to $19.8 million for the three months ended September 30, 2014 from $1.5 million for the three months ended September 30, 2013, due primarily to the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongfully terminated coal supply agreement. At the same time, clay and limestone sales increased $0.2 million to $1.6 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013.

Cost of Coal Sales (Excluding DD&A)
Cost of coal sales (excluding DD&A) was $64.9 million for the three months ended September 30, 2014, a decrease of $9.2 million, or 12.4%, from $74.1 million for the three months ended September 30, 2013. The decrease was primarily attributable to a 0.3 million reduction in tons sold, which corresponds to a $11.9 million decrease in cost of coal sales, partially offset by an increase in the cost to produce coal of $1.95 per ton, or an aggregate of $2.7 million. Cost of coal sales per ton was $46.29 for the three months ended September 30, 2014, an increase of $1.95, or 4.4% per ton from $44.34 per ton for the three months ended September 30, 2013. The $1.95 per ton increase was primarily attributable to a $1.86 per ton, or $2.6 million, increase in contract highwall miner fees; a $1.34 per ton, or $1.9 million, increase in transportation cost; a $0.45 per ton, or $0.6 million, increase in wages; a $0.42 per ton, or $0.6 million, increase in diesel fuel expense; and a $0.27 per ton, or $0.4 million, increase in lease expense, which were partially offset by a $3.31 per ton, or $5.6 million, decrease in purchased coal. Contract highwall miner fees increased due to the utilization of contractors at two of our mining operations while no such contractors were engaged in the comparable period last year. Wages increased due to raises implemented in mid-2014 in response to increased competition in the labor market from the growing oil and gas drilling business in southeastern Ohio. Transportation cost increased due to longer haul routes, diesel fuel expense increased due to higher spot prices, and lease expense increased due to costs incurred to lease heavy equipment.
    For the three months ended September 30, 2014, 10 thousand tons of coal were purchased, which represents a decrease of 111 thousand tons of coal purchased from 121 thousand tons of coal purchased for the three months ended September 30, 2013. In the three months ended September 30, 2013, we had in place a purchased coal contract that allowed us to substitute lower cost purchased coal for mined and washed coal on certain sales contracts in the Illinois Basin. In the three months ended September 30, 2014, we were no longer supplying those sales contracts and therefore did not enter into any such new purchase coal contracts. The aggregate cost for tons of coal purchased for the three months ended September 30, 2014 decreased by $5.6 million from the three months ended September 30, 2013.
Depreciation, Depletion and Amortization
DD&A expense was $9.2 million for the three months ended September 30, 2014, a decrease of $2.8 million, or 23.1%, from $12.0 million for the three months ended September 30, 2013. Depreciation expense was $6.4 million for the three months ended September 30, 2014, a $1.4 million decrease from $7.8 million for the three months ended September 30, 2013. Amortization expense decreased $1.6 million to $1.3 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013. The decrease was primarily attributable to changes in the amortization for asset retirement costs based on revisions to cost estimates and useful lives. Depletion expense was $1.5 million for the three months ended September 30, 2014, a $0.2 million increase from $1.3 million for the three months ended September 30, 2013, which was primarily attributable to an increase in the depletion rate per ton.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.6 million for the three months ended September 30, 2014, an increase of $0.5 million, or 18.1%, from $3.1 million for the three months ended September 30, 2013. The increase of $0.5 million was primarily the result of a $0.4 million increase in legal fees related to the litigation settlement in July 2014 for lost profits on a wrongfully terminated coal supply contract.
Gain on Disposal of Assets, Net
The net gain on disposal of assets was zero for the three months ended September 30, 2014 compared to a net gain of $1.1 million for the three months ended September 30, 2013. The $1.1 million gain on the disposal of assets for the three months ended September 30, 2013 was primarily due to the $3.0 million of insurance proceeds received on equipment lost in mining activities with a carrying value of $1.6 million, resulting in a $1.4 million gain. This gain was offset by net losses generated from the disposal of equipment in the normal course of business of $0.3 million for the three months ended September 30, 2013.

Net Loss (Income) Attributable to Noncontrolling Interest
Net loss (income) attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL. Net loss attributable to noncontrolling interest was $0.4 million for the three months ended September 30, 2014, a decrease of $0.9 million from net income attributable to noncontrolling interest of $0.5 million for the three months ended September 30, 2013. This decrease was primarily due to an increase in the mining fee paid to Oxford Mining and a decrease in selling prices resulting from the mining of a lower quality of coal. Effective October 1, 2014, Harrison Resources redeemed all of CONSOL's ownership interest with the result that we now own 100% of Harrison Resources.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Overview
Total revenue was $254.5 million for the nine months ended September 30, 2014, a decrease of $9.9 million, or 3.8%, from $264.4 million for the nine months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $4.6 million, compared to a net loss for the nine months ended September 30, 2013 of $15.5 million. The lower loss was due to revenue of $19.5 million in litigation settlement proceeds received in the third quarter of 2014, which proceeds compensated us for lost profits on coal sales resulting from the wrongful termination of a coal supply agreement with a former customer. Adjusted EBITDA was $49.1 million for the nine months ended September 30, 2014, an increase of $15.2 million from $33.9 million for the nine months ended September 30, 2013. Cash margin per ton was $7.24 for the nine months ended September 30, 2014, an increase of $0.22, or 3.1%, per ton from $7.02 per ton for the nine months ended September 30, 2013.
Coal Sales Revenue
Coal sales revenue was $229.5 million for the nine months ended September 30, 2014, a decrease of $25.7 million, or 10.1%, from $255.2 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a 13.2% reduction in tons sold with a value of $33.5 million, partially offset by a $1.80 per ton, or an aggregate $7.8 million, increase in coal sales revenue. The decrease in tons sold was primarily attributable to the idling of our Illinois Basin operations.
Other Revenue
Other revenue, primarily from clay and limestone sales, royalty income and other miscellaneous revenue, was $25.0 million for the nine months ended September 30, 2014, an increase of $15.8 million from $9.2 million for the nine months ended September 30, 2013. Non-coal revenue increased $15.4 million to $20.4 million for the nine months ended September 30, 2014 from $5.0 million for the nine months ended September 30, 2013, due primarily to revenue of $19.5 million in litigation settlement proceeds compensating us for lost profits on coal sales resulting from the wrongful termination of a coal supply contract with a former customer. Additionally, clay and limestone sales increased $0.4 million to $4.6 million for the nine months ended September 30, 2014 from $4.2 million for the nine months ended September 30, 2013.
Cost of Coal Sales (Excluding DD&A)
Cost of coal sales (excluding DD&A) was $197.9 million for the nine months ended September 30, 2014, a decrease of $22.0 million, or 10.0%, from $219.9 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a 0.6 million reduction in tons sold, which corresponds to a $28.9 million decrease in cost of coal sales, partially offset by an increase in the cost to produce coal of $1.59 per ton, or an aggregate of $6.9 million. Cost of coal sales per ton was $45.43 for the nine months ended September 30, 2014, an increase of $1.59, or 3.6%, per ton from $43.84 per ton for the nine months ended September 30, 2013. The $1.59 per ton increase was primarily attributable to a $1.61 per ton, or $7.0 million, increase in contract highwall miner fees; a $1.18 per ton, or $5.1 million, increase in transportation cost; a $0.61 per ton, or $2.7 million, increase in diesel fuel expense; a $0.34 per ton, or $1.5 million, increase in wages; and a $0.26 per ton, or $1.1 million, increase in lease expense, which were partially offset by a $3.18 per ton, or $16.1 million, decrease in purchased coal. Contract highwall miner fees increased due to the utilization of contractors at two of our mining operations while no such contractors were engaged in the comparable period last year. Wages increased due to raises implemented in mid-2014 in response to increased competition in the labor market from the growing oil and gas drilling business in southeastern Ohio. Transportation cost increased due to longer haul routes, diesel fuel expense increased due to higher spot prices, and lease expense increased due to costs incurred to lease heavy equipment.

For the nine months ended September 30, 2014, 52 thousand tons of coal were purchased, which represents a decrease of 315 thousand tons of coal purchased from 367 thousand tons of coal purchased for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we had a purchased coal contract in place that allowed us to substitute lower cost purchased coal for mined and washed coal on certain sales contracts in the Illinois Basin. In the nine months ended September 30, 2014, we were no longer supplying those sales contracts and therefore did not enter into any such new purchase coal contracts. The aggregate cost for tons of coal purchased for the nine months ended September 30, 2014 decreased by $16.1 million from the aggregate cost for tons of coal purchased for the nine months ended September 30, 2013.
Depreciation, Depletion and Amortization
DD&A expense was $30.5 million for the nine months ended September 30, 2014, a decrease of $7.3 million, or 19.1%, from $37.8 million for the nine months ended September 30, 2013. Depreciation expense was $20.6 million for the nine months ended September 30, 2014, a $2.7 million decrease from $23.3 million for the nine months ended September 30, 2013. Amortization expense decreased $5.5 million to $6.0 million for the nine months ended September 30, 2014 from $11.5 million for the nine months ended September 30, 2013. The decrease was primarily attributable to changes in the amortization for asset retirement costs based on revisions to cost estimates and useful lives. Depletion expense was $3.9 million for the nine months ended September 30, 2014, a $0.9 million increase from $3.0 million for the nine months ended September 30, 2013, which was primarily attributable to an increase in the depletion rate per ton.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.5 million for the nine months ended September 30, 2014, a decrease of $2.6 million, or 19.3%, from $13.1 million for the nine months ended September 30, 2013. The decrease of $2.6 million was primarily the result of a $1.7 million decrease in legal and professional expense and a $0.8 million decrease in compensation, offset in part by a $0.7 million increase in the legal reserve. In the 2013 period, we incurred professional fees, principally for advisory and legal services related to the refinancing of our credit facility that was completed in the second quarter of 2013. Legal fees in 2014 relate primarily to litigation involving the wrongful termination of a coal supply contract and were less than fees incurred in 2013 related to the refinancing. The decrease in compensation was primarily the result of lower bonuses being earned during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The legal reserve was increased in the second quarter 2014 to provide for the resolution of a dispute matter.
Gain on Disposal of Assets, Net
The net gain on disposal of assets of $0.6 million for the nine months ended September 30, 2014 resulted from the disposal of equipment in the normal course of business. During the nine months ended September 30, 2013, the net gain of $6.6 million is primarily attributable to the sale of certain oil and gas rights resulting in net gains of $6.1 million. Additionally, $3.0 million in insurance proceeds was received on equipment lost in mining activities with a carrying value of $1.6 million, resulting in a $1.4 million gain for the nine months ended September 30, 2013. These gains were offset by net losses generated from the disposal of equipment in the normal course of business of $0.9 million for the nine months ended September 30, 2013.
Net Loss (Income) Attributable to Noncontrolling Interest
Net loss (income) attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL. Net loss attributable to noncontrolling interest was $1.3 million for the nine months ended September 30, 2014, a decrease of $2.4 million from net income attributable to noncontrolling interest of $1.1 million for the nine months ended September 30, 2013. This decrease was primarily due to an increase in the mining fee paid to Oxford Mining and a decrease in selling prices resulting from the mining of a lower quality of coal. Effective October 1, 2014, Harrison Resources redeemed all of CONSOL's ownership interest with the result that we now own 100% of Harrison Resources.

Liquidity and Capital Resources
Liquidity
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing mines and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations and fund capital expenditures, including costs of acquisitions from time to time, servicing of our debt and paying cash distributions to our unitholders when we are in a position to do so. Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under the Financing Agreements.
In August 2014, we received litigation settlement proceeds of $19.5 million, which compensated us for lost profits on coal from a wrongfully terminated coal supply agreement with a former customer. Concurrently, we amended our first lien term loan to allow us to retain $5.0 million of the settlement proceeds in addition to the already permissible retention of $1.9 million of legal and other related costs. We were thus able, from settlement proceeds that we received, to enhance our liquidity by $6.9 million while also making a prepayment of principal on our first lien term loan of $12.6 million.
Additionally, if we are able to sell the remaining Illinois Basin equipment, consisting of a large-capacity shovel and several smaller pieces of equipment, our liquidity will be further enhanced. We would also consider offers for the remaining coal reserves and/or facilities related to our Illinois Basin operations, which could enhance our liquidity even further. There are no assurances that we will be able to sell such assets.
We have incurred net losses in the past few years resulting in an accumulated deficit of $17.9 million at September 30, 2014. We have managed our liquidity for the nine months ended September 30, 2014, with $30.7 million of cash flows provided from operations and with $19.7 million of cash flows used in financing activities. As of September 30, 2014, our available liquidity was $14.2 million, which consisted of $7.5 million in cash on hand and $6.7 million of borrowing capacity under our credit facilities. Additionally, we have an option for an additional $10 million term loan if requested by us and approved by the issuing second lien lender.
Our first lien credit facility, consisting of a $54.3 million term loan and $18.0 million in revolver loans as of September 30, 2014, is scheduled to mature in September 2015. Our second lien credit facility, consisting of a $76.1 million term loan as of September 30, 2014, is scheduled to mature in December 2015. In conjunction with the closing of the Westmoreland transactions discussed previously, which are subject to unitholder approval, Westmoreland has received a commitment to refinance our current credit facilities from certain lenders. If for some reason the Westmoreland transactions do not close as expected, we will pursue extending our current financing agreements or a complete refinancing of our existing debt. If we are unable to extend or refinance our debt, our ability to continue as a going concern will be impacted. Due to its maturity date, all amounts outstanding under our first lien credit facility have been classified as current liabilities in our consolidated balance sheet as of September 30, 2014.
Should we have difficulty meeting our forecasts, this could have an adverse effect on our liquidity position. Management expects us to be able to achieve our updated forecasted results for the year ending December 31, 2014. However, there can be no assurance that our cash flows will be sufficient to allow us to continue as a going concern if we are unable to meet our forecasts.
Please read “- Capital Expenditures” for a further discussion of the impact of capital expenditures on liquidity.
Refinancing Upon Closing of Westmoreland Transactions
In conjunction with the closing of the Westmoreland transactions previously described, which are subject to unitholder approval, we intend to enter into a new credit agreement with certain lenders to replace our existing $175 million of credit facilities consisting of (i) a first lien $75 million term loan and $25 million revolver and (ii) a second lien $75 million term loan. The new credit agreement will provide for up to $295 million of senior secured first lien term loans, with $175 million funded at close and maturing four years after closing, and the remaining $120 million available in the form of delayed draw term loans which can be used to fund acquisitions up to 12 months after closing. Additionally, there is an accordion feature that takes effect when the delayed draw feature expires which makes a further $150 million available for use to fund acquisitions during the remaining three loan years.

Cash Flows
Cash flows for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands, unaudited)
Net cash from (used):
Operating activities	$30,713	$6,930
Investing activities	(6,663)	(5,948)
Financing activities	(19,685)	(2,221)
Total	$4,365	$(1,239)

Net cash provided by operating activities was $30.7 million for the nine months ended September 30, 2014 compared to $6.9 million of net cash provided in operating activities for the nine months ended September 30, 2013, an increase of $23.8 million. We experienced a net loss for the nine months ended September 30, 2014 of $4.6 million, a decrease of $10.9 million, compared to a net loss for the nine months ended September 30, 2013 of $15.5 million. The decrease in the net loss was attributable in part to the $19.5 million lost profits payment received for the wrongful termination of a coal supply agreement with a former customer, a $7.3 million decrease in depreciation, depletion and amortization and a $1.0 million change in the fair value of warrants, partially offset by a $3.6 million increase in non-cash interest expense, and a $6.0 million decrease in gain on disposal of assets, net. These differences, combined with a $12.1 million favorable change in working capital, are the primary drivers of the increase in net cash provided by operating activities. The favorable change in working capital was primarily attributable to favorable changes of $9.4 million in accounts receivable, $3.4 million in reclamation and mine closure costs, and $2.8 million of advanced royalties, partially offset by an unfavorable change in accrued payroll and related expenses of $2.0 million.
Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2014 compared to $5.9 million for the nine months ended September 30, 2013, an increase of $0.8 million. The increase was attributable to a $3.0 million decrease in insurance proceeds and a $2.5 million decrease in proceeds from the sale of assets, partially offset by a $4.8 million reduction in capital expenditure spending. The $4.8 million reduction in capital expenditure spending consisted of a $4.1 million decrease in purchase of property and equipment and a $0.7 million decrease in mine development costs.
Net cash used in financing activities was $19.7 million for the nine months ended September 30, 2014, an increase of $17.5 million from net cash used in financing activities of $2.2 million for the nine months ended September 30, 2013. The $17.5 million increase in net cash used in financing activities was primarily attributable to the $12.6 million principal prepayment paid in conjunction with the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongful termination of a coal supply agreement.
Capital Expenditures
Our mining operations require investments to maintain, upgrade, and expand our operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations and borrowings under the Financing Agreements.
The following table summarizes our capital expenditures by type for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
Coal reserves and land	$—	$—	$5	$14
Mine development	1,278	672	1,896	2,612
Property and equipment, including components	3,308	3,926	8,549	10,606
Total	$4,586	$4,598	$10,450	$13,232
Financing Agreements
In June 2013, we closed on $175 million of credit facilities that replaced our previous term loan and revolving credit facility. The facilities are (i) a first lien credit facility consisting of a $75 million term loan and a $25 million revolver under a financing agreement, as amended (the “First Lien Financing Agreement”), and (ii) a second lien credit facility consisting of a $75 million term loan (with an option for an additional $10 million term loan if requested by us and approved by the issuing second lien lender) under a financing agreement, as amended (the “Second Lien Financing Agreement,” and collectively with the First Lien Financing Agreement, the “Financing Agreements”).
Our first lien credit facility matures in September 2015 with an option to extend to June 2016, and our second lien credit facility matures in December 2015 with an option to extend to September 2016, if certain conditions are met. As of September 30, 2014, the blended cash interest rate for both credit facilities was 9.70%. The Financing Agreements contain customary financial and other covenants, and also preclude making unitholder distributions during the term of the credit facilities. Borrowings under the credit facilities are secured by substantially all of our assets.
Warrants
In conjunction with the Second Lien Financing Agreement, certain lenders and lender affiliates received warrants entitling them to purchase 1,955,666 common units and 1,814,185 subordinated units at $0.01 per unit. The warrants participate in distributions whether or not exercised. During the five-year term for exercise of the warrants, the warrant exercise price and number of units will be adjusted for unit splits or reverse splits, such that the economics of the warrants remain unchanged. These warrants are free standing financial instruments, within the scope of ASC 480, Distinguishing Liabilities from Equity, since they are detachable from the Second Lien Financing Agreement. The warrants, classified as a liability, were recorded at their fair value of $7.9 million at issuance. The warrants are subsequently marked to fair value with the change reported in earnings. The fair value assigned to the warrants at issuance was recorded as a debt discount, reducing the outstanding debt balance. This discount is being amortized through interest expense over the life of our second lien credit facility using the effective interest method.
First Lien Credit Facility Borrowings
As of September 30, 2014, the outstanding balance on our first lien term loan was $54.3 million. We are obligated to make quarterly principal payments of $1.3 million continuing until repayment of the then outstanding balance at maturity. As of September 30, 2014, our first lien term loan had a cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.
In August 2014, we received proceeds of $19.5 million from the settlement of litigation relating to the wrongful termination of a coal supply agreement with a former customer. Under our first lien credit facility, we were required to apply all of those proceeds in excess of the $1.9 million of recovered litigation and other related costs to prepayment of our first lien term loan. However, we were able to amend our first lien credit facility at that time to allow us to retain an additional $5.0 million of the settlement proceeds. In conjunction with executing the amendment, we incurred $0.4 million in debt amendment costs recorded in “other long-term assets,” which costs will be amortized over the remaining term of our first lien credit facility.
Our first lien credit facility also includes a $25 million revolver, $18.0 million of which was outstanding as of September 30, 2014. As of September 30, 2014, the balance outstanding on the revolver had a weighted average cash interest rate of 8.25%, consisting of LIBOR of 1.5% plus 6.75%.
Due to the September 2015 maturity date, borrowings under our first lien credit facility are classified as "current portion of long-term debt" in our consolidated balance sheet as of September 30, 2014.

Second Lien Credit Facility Borrowings
As of September 30, 2014, the outstanding balance on our second lien term loan was $76.1 million. This amount represents the principal balance of $74.6 million, plus PIK Interest of $5.7 million, net of the unamortized debt discount of $4.2 million. We are obligated to make quarterly principal payments of $0.2 million until repayment of the then outstanding balance at maturity. As of September 30, 2014, our second lien term loan had a cash interest rate of 11.0%, consisting of LIBOR of 1.25% plus 9.75%.
Our second lien credit facility provides for PIK Interest (paid-in-kind interest as defined in the Second Lien Financing Agreement) at the rate of 5.75%. PIK Interest is added quarterly to the then-outstanding principal amount of our second lien term loan as additional principal obligations. PIK Interest totaled $1.1 million and $3.4 million for the three and nine months ended September 30, 2014, respectively.
A portion of the principal of $75 million associated with our second lien term loan was allocated to the warrants in an amount equal to their fair value of $7.9 million. The value allocated to the warrants was recorded as a debt discount and is being amortized to interest expense over the term of our second lien credit facility using the effective interest method.  Amortization of the debt discount totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2014, respectively.
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
As of September 30, 2014, we had $35.6 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by $8.8 million of cash. Such collateral is included in “other long-term assets” on our condensed consolidated balance sheets. Additionally, we had road bonds totaling $0.7 million and performance bonds totaling $3.0 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore they will not have a material adverse effect on our financial position, liquidity or operations.
New Accounting Standards
See Note 2: "Summary of Significant Accounting Policies - Accounting Pronouncement Effective in the Future" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting pronouncements.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply contracts, rather than through the use of derivative instruments. Committed, but unpriced, sales are subject to future market price volatility. As of September 30, 2014, 99.2% of our projected sales for the balance of 2014 were committed and priced.
We are also exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. Additionally, we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts that provide for a change in the price per coal ton sold in the event of changes in diesel fuel pricing. As of September 30, 2014, we had such price protection with respect to 95% of our expected diesel fuel purchases for the remainder of 2014 and 86% of our expected diesel fuel purchases for 2015.
Item 4. Controls and Procedures
     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of September 30, 2014. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2014 to ensure that we are able to collect, process and disclose the information that we are required to disclose in the reports we file with the SEC within the required time periods. During the quarterly period ended September 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Inherent in an Investment in Us
Failure to complete the transactions or delays in completing the transactions with Westmoreland Coal Company could negatively impact our unit price, future business and operation, and financial results.
On October 16, 2014, we entered into a contribution agreement under which Westmoreland Coal Company (“Westmoreland”), in connection with its acquisition of our general partner, will contribute royalty-bearing coal reserves assets in exchange for the issuance to it of a substantial number of our outstanding common units. As a part of these transactions, our equity structure will be simplified through amendment of our partnership agreement. Completion of the proposed transactions is subject to various conditions, including, among others, approval by the holders of a majority of the common units held by persons other than our general partner and its affiliates and other customary closing conditions. If the transactions are not completed, we will be subject to a number of risks, including the following:

•
because the current price of our common units may reflect a market premium based on the assumption that we will complete the transactions, a failure to complete the transactions could result in a decline in the price of our common units;

•
the pending transactions, their effects and related matters may distract our employees from day-to-day operations and require substantial commitments of time and resources, and may also impair our relations with our employees, customers, suppliers and other constituencies due to uncertainty about the future following the completion of the transactions;

•
in specified circumstances, if the transactions are not completed, we may be required to pay Westmoreland a termination fee of $3 million and reimburse it for replacement debt commitment fees of $5 million;

•	we will not realize the benefits expected from being part of a larger combined organization; and

•	some costs related to the transactions, such as legal and accounting fees, must be paid even if the transactions are not completed.
While the Westmoreland transactions are pending we may be subject to restrictions on the conduct of our business.
The contribution agreement restricts us from taking specified actions without Westmoreland’s approval. These restrictions could adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our businesses and operations prior to the completion of the transactions.
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
As part of the Westmoreland transactions, we will effect a 12-to-1 reverse unit split, which we expect to substantially increase our unit price. Additionally, Westmoreland will be contributing certain assets in exchange for common units which we expect to increase our market capitalization. We expect these actions will enable us to cure the unit price deficiency.
Item 4.     Mine Safety Disclosures
     Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K for the quarter ended September 30, 2014 is included as Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2014

OXFORD RESOURCE PARTNERS, LP By: OXFORD RESOURCES GP, LLC, its general partner

By:	/s/ CHARLES C. UNGUREAN
Charles C. Ungurean President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRADLEY W. HARRIS
Bradley W. Harris Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Limited Partnership of Oxford Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010).

3.2
Third Amended and Restated Agreement of Limited Partnership of Oxford Resource Partners, LP dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010).

3.2A
First Amendment to Third Amended and Restated Limited Partnership Agreement of Oxford Resource Partners, LP dated June 24, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013).

3.3
Certificate of Formation of Oxford Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.4
Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011).

3.4A
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013).

3.4B
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC executed as of March 12, 2014 to be effective as of June 24, 2013, entered into to correct, clarify, supersede and replace in its entirety the First Amendment to Third Amended and Restated Limited Liability Company Agreement of Oxford Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.4B to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) filed on May 6, 2014).

10.34
Contribution Agreement, dated as of October 16, 2014, between Oxford Resource Partners LP and Westmoreland Coal Company (incorporated by reference to Annex B of the Preliminary Proxy Statement, filed on October 24, 2014).

10.35*	Membership Interests Redemption Agreement, effective as of October 1, 2014, among Oxford Mining Company, LLC, Harrison Resources, LLC and CONSOL of Ohio LLC.
31.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Charles C. Ungurean, President and Chief Executive Officer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Bradley W. Harris, Senior Vice President, Chief Financial Officer and Treasurer of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (iv) our Condensed Consolidated Statements of Partners’ (Deficit) Capital for the nine months ended September 30, 2014 and 2013; and (v) the notes to our Condensed Consolidated Financial Statements.

*     Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

i