Form 10-Q
period 2015-03-31
Westmoreland Resource Partners, LP
filed 2015-04-28
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
YES ☐NO ☒

As of April 23, 2015, 5,711,630 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

PART I. FINANCIAL INFORMATION
WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	As of March 31, 2015	As of December 31, 2014
Assets	(Unaudited)
Current assets:
Cash	$1,785	$5,921
Receivables:
Trade	23,560	22,710
Other	116	116
	23,676	22,826
Inventory	12,696	14,013
Other current assets	2,637	1,317
Total current assets	40,794	44,077
Property, plant and equipment:
Land and mineral rights	72,993	71,715
Plant and equipment	133,949	134,029
	206,942	205,744
Less accumulated depreciation, depletion and amortization	(9,801)	—
Net property, plant and equipment	197,141	205,744
Advanced coal royalties	11,498	9,153
Restricted investments and bond collateral	9,534	10,621
Intangible assets, net of accumulated amortization of $0.5 million and $0 in March 31, 2015 and December 31, 2014, respectively	30,483	31,000
Deferred financing costs, net	6,607	6,993
Total Assets	$296,057	$307,588

See accompanying notes to condensed consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	As of March 31, 2015	As of December 31, 2014
Liabilities and Partners' Capital	(Unaudited)
Current liabilities:
Current installments of long-term debt	$6	$6
Accounts payable and accrued expenses:
Trade	19,469	19,135
Production taxes	975	1,033
Accrued compensation	401	1,531
Asset retirement obligations	9,855	7,783
Other current liabilities	1,434	4,007
Total current liabilities	32,140	33,495
Long-term debt, less current installments	176,354	175,029
Asset retirement obligations, less current portion	22,714	23,902
Warrants	1,952	1,981
Other liabilities	160	160
Total liabilities	233,320	234,567
Partners' capital:
Limited partners (5,711,630 and 5,505,087 units outstanding as of March 31, 2015 and December 31, 2014, respectively)	29,328	39,549
General partner (35,291 units outstanding as of March 31, 2015 and December 31, 2014)	33,409	33,472
Total partners’ capital	62,737	73,021
Total liabilities and partners’ capital	$296,057	$307,588

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues:
Coal revenues	$61,750	$76,770
Royalty revenues	1,870	99
Non-coal revenues	3,947	1,135
Total Revenues	67,567	78,004
Costs and expenses:
Cost of coal revenues (excluding depreciation, depletion and amortization)	54,651	65,726
Cost of non-coal revenues	3,155	402
Depreciation, depletion and amortization	10,180	11,224
Selling and administrative	2,548	3,656
Loss on sale/disposal of assets	1,034	204
Restructuring charges	553	75
Total cost and expenses	72,121	81,287
Operating loss	(4,554)	(3,283)
Other (expense) income:
Interest expense	(5,780)	(6,870)
Interest income	—	1
Change in fair value of warrants	29	(415)
Total other expenses	(5,751)	(7,284)
Net loss	(10,305)	(10,567)
Less net loss attributable to noncontrolling interest	—	381
Net loss attributable to WMLP unitholders	(10,305)	(10,186)
Less net loss allocated to general partner	(63)	(202)
Net loss allocated to limited partners	$(10,242)	$(9,984)

Net loss per limited partner unit:
Basic	$(1.74)	$(4.92)
Diluted	$(1.74)	$(4.92)

Weighted average number of limited partner units outstanding:
Basic	5,878,187	2,055,033
Diluted	5,878,187	2,055,033

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(in thousands, except for unit data)

	Limited Partners								Total Partners' Capital
	Common		Liquidation		Total		General Partner
Successor	Units	Capital	Units	Capital	Units	Capital	Units	Capital
Balance at December 31, 2014	5,505,087	$39,549	856,698	$—	6,361,785	$39,549	35,291	$33,472	$73,021
Net (loss) income	—	(10,242)	—	—	—	(10,242)	—	(63)	(10,305)
Common unit distributions	206,543	—	—	—	206,543	—	—	—	—
Equity-based compensation	—	21	—	—	—	21	—	—	21
Balance at March 31, 2015	5,711,630	$29,328	856,698	$—	6,568,328	$29,328	35,291	$33,409	$62,737

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(10,305)	$(10,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	10,180	11,224
Accretion of asset retirement obligations	804	565
Restructuring charges	553	75
Equity-based compensation	21	456
Loss on sale/disposal of assets	1,034	204
Non-cash interest expense	1,327	1,862
Amortization of deferred financing costs	405	946
Other	(29)	415
Changes in operating assets and liabilities:
Receivables, net	(850)	(1,432)
Inventories	1,317	(1,894)
Accounts payable and accrued expenses	276	610
Accrued compensation	(1,130)	34
Asset retirement obligations	(818)	(612)
Other assets and liabilities	(3,165)	(1,069)
Net cash (used in) provided by operating activities	(380)	817
Cash flows from investing activities:
Additions to property, plant, equipment and other	(4,842)	(2,622)
Change in restricted investments and bond collateral	1,087	549
Net proceeds from sales of assets	19	294
Net cash used in investing activities	(3,736)	(1,779)
Cash flows from financing activities:
Repayments of long-term debt	(2)	—
Borrowings on revolving lines of credit	—	6,500
Repayment on revolving lines of credit	—	(4,000)
Debt issuance costs and other refinancing costs	(18)	9
Net cash (used in) provided by financing activities	(20)	2,509
Net increase (decrease) in cash and cash equivalent	(4,136)	1,547
Cash and cash equivalents, beginning of the period	5,921	3,089
Cash and cash equivalents, end of the period	$1,785	$4,636

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,047	$4,075
Non-cash transactions:
Asset retirement obligations capitalized in mine development	1,038	(158)
Market value of common units vested in LTIP	—	180
 See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 1:BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Westmoreland Resources Partners, LP, or the Partnership, and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and require use of management's estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
Westmoreland Coal Company's ("WCC") cost of acquiring our General Partner, Westmoreland Resources GP, LLC, ("GP") has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014. Accordingly, the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the facts that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” “WMLP,” or the "Partnership” means the business and operations of Westmoreland Resource Partners, LP, the parent entity, as well as its consolidated subsidiaries.

•	Our “GP” means Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.
Organization
Westmoreland Resource Partners, LP is a Delaware limited partnership formed in August 2007. We are a low-cost producer and marketer of high-value thermal coal to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We market our coal primarily to large electric utilities with coal-fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. Additionally we hold fee simple interest in coal reserves in Lincoln County, Wyoming for which we have entered into a coal mining lease with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined.
We operate in a single business segment and have four operating subsidiaries, Oxford Mining Company, LLC, Oxford Mining Company-Kentucky, LLC, Westmoreland Kemmerer Fee Coal Holdings, LLC ("WKFCH") and Harrison Resources, LLC. All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or lease our controlled coal reserves to others to mine.
We are managed by WCC through our GP and all executives, officers and employees who provide services to us are employed by either WCC or our GP. WCC directly owns our GP. WCC’s common stock trades on the NASDAQ Global Market under the symbol “WLB.”
As of April 23, 2015, WCC and its consolidated subsidiaries owned, through their limited and general partner interests in us, an approximate 79% interest in us. In addition to any distributions it receives, directly or indirectly, from its limited and general partner interests, WCC holds, indirectly, the incentive distribution rights in us held by our GP.
Significant Accounting Policies
There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Special Distribution to Public Unitholders
In January 2015, as previously announced, we made a one-time special distribution of 206,543 common units of WMLP, representing an approximate 25% distribution, to our public unitholders on a pro rata basis.
Recently Adopted Accounting Pronouncements
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
In August 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which allows entities the option to elect pushdown of purchase accounting each time there is a change-in-control event in which an acquirer obtains control of an acquiree. If an acquiree does not initially elect to apply pushdown accounting upon a change-in-control event, it can subsequently elect to apply pushdown accounting to its most recent change-in-control event in a later reporting period as a change in accounting principle. Once made, the election to apply pushdown accounting is irrevocable. Entities applying pushdown accounting are required to measure the individual assets and liabilities of the acquired entity based on the measurement guidance in ASC 805, including the recognition of goodwill. However, any bargain purchase gain recognized by the acquirer should not be recognized in the acquiree’s income statement, but rather as an adjustment to additional paid-in capital. Acquisition-related debt is recognized by the acquiree only if the acquired entity is required to recognize a liability for debt in accordance with other applicable guidance. See our application of ASU 2014-17 in Note 2.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previous issued. Management projects the impact to the financial statements resulting in balance sheet reclassification for which the Deferred financing costs, net account is recharacterized as a a contra-liability reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.
In May 2014, the FASB issued ASU 2014-9, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date. The new guidance is now effective for the interim and annual periods beginning after December 15, 2017; early application is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). We are currently assessing the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

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
Reclassifications
Certain prior-year amounts have been reclassified in our condensed statements of operations and statements of cash flows for the three months ended March 31, 2014 to conform with the financial statement line items used by our GP's parent, WCC.
NOTE 2:    ACQUISITION AND PUSHDOWN ACCOUNTING
On December 31, 2014, pursuant to a Purchase Agreement dated October 16, 2014, WCC acquired, for $33.5 million in cash, 100% of the equity of our GP from (i) the holders of all of our GP’s outstanding Class A Units, AIM Oxford Holdings, LLC ("AIM") and C&T Coal, Inc. ("C&T"), (ii) the holders of all of our GP’s outstanding Class B Units, certain former executives of our GP, and (iii) the holders of all of the outstanding warrants for our GP’s Class B Units, the Warrantholders. At the same time, WCC also acquired, for no additional consideration, (i) 100% of the Partnership’s outstanding subordinated units from AIM and C&T, which subordinated units were then converted to liquidation units, and (ii) 100% of the Partnership’s outstanding warrants for subordinated units from the Warrantholders, which warrants were then canceled by WCC.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3:INVENTORY
Inventory consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	March 31,	December 31,
	2015	2014
Coal	$5,206	$6,590
Fuel inventory	1,545	1,860
Materials and supplies	5,945	5,563
Total	$12,696	$14,013

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 4:RESTRUCTURING CHARGES
Concurrent with the WCC transactions completed in December 2014 (the "WCC Transactions"), a restructuring plan was initiated to streamline operations and eliminate duplicate roles and responsibilities between us and WCC. As of December 31, 2014, we recorded restructuring charges for employee termination benefits of $2.8 million. and incurred an additional restructuring cost of $0.6 million for the three months ended March 31, 2015. We expect to incur $0.1 million of additional restructuring costs as we complete our restructuring plan throughout the first half of 2015.
WCC Transactions restructuring accrual activity is summarized as follows:

	Westmoreland Resource Partners, LP (Successor)
	As of December 31, 2014	Three Months Ended March 31, 2015		As of March 31, 2015
	Liability	Charges	Payments	Liability
Severance and other termination costs	$2,783	$553	$(2,943)	$393
The following table summarizes the total WCC Transactions restructuring charges incurred over the course of the restructuring:

	Westmoreland Resource Partners, LP (Successor)
	Charges
	For the Three Months Ended March 31, 2015	Incurred Through March 31, 2015	Total Expected Restructuring Expenses
Severance and other termination costs	$553	$3,336	$3,436
NOTE 5:OTHER CURRENT ASSETS
Other current assets consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	March 31,	December 31,
	2015	2014
Prepaid Insurance	$1,829	$418
Other	808	899
Total	$2,637	$1,317

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 6:LONG-TERM DEBT
Debt consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	March 31,	December 31,
	2015	2014
First lien debt:
Term loan	$175,000	$175,000
Paid-in-kind interest	1,327	—
Total first lien debt	176,327	175,000
Notes payable	33	35
Total debt	176,360	175,035
Less current portion	(6)	(6)
Long-term debt	$176,354	$175,029
Credit Facilities Generally
On December 31, 2014, we closed on a new credit facility under a Financing Agreement (the “2014 Financing Agreement”) with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The new credit facility consists of a $175 million term loan, with an option for up to $120 million in additional term loans for acquisitions if requested by us and approved by the issuing lenders. The new credit facility matures in December 2018. The 2014 Financing Agreement contains customary financial and other covenants. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Proceeds of the new credit facility were used to retire our then existing first and second lien credit facilities and to pay fees and expenses related to our new credit facility, with the limited amount of remaining proceeds being available as working capital.
As of March 31, 2015, we had a term loan of $176.3 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (as defined in the 2014 Financing Agreement) (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of March 31, 2015, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%.
The 2014 Financing Agreement also provides for “PIK Interest” (paid-in-kind interest as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our total net leverage ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $1.3 million for the three months ended March 31, 2015.
As of March 31, 2015, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
Deferred Financing Costs
We capitalized costs that represented fees paid to lenders and advisors and for legal services included in Deferred financing costs, net. Deferred financing costs are amortized over the life of the agreement, included in interest expense, using the effective interest rate method. Amortization of deferred financing costs was $0.4 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS
The book values of cash, accounts receivable, restricted investment and bond collateral, and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the restricted investment and bond collateral and warrants were determined based upon a market approach and approximates the carrying value at March 31, 2015.
 The warrants are fair valued at each balance sheet date using the Black-Scholes model. As of March 31, 2015, the fair value of each warrant was $11.72, based on the following assumptions: spot price of $11.84 per unit, exercise price of $0.12 per unit, term of 3.25 years, volatility of 83.0% and a three-year treasury rate of 0.9%.
The fair value of the restricted investment and bond collateral are Level 1 and warrants are a Level 2 measurement.
NOTE 8:ASSET RETIREMENT OBLIGATIONS
As of March 31, 2015, our asset retirement obligation ("ARO") totaled $32.6 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of March 31, 2015, the aggregate undiscounted cost of our final ARO is $42.5 million.
Changes in the Partnership's asset retirement obligations were as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Asset retirement obligations, January 1,	$31,685	$31,654
Accretion	804	565
Changes resulting from additional mines	442	—
Changes due to amount and timing of reclamation	596	(188)
Payments	(958)	(615)
Asset retirement obligations, March 31,	32,569	31,416
Less current portion	(9,855)	(7,420)
Asset retirement obligations, less current portion	$22,714	$23,996

NOTE 9:UNIT-BASED COMPENSATION
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Recognition of fair value of restricted common units over the vesting period	$21	$456

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

A summary of restricted common unit award activity for the three months ended March 31, 2015 is as follows:

	Westmoreland Resource Partners, LP (Successor)
	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
			(in thousands)
Non-vested at December 31, 2014	—	$—
Granted	21,930	11.40
Vested	—	—
Non-vested at March 31, 2015	21,930	$11.40	$229	[1]
1Expected to be recognized over the next 11 months.
NOTE 10:    COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of March 31, 2015, the remaining terms of our long-term contracts range from one to three years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Surety and Performance Bonds
As of March 31, 2015, we had $32.1 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits of $8.0 million. Such cash collateral is included in Restricted investments and bond collateral on our consolidated balance sheets and Change in restricted investments and bond collateral within investing activities on our consolidated statements of cash flow. Additionally, we had road bonds totaling $0.5 million and performance bonds totaling $2.9 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
Legal
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We accrue for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.6 million to resolve various claims as of March 31, 2015, of which $0.1 million, net, was accrued during 2015.
Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees will expire without any liability to the guarantors, and therefore will not have a material adverse effect on our financial position, liquidity or operations.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 11:EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Limited partner units
Average units outstanding basic and diluted[1,2]	5,878,187	2,055,033
Net loss allocated to limited partners basic and diluted[2]	$(10,244)	$(10,014)
Net loss per limited partner unit basic and diluted[2]	$(1.74)	$(4.92)

General partner units
Average units outstanding basic and diluted	35,291	35,291
Net loss allocated to general partners basic and diluted[2]	$(61)	$(172)
Net loss per general partner unit basic and diluted	$(1.74)	$(4.92)
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three months ended March 31, 2015 and 2014, respectively..
NOTE 12:RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP, which agreement was amended in February 2015. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Agreement, the Partnership engaged the GP to continue providing administrative, engineering, operating and other services to the Partnership. Administrative services include without limitation legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. The Partnership will pay the GP a fixed annual fee of $500,000 for certain administrative services, and reimburse the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2015, and automatically renews for successive one year periods unless terminated. Pursuant to the Services Agreement, the primary reimbursements to our GP, during the three months ended March 31, 2015, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $0.9 million and $0.6 million were included in accounts payable as of March 31, 2015 and December 31, 2014, respectively.
Additionally, in December 2014 we entered into a coal mining lease, with a subsidiary of WCC, to mine fee simple interest coal reserves we control at WCC’s Kemmerer Mine in Lincoln County, Wyoming. Under this lease, we earn a per ton royalty as these coal reserves are mined. For the three months ended March 31, 2015, we recognized $1.8 million in coal royalty revenue, which was included in Receivables - trade at March 31, 2015.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $12.2 million in coal revenues and $2.4 million in non-coal revenues for the three months ended March 31, 2015. As of March 31, 2015 revenues totaling $6.5 million were included Receivables - trade.
NOTE 13:SEGMENT INFORMATION
We operate in one business segment. We operated surface coal mines in the Illinois Basis through December 2013, and we operate surface coal mines in Northern Appalachia and sell high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the eastern United States. Our operating and executive management

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

makes its decisions based on consolidated reports. Three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining and Westmoreland Kemmerer Fee Coal Holdings, LLC ("WKFCH") in exchange for a per ton royalty rate.
NOTE 14:SUBSEQUENT EVENTS
Westmoreland Resources GP, LLC, general partner of WMLP, declared a cash distribution for all of our unitholders and warrant unitholders of $0.20 per unit for its first quarter ended March 31, 2015.  The distribution will be paid on May 15, 2015 to all unitholders and warrant unitholders of record as of the close of business on May 8, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our 2014 Form 10-K and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement About Forward-Looking Statements.”
Cautionary Statement About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “may,” “plan,” “predict,” “project,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make throughout this report regarding recent significant transactions and their anticipated effects on us, and statements in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding factors that may cause our results of operation in future periods to differ from our expectations.
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

•	The effect of the Environmental Protection Agency’s inquiries into and regulations of the operations of the power plants to which we provide coal;

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control;

•	Adequacy and sufficiency of our internal controls;

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

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
Overview
Significant relationships referenced in this management’s discussion and analysis of financial condition and results of operations include the following:

•	References to “we,” “us,” “our” or the “Partnership” mean the business and operations of Westmoreland Resource Partners, LP, the parent company, as well as its consolidated subsidiaries.

•	References to “WMLP” mean Westmoreland Resource Partners, LP, individually as the parent company, and not on a consolidated basis.

•	References to “GP” mean Westmoreland Resources GP, LLC, the managing general partner of Westmoreland Resource Partners, LP also referred to as our general partner.

•
References to “WCC” means Westmoreland Coal Company who owns 100% of Westmoreland Resources GP, LLC and, indirectly, the related incentive distribution rights and 79% of the common units of Westmoreland Resource Partners, LP.

We are a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. Additionally we hold fee simple interest in coal reserves in Lincoln County, Wyoming for which we have entered into a coal mining lease with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined.
We operate in a single business segment and have four operating subsidiaries, Oxford Mining Company, LLC ("Oxford Mining"), Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), Westmoreland Kemmerer Fee Coal Holdings, LLC ("WKFCH") and Harrison Resources, LLC ("Harrison Resources"). Our Oxford Mining operating subsidiaries participate primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or lease our controlled coal reserves to others to mine. Our WKFCH and Harrison Resources operating subsidiaries own and hold coal reserves. WKFCH’s coal reserves are leased to Westmoreland Coal Company ("WCC") from which WKFCH earns a per ton coal royalty. Harrison Resources' coal reserves are surface mined and marketed by Oxford Mining. Oxford Mining Kentucky is an inactive operating subsidiary holding coal reserves in the Illinois Basis for which surface mining operation ceased in December 2013.
Results of Operations
Items that Affect Comparability of Our Results
On December 31, 2014, WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected our operating results in the Predecessor period of January 1 - December 31, 2014 along with a brief discussion of Successor activity for the last minutes of the day on December 31, 2014 through March 31, 2015.
For the three months ended March 31, 2015 and 2014, our consolidated results include items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(Successor)	(Predecessor)
Restructuring expense	553	75
Acquisition related costs[1]	1,400	—
Impact	$1,953	$75
1 Includes acquisition and transition costs included in cost of coal revenue related to the sale of inventory written up to fair value.
Restructuring Expense
Restructuring expense increased $0.5 million to $0.6 million for the three months ended March 31, 2015 from $0.1 million for the three months ended March 31, 2014. The three months ended March 31, 2015 included $0.6 million in severances payments related to the closing of the corporate offices in Columbus, Ohio and the elimination of other nonessential roles. The three months ended March 31, 2014 included $0.1 million in various inconsequential costs associated with the restructuring related to our Illinois Basin operations.
Acquisition Related Costs
As part of the acquisition method of accounting coal inventory was accounted for at its estimated fair value on December 31, 2014, increasing the coal inventory by $1.4 million. During the three months ended March 31, 2015 the inventory held at December 31, 2014 was sold and we recognized a $1.4 million non-cash charge to cost of coal revenues related to the acquisition method of accounting adjustment.
The Three Months Ended March 31, 2015 (Successor) Compared to the Three Months Ended March 31, 2014 (Predecessor)
Summary

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Total Revenues	$67,567	$78,004	$(10,437)	(13.4)%
Net loss	(10,305)	(10,567)	262	2.5%
Adjusted EBITDA[1]	9,553	9,241	312	3.4%
Distributable Cash Flow[2]	3,195	1,850	1,345	72.7%
Tons sold - millions of equivalent tons	1.1	1.4	(0.3)	(21.4)%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
2Distributable cash flow a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
We reported total revenues of $67.6 million for the three months ended March 31, 2015 compared to $78.0 million for the three months ended March 31, 2014. The decrease of $10.4 million was principally due to decreased sales and production volumes, which declined to 1.1 million tons sold and produced in the three months ended March 31, 2015 compared to 1.4 million

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

tons sold and produced in the three months ended March 31, 2014. The decrease in tons sold and produced resulted from a decrease in market demand. We reported net loss of $10.3 million for the three months ended March 31, 2015 compared to $10.6 million for the three months ended March 31, 2014. Additionally we reported Adjusted EBITDA of $9.6 million for the three months ended March 31, 2015, an increase of $0.3 million from $9.2 million for the three months ended March 31, 2014. Both the net loss and Adjusted EBITDA were also favorably impacted by a $0.66 increase in average coal sales price per ton sold to $54.02 per ton sold in the three months ended March 31, 2015 compared to $53.36 per ton sold in the three months ended March 31, 2014.
Total Revenues

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Revenues:
Coal revenues	$61,750	$76,770	$(15,020)	(19.6)%
Royalty revenues	1,870	99	1,771	1,788.9%
Non-coal revenues	3,947	1,135	2,812	247.8%
Total Revenues	$67,567	$78,004	$(10,437)	(13.4)%
Coal sales revenue was $61.8 million for the three months ended March 31, 2015, a decrease of $15.0 million, or 19.6%, from $76.8 million for the three months ended March 31, 2014. The decrease was primarily attributable to a 20.6% reduction in tons sold in the amount of $15.8 million, partially offset by a $0.66 per ton, or an aggregate $0.8 million, increase in the average sale price per ton for the three months ended March 31, 2015.
For the three months ended March 31, 2015, we generated $1.9 million in royalty revenues from the receipt of $1.8 million in coal royalty revenues and $0.1 million in oil and gas royalty revenues. In December 2014, pursuant to a contribution agreement, WCC contributed to us 100% of the membership interests in WKFCH. WKFCH holds fee simple interests in 30.4 million tons of coal reserves and related surface lands at WCC’s Kemmerer Mine in Lincoln County, Wyoming. In connection with this contribution, WKFCH entered into a coal mining lease with respect to these coal reserves with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined. For the three months ended March 31, 2015 we earned $1.8 million in coal royalty revenues for coal mined by WCC during the period. For the three months ended March 31, 2014 we generated $0.1 million which comprised solely oil and gas royalty revenues.
Non-coal revenues, primarily from clay and limestone sales, and other miscellaneous revenue was $3.9 million for the three months ended March 31, 2015, an increase of $2.8 million, from $1.1 million for the three months ended March 31, 2014. Other miscellaneous revenue increased by $3.0 million to $3.3 million for the three months ended March 31, 2015 from $0.3 million in the prior year, due primarily to generating $2.4 million in coal handling and transportation services revenue performed on behalf of a subsidiary of WCC and $0.7 million in one-time coal handling and transportation services revenue performed on behalf of a customer. The $3.0 million increase in miscellaneous revenue was offset in part by a $0.2 million decrease in clay and limestone sales to $0.6 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014.
Cost of Coal Revenues

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Cost of coal revenues (excluding depreciation, depletion and amortization)	$54,651	$65,726	$(11,075)	(16.9)%

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Cost of coal revenues (excluding DD&A) decreased $11.1 million to $54.7 million for the three months ended March 31, 2015 from $65.7 million for the three months ended March 31, 2014, primarily due to decreased coal sales and production volumes. On a per ton basis, cost of coal revenues increased 4.7% to $47.81 per ton sold for the three months ended March 31, 2015 from $45.68 per ton sold for the three months ended March 31, 2014 primarily due to various factors, the most significant of which are discussed below:

•
Equipment repair and maintenance expense per ton sold increased $1.02 per ton to $4.42 per ton for the three months ended March 31, 2015 from $3.39 per ton for the three months ended March 31, 2014. This increase of $1.02 per ton is the result of incurring equipment maintenance during the three months ended March 31, 2015 deferred from fiscal 2014, combined with a 20.6% decrease in tons sold for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

•
Transportation expense per ton sold increased $0.76 per ton to $8.44 per ton for the three months ended March 31, 2015 from $7.68 per ton for the three months ended March 31, 2014. The increase of $0.76 per ton was attributed to longer haul routes to meet customer demand.

•
Labor and benefit expenses per ton sold increased 8.4% to $9.73 per ton for the three months ended March 31, 2015 from $8.98 per ton for the three months ended March 31, 2014. This increase of $0.75 per ton was attributed to a $0.44 per ton increase in wages and a $0.31 per ton increase in employee benefits. The $0.44 per ton increase in wages is primarily the result of raises implemented in mid-2014 in response to competition in the labor market from the growing oil and gas drilling business in southeastern Ohio. The $0.31 per ton increase in employee benefits is primarily the result of higher health insurance cost per employee.

Depreciation, Depletion and Amortization

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Depreciation, depletion and amortization	$10,180	$11,224	$(1,044)	(9.3)%
Depreciation, depletion and amortization expense decreased to $10.2 million for the three months ended March 31, 2015 from $11.2 million for the three months ended March 31, 2014. The decrease of $1.0 million was primarily attributable to the decrease in land and mineral rights asset values resulting from the acquisition method of accounting resulting from WCC’s acquisition of 100% of the equity of our GP on December 31, 2014.
Selling and Administrative

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Selling and administrative	$2,548	$3,656	$(1,108)	(30.3)%
Selling and administrative expenses for the three months ended March 31, 2015 decreased $1.1 million to $2.5 million compared to $3.7 million for the three months ended March 31, 2014. The decrease of $1.1 million was primarily due to cost savings from the restructuring efforts put in place to stream line operations and eliminate duplicated roles resulting from the acquisition of our GP by WCC on December 31, 2014.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Loss on sale/disposal of assets

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Loss on sale/disposal of assets	1,034	204	830	406.9%
The loss on sale/disposal of assets of $1.0 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, resulted from the disposal of equipment in the normal course of business.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Less net loss attributable to noncontrolling interest	$—	$381	$(381)	(100.0)%
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
Net income attributable to noncontrolling interest of $0.4 million for the three months ended March 31, 2014 relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL.
Adjusted EBITDA
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

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
Distributable Cash Flow
Distributable Cash Flow represents Adjusted EBITDA less cash interest expense (net of interest income), reserve replacement expenditures, maintenance capital expenditures, cash reclamation expenditures, and noncontrolling interest. Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement, expenditures for plant, equipment and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.
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
The tables below show how we calculated EBITDA, Adjusted EBITDA and Distributable Cash Flow and reconciles Distributable Cash Flow to net loss, the most directly comparable GAAP financial measure.
Reconciliation of Net Loss to Distributable Cash Flows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(Successor)	(Predecessor)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(10,305)	$(10,567)
Interest expense, net of interest income	5,780	6,869
Depreciation, depletion and amortization	10,180	11,224
Accretion of ARO	804	565
EBITDA	6,459	8,091
Restructuring and impairment charges	553	75
Change in fair value of warrants	(29)	415
Acquisition related costs[1]	1,400	—
Loss on sale/disposal of assets	1,034	204
Unit-based compensation	21	456
Other non-recurring costs	115	—
Adjusted EBITDA	9,553	9,241
Noncontrolling interest's Adjusted EBITDA	—	(94)
Cash interest expense, net of interest income	(4,047)	(4,060)
Other maintenance capital expenditures	(1,353)	(2,622)
Reclamation and mine closure costs	(958)	(615)
Distributable Cash Flow	$3,195	$1,850
1 Includes acquisition and transition costs included in cost of coal revenue related to the sale of inventory written up to fair value.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Liquidity and Capital Resources
Liquidity
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves and fund capital expenditures, including costs of acquisitions from time to time, servicing of our debt and paying quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs are cash generated by our operations and the limited remainder of our initial term loan borrowing under the 2014 Financing Agreement.
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
As of March 31, 2015, our available liquidity was $1.8 million, which consisted entirely of cash on hand.
Please read "— Capital Expenditures" for a further discussion of the impact on liquidity.
Debt Obligations
On December 31, 2014, we entered into a new $295 million credit facility under a Financing Agreement (the “2014 Financing Agreement”) with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent to replace our existing $175 million credit facility consisting of (i) a first lien $75 million term loan and $25 million revolving credit facility and (ii) a second lien $75 million term loan. The new credit facility consists of a $175 million term loan, with an option for up to $120 million in additional term loans for acquisitions if requested by us and approved by the issuing lenders. The 2014 Financing Agreement matures in December 2018 and contains customary financial and other covenants. It also permits distributions to our unitholders under specified circumstances. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Proceeds of the new credit facility were used to retire our then existing first and second lien credit facilities and to pay fees and expenses related to our new credit facility, with the limited amount of remaining proceeds being available as working capital.
As of March 31, 2015 the outstanding balance on our 2014 Financing Agreement was $176.3 million. This amount represents the principal balance of $175.0 million, plus PIK Interest of $1.3 million. As of March 31, 2015, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
The 2014 Financing Agreement also provides for “PIK Interest” (paid-in-kind interest as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our total net leverage ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest expense under the 2014 Financing Agreement was $1.3 million for the three months ended March 31, 2015.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(Successor)	(Predecessor)
Net cash provided by (used in):
Operating activities	$(380)	$817
Investing activities	(3,736)	(1,779)
Financing activities	(20)	2,509

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2015 compared to $0.8 million of net cash provided by operating activities for the three months ended March 31, 2014, a decrease of approximately $1.2 million. We experienced a net loss for the three months ended March 31, 2015 of $10.3 million, a decrease of $0.3 million, compared to a net loss for the three months ended March 31, 2014 of $10.6 million. The decrease in the net loss was attributable in part to a $1.0 million decrease in depreciation, depletion and amortization, a $0.5 million decrease in non-cash interest expense and amortization of deferred financing costs, respectively, partially offset by a $0.8 million increase in loss on sale/disposal of assets and a $0.5 million increase in amortization of intangible assets and liabilities, net and restructuring and impairment charges, respectively. These differences, combined with a minor change in working capital, are the primary drivers of the decrease in net cash used in operating activities. The changes in working capital comprised of an unfavorable changes of $2.1 million in other assets and liabilities resulting from severance payments, in accordance with employment agreements, to three former executives during the three months ended March 31, 2015, and a unfavorable change of $1.2 million in accrued compensation due to timing, partially offset by a favorable change in inventory of $3.2 million.
Net cash used in investing activities was $3.7 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014, an increase of approximately $2.0 million. The increase was attributable to an increase of $2.2 million in cash used for capital expenditures and a decrease of $0.3 million in cash provided from proceeds from the sale of assets, offset in part by $0.5 million increase in cash provided from the change in restricted investments and bond collateral.
Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2015, down $2.5 million from net cash provided by financing activities of $2.5 million for the three months ended March 31, 2014. The $2.5 million decrease in net cash provided by financing activities was primarily attributable to $2.5 million in less net borrowings for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Capital Expenditures
Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, the remainder of the initial term loan borrowings under the 2014 Financing Agreement, and proceeds from asset sales.
The following table summarizes our capital expenditures by type for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(Successor)	(Predecessor)
Coal reserves	$—	$3
Mine development	275	189
Equipment and components	1,295	2,430
Total	$1,570	$2,622
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2014 Form 10-K and the footnote disclosures included in Part I, Item I of this report for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety, performance, and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

road bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these arrangements.
Federal and state laws require us to secure certain long-term obligations, such as ARO, and contractual performance. Historically, we secured these obligations with surety bonds supported by letters of credit. Subsequent to our 2014 refinancing, we have supported our surety bonds with cash deposits.
As of March 31, 2015, we had $32.1 million of surety bonds outstanding to secure certain reclamation obligations. Additionally, as of March 31, 2015, we had $8.0 million of cash deposits in support of these bonds. Further, as of March 31, 2015, we had $0.5 million of road bonds and $2.9 million of performance bonds outstanding that required no security. We believe these bonds and letters of credit will expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial condition, results of operations or cash flows therefrom.
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Meeting of Non-Management Directors and Communications with Directors
At least quarterly during all of the independent directors of our general partner meet in an executive session without management participation or participation by non-independent directors.  Mr. Gerald A. Tywoniuk, the chairman of the Audit Committee, presides over these executive sessions.
The board of directors of our general partner welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the board of directors, including any individual director, by contacting the Secretary of our general partner, Samuel Hagreen, at westmorelandmlp.com/investors/investor-relations-contact-form/ or at the following address: Name of the Director(s), c/o Secretary, Westmoreland Resource Partners, LP, 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are also exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. Additionally, we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts that provide for a change in the price per coal ton sold in the event of changes in diesel fuel pricing. As of March 31, 2015, we had such price protection with respect to 87.0% of our expected diesel fuel purchases for the remainder of 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 4.Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 1.Legal Proceedings
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.
In November 2014 we entered into a plea agreement regarding, and in December 2014 the United States filed and we pleaded guilty to, a single count misdemeanor information in the United States District Court for the Southern District of Ohio, Eastern Division. The information filing alleged negligent violation of a condition and limitation of a National Pollutant Discharge Elimination System permit. This matter arose from our voluntary disclosure of the filing of false reports by a rogue employee who was terminated shortly after his false reporting was discovered. We are subject to a probationary period of 6-12 months and are paying a fine of $500,000 and community service payments of $150,000 which were accrued for in 2014.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our 2014 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2014 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 4.Mine Safety Disclosures
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Dodd-FrankAct and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.
Item 6.     Exhibits
The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	April 28, 2015	By:	/s/ KEVIN A. PAPRZYCKI
Kevin A. Paprzycki
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	April 28, 2015	By:	/s/ MICHAEL J. MEYER
Michael J. Meyer
Controller
(Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Index to Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.1A
Certificate of Amendment to Certificate of Limited Partnership of Westmoreland Resource Partners, LP executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.1A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2014 filed on March 6, 2015)

3.2
Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP dated December 31, 2014 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2014 filed on March 6, 2015)

3.3
Certificate of Formation of Westmoreland Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.3A
Certificate of Amendment to Certificate of Formation of Westmoreland Resources GP, LLC executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.3A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2014 filed on March 6, 2015)

3.4
Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated January 1, 2012 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.4A
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.4B
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

10.1*†	Coal Purchase and Sale Agreement No. 10-62-15-900, dated as of February 26, 2015, by and between Oxford Mining Company, LLC and AEP Generation Resources, Inc.

10.2
Services Agreement, dated as of March 13, 2015, by and between Westmoreland Resources GP, LLC and Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on March 16, 2015)

10.3
Amendment No. 1 to Financing Agreement, dated as of March 13, 2015, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on March 16, 2015)

10.4*	Award Agreement for Grant of Phantom Units to Non-Employee Directors dated March 2, 2015 under the Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan.

31.1*
Certification of Keith E. Alessi, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Kevin A. Paprzycki, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Certification of Keith E. Alessi, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, and Kevin A. Paprzycki, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosure

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (iv) our Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2015; and (v) the notes to our Condensed Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

*	Filed herewith (or furnished in the case of Exhibits 32 and 101).
#	Compensatory plan or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.