Form 10-Q
period 2015-06-30
Westmoreland Resource Partners, LP
filed 2015-07-28
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
YES ☐NO ☒

As of July 23, 2015, 5,711,630 common units representing limited partner interest in our Partnership (the "common units") were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

PART I. FINANCIAL INFORMATION
WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	As of June 30, 2015	As of December 31, 2014
Assets	(Unaudited)
Current assets:
Cash	$12,766	$5,921
Receivables:
Trade	14,020	22,710
Other	—	116
	14,020	22,826
Inventory	14,870	14,013
Other current assets	2,264	1,317
Total current assets	43,920	44,077
Property, plant and equipment:
Land and mineral rights	75,794	71,715
Plant and equipment	134,291	134,029
	210,085	205,744
Less accumulated depreciation, depletion and amortization	(19,170)	—
Net property, plant and equipment	190,915	205,744
Advanced coal royalties	10,645	9,153
Restricted investments and bond collateral	8,307	10,621
Intangible assets, net of accumulated amortization of $1.0 million and $0 in June 30, 2015 and December 31, 2014, respectively	29,967	31,000
Deferred financing costs, net	6,195	6,993
Total Assets	$289,949	$307,588

See accompanying notes to condensed consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	As of June 30, 2015	As of December 31, 2014
Liabilities and Partners' Capital	(Unaudited)
Current liabilities:
Current installments of long-term debt	$6	$6
Accounts payable and accrued expenses:
Trade	20,392	19,135
Production taxes	903	1,033
Accrued compensation	767	1,531
Asset retirement obligations	11,547	7,783
Other current liabilities	1,382	4,007
Total current liabilities	34,997	33,495
Long-term debt, less current installments	175,864	175,029
Asset retirement obligations, less current portion	21,339	23,902
Warrants	1,504	1,981
Other liabilities	1,020	160
Total liabilities	234,724	234,567
Partners' capital:
Limited partners (5,711,630 and 5,505,087 units outstanding as of June 30, 2015 and December 31, 2014, respectively)	21,863	39,549
General partner (35,291 units outstanding as of June 30, 2015 and December 31, 2014)	33,362	33,472
Total partners’ capital	55,225	73,021
Total liabilities and partners’ capital	$289,949	$307,588

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues:
Coal revenues	$55,036	$79,586	$116,786	$156,356
Royalty revenues	1,651	85	3,521	184
Non-coal revenues	2,828	2,330	6,775	3,465
Total Revenues	59,515	82,001	127,082	160,005
Costs and expenses:
Cost of coal revenues (excluding depreciation, depletion and amortization)	46,866	67,295	101,517	133,021
Cost of non-coal revenues	235	369	3,390	771
Depreciation, depletion and amortization	9,563	10,072	19,743	21,296
Selling and administrative	3,065	3,270	5,613	6,926
Loss (gain) on sale/disposal of assets	651	(763)	1,685	(559)
Restructuring charges	103	—	656	75
Total cost and expenses	60,483	80,243	132,604	161,530
Operating (loss) income	(968)	1,758	(5,522)	(1,525)
Other (expense) income:
Interest expense	(5,872)	(7,003)	(11,652)	(13,873)
Interest income	—	2	—	3
Change in fair value of warrants	448	1,885	477	1,470
Total other expenses	(5,424)	(5,116)	(11,175)	(12,400)
Net loss	(6,392)	(3,358)	(16,697)	(13,925)
Less net loss attributable to noncontrolling interest	—	461	—	842
Net loss attributable to unitholders	(6,392)	(2,897)	(16,697)	(13,083)
Less net loss allocated to general partner	(40)	(57)	(103)	(259)
Net loss allocated to limited partners	$(6,352)	$(2,840)	$(16,594)	$(12,824)

Net loss per limited partner unit:
Basic	$(1.08)	$(1.32)	$(2.82)	$(6.24)
Diluted	$(1.08)	$(1.32)	$(2.82)	$(6.24)

Weighted average number of limited partner units outstanding:
Basic	5,878,187	2,062,834	5,878,187	2,058,912
Diluted	5,878,187	2,062,834	5,878,187	2,058,912

Distribution per limited partner unit	$0.2000	$—	$0.2000	$—
Distribution per general partner unit	$0.2000	$—	$0.2000	$—

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(in thousands, except for unit data)

	Limited Partners								Total Partners' Capital
	Common		Liquidation		Total		General Partner
Successor	Units	Capital	Units	Capital	Units	Capital	Units	Capital
Balance at December 31, 2014	5,505,087	$39,549	856,698	$—	6,361,785	$39,549	35,291	$33,472	$73,021
Net loss	—	(16,594)	—	—	—	(16,594)	—	(103)	(16,697)
Common unit distributions to unitholders	206,543	—	—	—	206,543	—	—	—	—
Cash distribution to unitholders	—	(1,176)	—	—	—	(1,176)	—	(7)	(1,183)
Equity-based compensation	—	84	—	—	—	84	—	—	84
Balance at June 30, 2015	5,711,630	$21,863	856,698	$—	6,568,328	$21,863	35,291	$33,362	$55,225

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(16,697)	$(13,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,743	21,296
Accretion of asset retirement obligations	1,630	1,125
Restructuring charges	656	75
Equity-based compensation	84	921
Loss (gain) on sale/disposal of assets	1,685	(559)
Non-cash interest expense	2,664	3,786
Amortization of deferred financing costs	817	1,923
Other	(477)	(1,470)
Changes in operating assets and liabilities:
Receivables, net	8,807	(1,850)
Inventories	(857)	(505)
Accounts payable and accrued expenses	1,127	(1,123)
Accrued compensation	(765)	(2,196)
Asset retirement obligations	(2,415)	(2,115)
Other assets and liabilities	(2,077)	258
Net cash provided by operating activities	13,925	5,641
Cash flows from investing activities:
Additions to property, plant, equipment and other	(6,434)	(5,864)
Change in restricted investments and bond collateral	2,258	506
Net proceeds from sales of assets	126	3,599
Net cash used in investing activities	(4,050)	(1,759)
Cash flows from financing activities:
Repayments of long-term debt	(1,829)	(1,947)
Borrowings on revolving lines of credit	—	13,500
Repayment on revolving lines of credit	—	(15,000)
Debt issuance costs and other refinancing costs	(18)	9
Cash distributions to partners	(1,183)	—
Net cash used in by financing activities	(3,030)	(3,438)
Net increase (decrease) in cash	6,845	444
Cash, beginning of the period	5,921	3,089
Cash, end of the period	$12,766	$3,533
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,170	$8,243
Non-cash transactions:
Asset retirement obligations capitalized in mine development	2,533	2,880
Market value of common units vested in LTIP	—	217
 See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 1:BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Westmoreland Resources Partners, LP, or the Partnership, and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require use of management's estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
Westmoreland Coal Company's ("WCC") cost of acquiring our General Partner, Westmoreland Resources GP, LLC, ("GP") has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014, in accordance with ASC 805. Accordingly, the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” “or the "Partnership” means the business and operations of Westmoreland Resource Partners, LP, the parent entity, as well as its consolidated subsidiaries.

•	Our “GP” means Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.
Organization
Westmoreland Resource Partners, LP is a Delaware limited partnership formed in August 2007. We are a low-cost producer and marketer of high-value thermal coal to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface‑mined coal in Ohio. We market our coal primarily to large electric utilities with coal-fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of the Midwest and northeastern United States. Additionally, we hold a fee simple interest in coal reserves in Lincoln County, Wyoming, for which we have entered into a coal mining lease with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined.
We operate in a single business segment and have four operating subsidiaries, Oxford Mining Company, LLC(“Oxford Mining”), Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), Westmoreland Kemmerer Fee Coal Holdings, LLC ("WKFCH") and Harrison Resources, LLC (“Harrison Resources”). Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine.
We are managed by WCC through our GP, and all executives, officers and employees who provide services to us are employed by either WCC or our GP. WCC directly owns our GP. WCC’s common stock trades on the NASDAQ Global Market under the symbol “WLB.”
As of July 23, 2015, WCC and its consolidated subsidiaries owned, through their limited and general partner interests in us, an approximate 78% of our common units on a fully diluted basis and, indirectly, all of our incentive distribution rights.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Special Distribution to Public Unitholders
In January 2015, as previously announced, we made a one-time special distribution of 206,543 common units, representing an approximate 25% distribution, to our public unitholders on a pro rata basis.
Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previous issued. Management projects the impact to the financial statements resulting in balance sheet reclassification for which the Deferred financing costs, net account is recharacterized as a contra-liability reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.
In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions a consensus of the Emerging Issues Task Force) (a consensus of the Emerging Issues Task Force). ASU 2015-06 requires a master limited partnership (MLP) to allocate the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit (EPU). The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. The guidance is applied retrospectively and early adoption is permitted.
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
In August 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which allows entities to elect pushdown of purchase accounting each time there is a change-in-control event in which an acquirer obtains control of an acquiree. If an acquiree does not initially elect to apply pushdown accounting upon a change-in-control event, it can subsequently elect to apply pushdown accounting to its most recent change-in-control event in a later reporting period as a change in accounting principle. Once made, the election to apply pushdown accounting is irrevocable. Entities applying pushdown accounting are required to measure the individual assets and liabilities of the acquired entity based on the measurement guidance in

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

ASC 805, including the recognition of goodwill. However, any bargain purchase gain recognized by the acquirer should not be recognized in the acquiree’s income statement, but rather as an adjustment to additional paid-in capital. Acquisition-related debt is recognized by the acquiree only if the acquired entity is required to recognize a liability for debt in accordance with other applicable guidance. See our application of ASU 2014-17 in Note 2.
Reclassifications
Certain prior-year amounts have been reclassified in our condensed statements of operations and statements of cash flows for the six months ended June 30, 2014 to conform with the financial statement line items used by our GP's parent, WCC.
NOTE 2:    ACQUISITION AND PUSHDOWN ACCOUNTING
Westmoreland Coal Company's Acquisition of our General Partner
On December 31, 2014, pursuant to a Purchase Agreement dated October 16, 2014, WCC acquired, for $33.5 million in cash, 100% of the equity of our GP from (i) the holders of all of our GP’s outstanding Class A Units, AIM Oxford Holdings, LLC ("AIM") and C&T Coal, Inc. ("C&T"), (ii) the holders of all of our GP’s outstanding Class B Units, certain former executives of our GP, and (iii) the holders of all of the outstanding warrants for our GP’s Class B Units (the "Warrantholders"). At the same time, WCC also acquired, for no additional consideration, (i) 100% of the Partnership’s outstanding subordinated units from AIM and C&T, which subordinated units were then converted to liquidation units, and (ii) 100% of the Partnership’s outstanding warrants for subordinated units from the Warrantholders, which warrants were then canceled by WCC.
The purchase consideration for our GP and control of our GP’s consolidated subsidiaries is estimated at $239.2 million, which included $33.5 million paid in cash, plus the assumption of approximately $194.9 million of liabilities. In the second quarter of 2015 we made an immaterial adjustment to the purchase accounting assumptions. Given, the immaterial nature of the adjustment, previously issued financial statements have not been adjusted.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

A summary of the estimated purchase consideration and a preliminary allocation of the estimated purchase consideration is as follows (in millions):

Estimated purchase consideration
Market value of limited partners' units	$10.8
Cash paid	33.5
Total consideration	$44.3

Estimated fair value of liabilities assumed:
Debt	$160.1
Asset retirement obligations	31.7
Other liabilities	1.1
Warrants	2.0
Total estimated fair value of liabilities assumed	194.9
Total estimated purchase consideration:	$239.2

Preliminary allocation of estimated purchase consideration:
Working capital	$14.7
Land and mineral rights	39.5
Plant and equipment	134.0
Advanced coal royalties	9.2
Restricted investments and bond collateral	10.6
Intangible asset	31.0
Other assets	0.2
Total preliminary allocation of estimated purchase consideration:	$239.2
Kemmerer Drop-down
On June 1, 2015, we entered into a Contribution Agreement (the “Contribution Agreement”) with WCC pursuant to which, upon satisfaction or waiver of the conditions set forth in the Contribution Agreement, WCC would make a contribution (the “Contribution”) to us of all of the outstanding equity interests in Westmoreland Kemmerer, LLC, a Delaware limited liability company (formerly Westmoreland Kemmerer, Inc., or “Kemmerer”) for aggregate consideration of approximately $230 million. Upon closing the Contribution, WMLP would own 100%of the outstanding equity interests in Kemmerer, which owns and operates the Kemmerer Mine in Lincoln County, Wyoming.
We expect to close the Contribution in the third quarter of 2015. However, there can be no assurance that the Contribution will be completed within the anticipated timeframe, or at all, or that the anticipated benefits will be realized.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 3:INVENTORY
Inventory consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	June 30,	December 31,
	2015	2014
Coal	$7,188	$6,590
Fuel inventory	1,583	1,860
Materials and supplies	6,099	5,563
Total	$14,870	$14,013
NOTE 4:RESTRUCTURING CHARGES
Concurrent with the WCC transactions completed in December 2014 (the "WCC Transactions"), a restructuring plan was initiated to streamline operations and eliminate duplicate roles and responsibilities between us and WCC. As of December 31, 2014, we recorded restructuring charges for employee termination benefits of $2.8 million and incurred additional restructuring costs of $0.1 million and $0.7 million for the three and six months ended June 30, 2015.
WCC Transactions restructuring accrual activity is summarized as follows:

	Westmoreland Resource Partners, LP (Successor)
	As of December 31, 2014	Six Months Ended June 30, 2015		As of June 30, 2015
	Liability	Charges	Payments	Liability
Severance and other termination costs	$2,783	$656	$(3,188)	$251
The following table summarizes the total WCC Transactions restructuring charges incurred over the course of the restructuring:

	Westmoreland Resource Partners, LP (Successor)
	Charges
	For the Six Months Ended June 30, 2015	Incurred Through June 30, 2015	Total Expected Restructuring Expenses
Severance and other termination costs	$656	$3,439	$3,439

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 5:OTHER CURRENT ASSETS
Other current assets consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	June 30,	December 31,
	2015	2014
Prepaid Insurance	$1,649	$418
Other	615	899
Total	$2,264	$1,317
NOTE 6:LONG-TERM DEBT
Debt consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	June 30,	December 31,
	2015	2014
First lien debt:
Term loan	$173,174	$175,000
Paid-in-kind interest	2,664	—
Total first lien debt	175,838	175,000
Notes payable	32	35
Total debt	175,870	175,035
Less current portion	(6)	(6)
Long-term debt	$175,864	$175,029
Credit Facilities
On December 31, 2014, we closed on a credit facility under a Financing Agreement (the “2014 Financing Agreement”) with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The 2014 Financing Agreement includes a $175 million term loan, with an option for up to $120 million in additional term loans for acquisitions if requested by us and approved by the issuing lenders. The credit facility under the 2014 Financing Agreement matures in matures in December 2018. The 2014 Financing Agreement contains customary financial and other covenants. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Our initial borrowings under the 2014 Financing Agreement in December 2014 were used to retire our then-existing first and second lien credit facilities and to pay fees and expenses related to the 2014 Financing Agreement, with the remaining amount available as working capital.
As of June 30, 2015, we had a term loan of $175.8 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of June 30, 2015, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Financing Agreement was $1.3 million and $2.7 million for the three and six months ended June 30, 2015, respectively. The outstanding term loan amount represents the principal balance of $173.2 million, plus PIK Interest of 2.7 million.
During the three months ended June 30, 2015, we paid down $1.8 million of the first lien term loan with proceeds from oil and gas royalties received and the granting of a pipeline right-of-way to a third party. The Financing Agreements require mandatory prepayment of principal with proceeds from such events.
As of June 30, 2015, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
Deferred Financing Costs
We capitalized costs that represented fees paid to lenders and advisors and for legal services included in Deferred financing costs, net. Deferred financing costs are amortized over the life of the agreement, included in interest expense, using the effective interest rate method. Amortization of deferred financing costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively and $1.0 million and $1.9 million for the three and six months ended June 30, 2014, respectively.
NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS
The book values of cash, accounts receivable, restricted investment and bond collateral, and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the restricted investment and bond collateral and warrants were determined based upon a market approach and approximates the carrying value at June 30, 2015.
The warrants are fair valued at each balance sheet date using the Black-Scholes model. As of June 30, 2015, the fair value of each warrant was $9.03, based on the following assumptions: spot price of $9.15 per unit, exercise price of $0.12 per unit, term of 3.00 years, volatility of 90.4% and a three-year treasury rate of 1.0%.
The fair value of the restricted investment and bond collateral are Level 1 and warrants are a Level 2 measurement.
NOTE 8:ASSET RETIREMENT OBLIGATIONS
As of June 30, 2015, our asset retirement obligation ("ARO") totaled $32.9 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of June 30, 2015, the aggregate undiscounted cost of our final ARO is $42.8 million.
Changes in the Partnership's asset retirement obligations were as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Asset retirement obligations, January 1,	$31,685	$31,654
Accretion	1,630	1,125
Changes resulting from additional mines	1,541	2,702
Changes due to amount and timing of reclamation	992	149
Payments	(2,962)	(2,345)
Asset retirement obligations, June 30,	32,886	33,285
Less current portion	(11,547)	(9,086)
Asset retirement obligations, less current portion	$21,339	$24,199

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 9:UNIT-BASED COMPENSATION
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Recognition of fair value of restricted common units over the vesting period	$63	$465	$84	$921
A summary of restricted common unit award activity for the six months ended June 30, 2015 is as follows:

	Westmoreland Resource Partners, LP (Successor)
	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
			(in thousands)
Non-vested at December 31, 2014	—	$—
Granted	21,930	11.40
Vested	—	—
Non-vested at June 30, 2015	21,930	$11.40	$167	[1]
1Expected to be recognized over the next 8 months.
NOTE 10:    COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of June 30, 2015, the remaining terms of our long-term contracts range from one to three years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Surety and Performance Bonds
As of June 30, 2015, we had $32.7 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits of $6.9 million. Such cash collateral is included in Restricted investments and bond collateral on our consolidated balance sheets and Change in restricted investments and bond collateral within investing activities on our consolidated statements of cash flow. Additionally, we had road bonds totaling $0.5 million and performance bonds totaling $2.9 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Legal
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We accrue for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.6 million to resolve various claims as of June 30, 2015, of which $0.1 million, net, was accrued during 2015.
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
NOTE 11:EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Limited partner units
Average units outstanding basic and diluted[1,2]	5,878,187	2,062,834	5,878,187	2,058,912
Net loss allocated to limited partners basic and diluted[2]	$(6,354)	$(2,848)	$(16,597)	$(12,862)
Net loss per limited partner unit basic and diluted[2]	$(1.08)	$(1.32)	$(2.82)	$(6.24)

General partner units
Average units outstanding basic and diluted	35,291	35,291	35,291	35,291
Net loss allocated to general partners basic and diluted[2]	$(38)	$(49)	$(100)	$(221)
Net loss per general partner unit basic and diluted	$(1.08)	$(1.32)	$(2.82)	$(6.24)

Distribution paid per limited partner unit	$0.20	$—	$0.20	$—
Distribution paid per general partner unit	$0.20	$—	$0.20	$—
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three and six months ended June 30, 2015 and 2014, respectively..
NOTE 12:RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP, which agreement was amended in February 2015. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Agreement, the Partnership engaged the GP to continue providing administrative, engineering, operating and other services to the Partnership. Administrative services include without limitation legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

resources, credit, payroll, internal audit and tax. The Partnership pays the GP a fixed annual fee of $500,000 for certain administrative services, and reimburses the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2015, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and six months ended June 30, 2015, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $0.8 million and $0.6 million were included in accounts payable as of June 30, 2015 and December 31, 2014, respectively.
Additionally, in December 2014 we entered into a coal mining lease, with a subsidiary of WCC, to mine fee simple interest coal reserves we control at WCC’s Kemmerer Mine in Lincoln County, Wyoming. Under this lease, we earn a per ton royalty as these coal reserves are mined. For the three and six months ended June 30, 2015, we recognized $1.6 million and $3.4 million, respectively, in coal royalty revenue, of which $1.6 million was included in Receivables - trade at June 30, 2015.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $6.5 million and $18.7 million in coal revenues and less than $0.1 million and $2.4 million in non-coal revenues for the three and six months ended June 30, 2015, respectively. As of June 30, 2015 revenues totaling $2.9 million were included in Receivables - trade.
NOTE 13:SEGMENT INFORMATION
We operate in one business segment. We operated surface coal mines in the Illinois Basin through December 2013, and we operate surface coal mines in Northern Appalachia and sell high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and northeastern United States. Our operating and executive management makes its decisions based on consolidated reports. Three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining and WKFCH in exchange for a per ton royalty rate.
NOTE 14:SUBSEQUENT EVENTS
Cash Distribution
On July 17, 2015, our GP declared a cash distribution for all of our unitholders and warrant holders of $0.20 per unit for the second quarter ended June 30, 2015.  The distribution will be paid on August 14, 2015 to all unitholders and warrant holders of record as of the close of business on August 7, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our 2014 Form 10-K and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement About Forward-Looking Statements.”
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

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel, explosives and tires;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	The inability to renew our mineral leases or material changes in lease royalties;

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

•
Our potential need to recognize additional impairment and/or restructuring expenses associated with our operations, as well as any changes to previously identified impairment or restructuring expense estimates, including additional impairment and restructuring expenses associated with our Illinois Basin operations; and

•
Other factors that are described in “Risk Factors” in this report and under the heading “Risk Factors” found in our other reports filed with the SEC, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

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
Overview
Significant relationships referenced in this management’s discussion and analysis of financial condition and results of operations include the following:

•	References to “we,” “us,” “our” or the “Partnership” mean the business and operations of Westmoreland Resource Partners, LP as well as its consolidated subsidiaries.

•	References to “GP” mean Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.

•
References to “WCC” mean Westmoreland Coal Company, which owns 100% of Westmoreland Resources GP, LLC, approximately 78% of the common units of Westmoreland Resource Partners, LP on a fully diluted basis and, indirectly, all of the incentive distribution rights in Westmoreland Resource Partners, LP.

We are a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and we are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of the Midwest and northeastern United States. Additionally, we hold a fee simple interest in coal reserves in Lincoln County, Wyoming, for which we have entered into a coal mining lease with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined.
We operate in a single business segment and have four operating subsidiaries, Oxford Mining, Oxford Mining Kentucky, WKFCH and Harrison Resources. Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine. Our WKFCH and Harrison Resources operating subsidiaries own and hold coal reserves. WKFCH’s coal reserves are leased to WCC in exchange for a per ton coal royalty. Harrison Resources' coal reserves are surface mined and marketed by Oxford Mining. Oxford Mining Kentucky is an inactive operating subsidiary holding coal reserves in the Illinois Basin for which surface mining operation ceased in December 2013.
Results of Operations
Items that Affect Comparability of Our Results
As of December 31, 2014, WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us, in accordance with ASC 805. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected our operating results in the Predecessor period of January 1 - December 31, 2014 along with a brief discussion of Successor activity for the last minutes of the day on December 31, 2014 through June 30, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

For the three and six months ended June 30, 2015 and 2014, our consolidated results include items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Restructuring expense	$103	$—	$656	$75
Kemmerer acquisition related costs	1,128	—	1,128	—
WCC push-down acquisition related costs[1]	—	—	1,400	—
Impact	$1,231	$—	$3,184	$75
1 Includes acquisition and transition costs included in cost of coal revenue related to the sale of inventory written up to fair value.
Restructuring Expense
Restructuring expense increased $0.1 million and $0.6 million to $0.1 million and $0.7 million, respectively for the three and six months ended June 30, 2015, compared the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015 we incurred $0.1 million and $0.7 million, respectively, in severance payments related to the closing of the corporate offices in Columbus, Ohio and the elimination of other nonessential roles. The six months ended June 30, 2014 included $0.1 million in various immaterial costs associated with the restructuring related to our Illinois Basin operations.
Kemmerer acquisition related costs
On June 1, 2015, we entered into the Contribution Agreement with WCC pursuant to which, upon satisfaction or waiver of the conditions set forth in the Contribution Agreement, WCC would make the Contribution to us of all of the outstanding equity interests in Kemmerer for aggregate consideration of approximately $230 million. Upon closing the Contribution, WMLP would own 100% of the outstanding equity interests in Kemmerer, which owns and operates the Kemmerer Mine in Lincoln County, Wyoming.
We expect to close the Contribution in the third quarter of 2015. However, there can be no assurance that the Contribution will be completed within the anticipated time frame, or at all, or that the anticipated benefits will be realized.
For the three and six months ended June 30, 2015 we have incurred and expensed $1.1 million in acquisition related costs for various legal and investment banking expenses, which were included in Selling and administrative in the consolidated statement of operations.
Acquisition Related Costs
As part of the acquisition method of accounting, coal inventory was accounted for at its estimated fair value on December 31, 2014, increasing the coal inventory by $1.4 million. During the six months ended June 30, 2015, the inventory held at December 31, 2014 was sold and we recognized a $1.4 million non-cash charge to cost of coal revenues related to the acquisition method of accounting adjustment.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

The Three Months Ended June 30, 2015 (Successor) Compared to the Three Months Ended June 30, 2014 (Predecessor)
Summary

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Total Revenues	$59,515	$82,001	$(22,486)	(27.4)%
Net loss	(6,392)	(3,358)	(3,034)	(90.4)%
Adjusted EBITDA[1]	10,238	12,960	(2,722)	(21.0)%
Distributable Cash Flow[2]	2,512	3,833	(1,321)	(34.5)%
Tons sold - millions of equivalent tons	1.1	1.5	(0.4)	(26.7)%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
2Distributable cash flow a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
We reported total revenues of $59.5 million for the three months ended June 30, 2015 compared to $82.0 million for the three months ended June 30, 2014. The decrease of $22.5 million was principally due to decreased sales and production volumes, which declined to 1.1 million tons sold and produced in the three months ended June 30, 2015, compared to 1.5 million tons sold and produced in the three months ended June 30, 2014. The decrease in tons sold and produced resulted from a decrease in market demand. We reported net loss of $6.4 million for the three months ended June 30, 2015, compared to $3.4 million for the three months ended June 30, 2014. Additionally we reported Adjusted EBITDA of $10.2 million for the three months ended June 30, 2015, compared to $13.0 million for the three months ended June 30, 2014. The average coal sales price per ton sold increased by $0.74 to $53.23 per ton sold in the three months ended June 30, 2015, compared to $52.49 per ton sold in the three months ended June 30, 2014.
Total Revenues

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Revenues:
Coal revenues	$55,036	$79,586	$(24,550)	(30.8)%
Royalty revenues	1,651	85	1,566	1,842.4%
Non-coal revenues	2,828	2,330	498	21.4%
Total Revenues	$59,515	$82,001	$(22,486)	(27.4)%
Coal sales revenue was $55.0 million for the three months ended June 30, 2015, a decrease of $24.6 million, or 30.8%, from $79.6 million for the three months ended June 30, 2014. The decrease was primarily attributable to a 31.8% reduction in tons sold due to a decrease in demand in the amount of $25.3 million, partially offset by a $0.74 per ton, or an aggregate $0.8 million, increase in the average sale price per ton for the three months ended June 30, 2015.
For the three months ended June 30, 2015, we generated $1.7 million in royalty revenues from the receipt of $1.6 million in coal royalty revenues and $0.1 million in oil and gas royalty revenues. In December 2014, pursuant to a contribution agreement, WCC contributed to us 100% of the membership interests in WKFCH. WKFCH holds fee simple interests in 30.4 million tons of coal reserves and related surface lands at WCC’s Kemmerer Mine in Lincoln County, Wyoming. In connection with this contribution, WKFCH entered into a coal mining lease with respect to these coal reserves with a subsidiary of WCC pursuant to which WKFCH earns a per ton royalty as these coal reserves are mined. For the three months ended June 30, 2015 we earned $1.6 million in coal royalty revenues for coal mined by WCC during the period. For the three months ended June 30, 2014 we generated $0.1 million in royalty revenues,which comprised solely oil and gas royalty revenues.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Non-coal revenues, primarily from clay and limestone sales, and other miscellaneous revenue, were $2.8 million for the three months ended June 30, 2015, an increase of $0.5 million from $2.3 million for the three months ended June 30, 2014. Other miscellaneous revenue increased by $1.5 million to $2.0 million for the three months ended June 30, 2015 from $0.5 million in the prior year, due primarily to generating $1.8 million in lost coal fees for granting a pipeline right-of-way to a third party in June 2015. The $1.5 million increase in miscellaneous revenue was offset in part by a $1.0 million decrease in clay and limestone sales to $0.9 million for the three months ended June 30, 2015, from $1.9 million for the three months ended June 30, 2014.
Cost of Coal Revenues

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Cost of coal revenues (excluding depreciation, depletion and amortization)	$46,866	$67,295	$(20,429)	(30.4)%
Cost of coal revenues (excluding DD&A) decreased $20.4 million to $46.9 million for the three months ended June 30, 2015 from $67.3 million for the three months ended June 30, 2014, primarily due to decreased coal sales and production volumes. On a per ton basis, cost of coal revenues increased 2.1% to $45.32 per ton sold for the three months ended June 30, 2015 from $44.38 per ton sold for the three months ended June 30, 2014, primarily due to various factors, the most significant of which are discussed below:

•
Labor and benefit expenses per ton sold increased 22.9% to $9.73 per ton for the three months ended June 30, 2015 from $7.92 per ton for the three months ended June 30, 2014. This increase of $1.81 per ton was attributed to a $1.32 per ton increase in wages and a $0.49 per ton increase in employee benefits. The $1.32 per ton increase in wages is primarily the result of raises implemented in mid-2014 in response to competition in the labor market from the growing oil and gas drilling business in southeastern Ohio. The $0.49 per ton increase in employee benefits is primarily the result of higher health insurance cost per employee.

•
Equipment repair and maintenance expense per ton sold increased $0.61 per ton to $4.28 per ton for the three months ended June 30, 2015 from $3.67 per ton for the three months ended June 30, 2014. This increase of $0.61 per ton is the result of incurring equipment maintenance costs during the three months ended June 30, 2015, deferred from fiscal 2014, combined with a 31.8% decrease in tons sold for the three months ended June 30, 2015, compared with the three months ended June 30, 2014.

•
Contract labor expenses per ton sold decreased $1.73 per ton to $0.39 per ton for the three months ended June 30, 2015 from $2.12 per ton for the three months ended June 30, 2014. The decrease of $1.73 per ton was attributed to the 31.8% decrease in tons sold for the three months ended June 30, 2015, compared with the three months ended June 30, 2014.

•
Transportation expense per ton sold decreased $0.39 per ton to $7.46 per ton for the three months ended June 30, 2015 from $7.85 per ton for the three months ended June 30, 2014. The decrease of $0.39 per ton was attributed to increased efficiency in managing our haul routes.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Depreciation, Depletion and Amortization

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Depreciation, depletion and amortization	$9,563	$10,072	$(509)	(5.1)%
Depreciation, depletion and amortization expense decreased to $9.6 million for the three months ended June 30, 2015 from $10.1 million for the three months ended June 30, 2014. The decrease of $0.5 million was primarily attributable to lower production volumes and the decrease in land and mineral rights asset values resulting from the use of the acquisition method of accounting for WCC’s acquisition of 100% of the equity of our GP on December 31, 2014.
Selling and Administrative

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Selling and administrative	$3,065	$3,270	$(205)	(6.3)%
Selling and administrative expenses for the three months ended June 30, 2015, decreased $0.2 million to $3.1 million compared to $3.3 million for the three months ended June 30, 2014. The decrease of $0.2 million was primarily due to cost savings from the restructuring efforts put in place to streamline operations and eliminate duplicated roles in connection with WCC's acquisition of our GP on December 31, 2014, offset in part by $1.1 million in Kemmerer acquisition costs incurred three months ended June 30, 2015.
Loss (gain) on sale/disposal of assets

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Loss (gain) on sale/disposal of assets	$651	$(763)	$1,414	(185.3)%
The loss on sale/disposal of assets of $0.7 million for the three months ended June 30, 2015 and the gain on sale/disposal of assets of $0.8 million for the three months ended June 30, 2014, resulted from the disposal of equipment in the normal course of business.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Less net loss attributable to noncontrolling interest	$—	$461	$(461)	(100.0)%
Effective October 1, 2014, Oxford Mining entered into a membership interest redemption agreement with Harrison Resources and CONSOL of Ohio LLC (“CONSOL”) under which Harrison Resources redeemed all of CONSOL’s interest in

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Harrison Resources. Harrison Resources had been a joint venture owned 51% by Oxford Mining and 49% by CONSOL, and as a result of the redemption Oxford Mining owns 100% of Harrison Resources.
Net income attributable to noncontrolling interest of $0.5 million for the three months ended June 30, 2014, relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL.
The Six Months Ended June 30, 2015 (Successor) Compared to the Six Months Ended June 30, 2014 (Predecessor)
Summary

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Total Revenues	$127,082	$160,005	$(32,923)	(20.6)%
Net loss	(16,697)	(13,925)	(2,772)	(19.9)%
Adjusted EBITDA[1]	19,791	22,201	(2,410)	(10.9)%
Distributable Cash Flow[2]	5,706	5,683	23	0.4%
Tons sold - millions of equivalent tons	2.2	3.0	(0.8)	(10.9)%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
2Distributable cash flow a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
We reported total revenues of $127.1 million for the six months ended June 30, 2015, compared to $160.0 million for the six months ended June 30, 2014. The decrease of $32.9 million was principally due to decreased sales and production volumes, which declined to 2.2 million tons sold and produced in the six months ended June 30, 2015, compared to 3.0 million tons sold and produced in the six months ended June 30, 2014. The decrease in tons sold and produced resulted from a decrease in market demand. We reported net loss of $16.7 million for the six months ended June 30, 2015, compared to $13.9 million for the six months ended June 30, 2014. Additionally we reported Adjusted EBITDA of $19.8 million for the six months ended June 30, 2015, compared to $22.2 million for the six months ended June 30, 2014. The average coal sales price per ton sold increased $0.74 per ton sold to $53.65 per ton sold in the six months ended June 30, 2015, compared to $52.91 per ton sold in the six months ended June 30, 2014.
Total Revenues

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Revenues:
Coal revenues	$116,786	$156,356	$(39,570)	(25.3)%
Royalty revenues	3,521	184	3,337	1,813.6%
Non-coal revenues	6,775	3,465	3,310	95.5%
Total Revenues	$127,082	$160,005	$(32,923)	(20.6)%
Coal sales revenue was $116.8 million for the six months ended June 30, 2015, a decrease of $39.6 million, or 25.3%, from $156.4 million for the six months ended June 30, 2014. The decrease was primarily attributable to a 26.3% reduction in tons sold, due to a decrease in demand, in the amount of $41.2 million, partially offset by a $0.74 per ton, or an aggregate $1.6 million, increase in the average sale price per ton for the six months ended June 30, 2015.
For the six months ended June 30, 2015, we generated $3.5 million in royalty revenues from the receipt of $3.4 million in coal royalty revenues and $0.1 million in oil and gas royalty revenues. In December 2014, pursuant to a contribution agreement, WCC contributed to us 100% of the membership interests in WKFCH. WKFCH holds fee simple interests in 30.4

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

million tons of coal reserves and related surface lands at WCC’s Kemmerer Mine in Lincoln County, Wyoming. In connection with this contribution, WKFCH entered into a coal mining lease with respect to these coal reserves with a subsidiary of WCC pursuant to which we earn a per ton royalty as these coal reserves are mined. For the six months ended June 30, 2015 we earned $3.4 million in coal royalty revenues for coal mined by WCC during the period. For the six months ended June 30, 2014 we generated $0.2 million in royalty revenues which comprised solely oil and gas royalty revenues.
Non-coal revenues, primarily from clay and limestone sales, and other miscellaneous revenue were $6.8 million for the six months ended June 30, 2015, an increase of $3.3 million, from $3.5 million for the six months ended June 30, 2014. Other miscellaneous revenue increased by $4.5 million to $5.3 million for the six months ended June 30, 2015 from $0.8 million in the prior year, primarily due to generating $2.4 million in coal handling and transportation services revenue performed on behalf of a subsidiary of WCC, $1.8 million in lost coal fees for granting a pipeline right-of-way to a third party in June 2015 and $0.7 million in one-time coal handling and transportation services revenue performed on behalf of a customer. The $4.5 million increase in miscellaneous revenue was offset in part by a $1.2 million decrease in clay and limestone sales to $1.5 million for the six months ended June 30, 2015 from $2.7 million for the six months ended June 30, 2014.
Cost of Coal Revenues

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Cost of coal revenues (excluding depreciation, depletion and amortization)	$101,517	$133,021	$(31,504)	(23.7)%
Cost of coal revenues (excluding DD&A) decreased $31.5 million to $101.5 million for the six months ended June 30, 2015, from $133.0 million for the six months ended June 30, 2014, primarily due to decreased coal sales and production volumes. On a per ton basis, cost of coal revenues increased 3.6% to $46.63 per ton sold for the six months ended June 30, 2015 from $45.02 per ton sold for the six months ended June 30, 2014, primarily due to various factors, the most significant of which are discussed below:

•
Labor and benefit expenses per ton sold increased 14.7% to $9.68 per ton for the six months ended June 30, 2015, from $8.44 per ton for the six months ended June 30, 2014. This increase of $1.24 per ton was attributed to a $0.85 per ton increase in wages and a $0.39 per ton increase in employee benefits. The $0.85 per ton increase in wages is primarily the result of raises implemented in mid-2014 in response to competition in the labor market from the growing oil and gas drilling business in southeastern Ohio. The $0.39 per ton increase in employee benefits is primarily the result of higher health insurance cost per employee.

•
Equipment repair and maintenance expense per ton sold increased $0.79 per ton to $4.32 per ton for the six months ended June 30, 2015 from $3.53 per ton for the six months ended June 30, 2014. This increase of $0.79 per ton is the result of incurring equipment maintenance costs during the six months ended June 30, 2015, deferred from fiscal 2014, combined with a 26.3% decrease in tons sold for the six months ended June 30, 2015, compared with the six months ended June 30, 2014.

•
Contract labor expenses per ton sold decreased $1.21 per ton to $0.68 per ton for the six months ended June 30, 2015, from $1.89 per ton for the six months ended June 30, 2014. The decrease of $1.21 per ton was attributed to the 26.3% decrease in tons sold for the six months ended June 30, 2015, compared with the six months ended June 30, 2014.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Depreciation, Depletion and Amortization

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Depreciation, depletion and amortization	$19,743	$21,296	$(1,553)	(7.3)%
Depreciation, depletion and amortization expense decreased to $19.7 million for the six months ended June 30, 2015 from $21.3 million for the six months ended June 30, 2014. The decrease of $1.6 million was primarily attributable to lower production volumes and the decrease in land and mineral rights asset values resulting from the use of the acquisition method of accounting for WCC’s acquisition of 100% of the equity of our GP on December 31, 2014.
Selling and Administrative

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Selling and administrative	$5,613	$6,926	$(1,313)	(19.0)%
Selling and administrative expenses for the six months ended June 30, 2015 decreased $1.3 million to $5.6 million compared to $6.9 million for the six months ended June 30, 2014. The decrease of $1.3 million was primarily due to cost savings from the restructuring efforts put in place to stream line operations and eliminate duplicated roles in connection with WCC's acquisition of our GP, offset in part by $1.1 million in Kemmerer acquisition costs incurred six months ended June 30, 2015
Loss (gain) on sale/disposal of assets

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Loss (gain) on sale/disposal of assets	$1,685	$(559)	$2,244	(401.4)%
The loss on sale/disposal of assets of $1.7 million for the six months ended June 30, 2015, and the gain on sale/disposal of assets of $0.6 million for the six months ended June 30, 2014, resulted from the disposal of equipment in the normal course of business.
Net Income Attributable to Noncontrolling Interest

	Six Months Ended June 30,
			Increase (Decrease)
	2015	2014	$	%
	(in thousands)
	(Successor)	(Predecessor)
Less net loss attributable to noncontrolling interest	$—	$842	$(842)	(100.0)%

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Net income attributable to noncontrolling interest of $0.8 million for the six months ended June 30, 2014 relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL.
Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance, and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
Neither EBITDA nor Adjusted EBITDA is a measure calculated in accordance with GAAP. The items excluded from EBITDA and Adjusted EBITDA are significant in assessing our operating results. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures or future requirements for capital and major maintenance expenditures or contractual commitments;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
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
Distributable Cash Flow
Distributable Cash Flow represents Adjusted EBITDA less cash interest expense (net of interest income), reserve replacement expenditures, maintenance capital expenditures, cash reclamation expenditures and noncontrolling interest. Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement, and for plant, equipment and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

The tables below show how we calculated EBITDA, Adjusted EBITDA and Distributable Cash Flow and reconcile Distributable Cash Flow to net loss, the most directly comparable GAAP financial measure.
Reconciliation of Net Loss to Distributable Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(6,392)	$(3,358)	$(16,697)	$(13,925)
Interest expense, net of interest income	5,872	7,001	11,652	13,870
Depreciation, depletion and amortization	9,563	10,072	19,743	21,296
Accretion of ARO	826	560	1,630	1,125
EBITDA	9,869	14,275	16,328	22,366
Restructuring and impairment charges	103	—	656	75
Change in fair value of warrants	(448)	(1,885)	(477)	(1,470)
Acquisition related costs[1]	—	—	1,400	—
Loss on sale/disposal of assets	651	(763)	1,685	(559)
Unit-based compensation	63	465	84	921
Other non-recurring costs	—	868	115	868
Adjusted EBITDA	10,238	12,960	19,791	22,201
Noncontrolling interest's Adjusted EBITDA	—	(53)	—	(147)
Cash interest expense, net of interest income	(4,123)	(4,101)	(8,170)	(8,161)
Other maintenance capital expenditures	(1,598)	(3,242)	(2,952)	(5,864)
Reclamation and mine closure costs	(2,005)	(1,731)	(2,963)	(2,346)
Distributable Cash Flow	$2,512	$3,833	$5,706	$5,683
1 Includes acquisition and transition costs included in cost of coal revenue related to the sale of inventory written up to fair value.
Liquidity and Capital Resources
Liquidity
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs are cash generated by our operations and borrowings under the 2014 Financing Agreement.
Our ability to satisfy our working capital requirements, meet debt service obligations and fund planned capital expenditures substantially depends upon our future operating performance, which may be affected by prevailing economic conditions in the coal industry. To the extent our future operating cash flow or access to financing sources and the costs thereof are materially different than expected, our future liquidity may be adversely affected.
As of June 30, 2015, our available liquidity was $12.8 million, which consisted entirely of cash on hand.
Please read "— Capital Expenditures" for a further discussion of the impact on liquidity.
Debt Obligations
On December 31, 2014, we entered into the 2014 Financing Agreement with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The 2014 Financing Agreement includes a $175 million term loan, with an option for up to $120 million in additional term loans for acquisitions if requested by us and approved by the

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

issuing lenders. The 2014 Financing Agreement matures in December 2018 and contains customary financial and other covenants. It also permits distributions to our unitholders under specified circumstances. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Our initial borrowings under the 2014 Financing Agreement in December 2014 were used to retire our then-existing first and second lien credit facilities and to pay fees and expenses related the 2014 Financing Agreement, with the remaining amount available as working capital.
As of June 30, 2015 the outstanding balance on our 2014 Financing Agreement was $175.8 million. This amount represents the principal balance of $173.2 million, plus PIK Interest of $2.7 million. As of June 30, 2015, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
	(Successor)	(Predecessor)
Net cash provided by (used in):
Operating activities	$13,925	$5,641
Investing activities	(4,050)	(1,759)
Financing activities	(3,030)	(3,438)
Net cash provided by operating activities was $13.9 million for the six months ended June 30, 2015 compared to $5.6 million of net cash provided by operating activities for the six months ended June 30, 2014, an increase of $8.3 million. We experienced a net loss for the six months ended June 30, 2015 of $16.7 million, an increase of $2.8 million, compared to a net loss for the six months ended June 30, 2014 of $13.9 million. The increase in the net loss was primarily attributable in part to a $2.2 million increase in loss on sale/disposal of assets. This difference, combined with $11.4 million in cash provided by change in working capital, was the primary driver of the increase in net cash provided by operating activities for the six months ended June 30, 2014. The $11.4 million change in working capital consisted of favorable changes of $10.7 million in accounts receivable, $2.3 million of accounts payable and accrued expenses and $1.4 million in accrued compensation, offset impart by a $2.3 million unfavorable change in other assets and liabilities.
Net cash used in investing activities was $4.1 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014, an increase of approximately $2.3 million. The increase was attributable to an increase of $0.6 million in cash used for capital expenditures and a decrease of $3.5 million in cash provided from proceeds from the sale of assets, offset in part by a $1.8 million increase in cash provided by the change in restricted investments and bond collateral.
Net cash used in financing activities was $3.0 million for the six months ended June 30, 2015, down $0.4 million from net cash used in financing activities of $3.4 million for the six months ended June 30, 2014. The $3.0 million of cash flows used in financing activities for the six months ended June 30, 2015, consisted of $1.8 million in repayment of long-term debt and $1.2 million in distributions to unitholders.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Capital Expenditures
Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the 2014 Financing Agreement, and proceeds from asset sales.
The following table summarizes our capital expenditures by type for the three months ended June 30, 2015, and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Coal reserves	$—	$2	$—	$5
Mine development	405	429	680	618
Equipment and components	1,193	2,811	2,488	5,241
Total	$1,598	$3,242	$3,168	$5,864
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
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety, performance and road bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effect on our financial condition, results of operations or cash flows to result from these arrangements.
Federal and state laws require us to secure certain long-term obligations, such as ARO, and contractual performance. Historically, we secured these obligations with surety bonds supported by letters of credit. Subsequent to our 2014 refinancing, we have supported our surety bonds with cash deposits.
As of June 30, 2015, we had $32.7 million of surety bonds outstanding to secure certain reclamation obligations. Additionally, as of June 30, 2015, we had $6.9 million of cash deposits in support of these bonds. Further, as of June 30, 2015, we had $0.5 million of road bonds and $2.9 million of performance bonds outstanding that required no security. We believe these bonds and letters of credit will expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial condition, results of operations or cash flows therefrom.
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are also exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. Additionally, we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts that provide for a change in the price per coal ton sold in the event of changes in diesel fuel pricing. As of June 30, 2015, we had such price protection with respect to 93.4% of our expected diesel fuel purchases for the remainder of 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 4.Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	July 28, 2015	By:	/s/ KEVIN A. PAPRZYCKI
Kevin A. Paprzycki
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	July 28, 2015	By:	/s/ MICHAEL J. MEYER
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

31.1*
Certification of Keith E. Alessi, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Kevin A. Paprzycki, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Certification of Keith E. Alessi, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, and Kevin A. Paprzycki, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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