Form 10-Q
period 2015-09-30
Westmoreland Resource Partners, LP
filed 2015-11-04
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
YES ☐NO ☒

As of October 29, 2015, 5,711,630 common units representing limited partner interest in our Partnership (the "common units") were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

PART I. FINANCIAL INFORMATION
WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)
(Unaudited)

	Westmoreland Resource Partners, LP
	(Successor)
	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash	$11,579	$6,004
Receivables:
Trade	33,030	40,282
Other	1,530	215
	34,560	40,497
Inventory	24,409	24,485
Deferred income taxes	—	903
Other current assets	3,285	3,673
Total current assets	73,833	75,562
Property, plant and equipment:
Land and mineral rights	98,690	93,016
Plant and equipment	261,392	249,884
	360,082	342,900
Less accumulated depreciation, depletion and amortization	(78,021)	(34,773)
Net property, plant and equipment	282,061	308,127
Advanced coal royalties	9,715	9,153
Restricted investments and bond collateral	35,897	35,903
Intangible assets, net of accumulated amortization of $1.6 million and $0 in September 30, 2015 and December 31, 2014, respectively	29,450	31,000
Deferred income taxes	—	15,477
Deferred financing costs, net	8,706	6,993
Total assets	$439,662	$482,215

See accompanying notes to condensed consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	As of September 30, 2015	As of December 31, 2014
Liabilities and partners' capital
Current liabilities:
Current installments of long-term debt	$2,587	$2,316
Accounts payable and accrued expenses:
Trade	26,531	30,192
Deferred revenue	—	2,513
Production taxes	19,188	18,190
Accrued compensation	1,120	1,531
Postretirement medical benefits	—	436
Asset retirement obligations	11,170	10,441
Other current liabilities	2,980	4,007
Total current liabilities	63,576	69,626
Long-term debt, less current installments	305,602	184,350
Postretirement medical benefits, less current portion	—	60,245
Pension obligation	—	17,762
Asset retirement obligations, less current portion	41,496	40,104
Warrants	1,196	1,981
Other liabilities	1,230	160
Total liabilities	413,100	374,228
Partners' capital (deficit):
Common Units (5,711,630 and 5,505,087 Common Units outstanding as of September 30, 2015 and December 31, 2014, respectively)	(1,367)	39,549
Series A Convertible Units (15,251,989 and zero units outstanding as of September 30, 2015 and December 31, 2014, respectively)	(6,040)	—
General partner (35,291 units outstanding as of September 30, 2015 and December 31, 2014, respectively)	34,060	33,472
Net investment	—	34,966
Comprehensive income (loss)	(91)	—
Total partners’ capital	26,562	107,987
Total liabilities and partners’ capital	$439,662	$482,215

See accompanying notes to the condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues:
Coal revenues	$93,000	$73,112	$288,827	$229,468
Non-coal revenues	1,327	21,395	8,178	25,044
Total Revenues	94,327	94,507	297,005	254,512
Costs and expenses:
Cost of coal revenues (excluding depreciation, depletion and amortization)	77,625	64,892	238,671	197,913
Cost of non-coal revenues	234	542	3,624	1,313
Depreciation, depletion and amortization	15,471	9,236	44,281	30,532
Selling and administrative	4,039	3,604	12,885	10,530
Loss (gain) on sale/disposal of assets	1,334	—	3,035	(559)
Restructuring charges	—	—	656	75
Total cost and expenses	98,703	78,274	303,152	239,804
Operating (loss) income	(4,376)	16,233	(6,147)	14,708
Other (expense) income:
Interest expense	(8,731)	(7,026)	(20,674)	(20,899)
Interest income	187	1	707	4
Other income	2	—	224	—
Change in fair value of warrants	308	151	785	1,621
Total other expenses	(8,234)	(6,874)	(18,958)	(19,274)
(Loss) income before income taxes	(12,610)	9,359	(25,105)	(4,566)
Income tax expense	(112)	—	(157)	—
Net (loss) income	(12,722)	9,359	(25,262)	(4,566)
Less net income attributable to noncontrolling interest	—	428	—	1,270
Net (loss) income attributable to unitholders	(12,722)	9,787	(25,262)	(3,296)
Less net income (loss) allocated to general partner	135	193	4,189	(66)
Net (loss) income allocated to limited partners	$(12,857)	$9,594	$(29,451)	$(3,230)

Net (loss) income per common limited partner unit:
Basic	$(1.30)	$4.68	$(4.12)	$(1.56)
Diluted	$(1.30)	$4.68	$(4.12)	$(1.56)

Weighted average number of common limited partner units outstanding:
Basic	5,878,187	2,066,556	5,878,187	2,059,808
Diluted	5,878,187	2,066,556	5,878,187	2,059,808

Distribution paid per common limited partner unit	$0.20	$—	$0.40	$—
Distribution paid per Series A convertible common unit	$—	$—	$—	$—
Distribution paid per general partner unit	$0.20	$—	$0.40	$—

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net loss	$(12,722)	$9,359	$(25,262)	$(4,566)
Other comprehensive income (loss)
Adjustments to and amortization of accumulated actuarial gain and losses, pension and postretirement medical benefits	—	—	—	—
Unrealized and realized gains and losses on available-for-sale securities	(251)	—	(751)	—
Transferred to WCC	160	—	660	—
Other comprehensive income (loss)	(91)	—	(91)	—
Comprehensive (loss) income attributable to the Partnership	$(12,813)	$9,359	$(25,353)	$(4,566)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(in thousands, except for unit data)

	Limited Partners												Total Partners' Capital (Deficit)
	Common		Series A Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Loss	Net Investment
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital	Units	Capital (Deficit)	Units	Capital
Successor
Balance at December 31, 2014	5,505,087	$39,549	—	$—	856,698	$—	6,361,785	$39,549	35,291	$33,472	$—	$34,966	$107,987
Net (loss) income
Attributable to predecessor WKL	—	—	—	—	—	—	—	—	—	—	—	4,335	4,335
Attributable to partners	—	(23,411)	—	(6,040)	—	—	—	(29,451)	—	(146)	—	—	(29,597)
Transaction with Parent/affiliate	—	—	—	—	—	—	—	—	—	843	—	(5,708)	(4,865)
Net transfers to WCC	—	—	—	—	—	—	—	—	—	—	—	66,134	66,134
Equity-based compensation	—	146	—	—	—	—	—	146	—	—	—	232	378
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(91)	(352)	(443)
Acquisition of WKL	—	98,995	—	—	—	—	—	98,995	—	612	—	(99,607)	—
Cash paid in the acquisition of WKL	—	(114,294)	—	—	—	—	—	(114,294)	—	(706)	—	—	(115,000)
Series A convertible units issued in the acquisition of WKL	—	—	15,251,989	—	—	—	15,251,989	—	—	—	—	—	—
Common unit distribution	206,543	—	—	—	—	—	206,543	—	—	—	—	—	—
Cash distribution to unitholders	—	(2,352)	—	—	—	—	—	(2,352)	—	(15)	—	—	(2,367)
Balance at September 30, 2015	5,711,630	$(1,367)	15,251,989	$(6,040)	856,698	$—	21,820,317	$(7,407)	35,291	$34,060	$(91)	$—	$26,562

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(25,262)	$(4,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	44,281	30,532
Accretion of asset retirement obligations	3,795	1,725
Restructuring charges	656	75
Equity-based compensation	378	1,383
Loss (gain) on sale/disposal of assets	3,035	(559)
Gain on sales of investment securities	(138)	—
Non-cash interest expense	4,617	5,770
Amortization of deferred financing costs	1,483	3,010
Other	(785)	(1,621)
Changes in operating assets and liabilities:
Receivables, net	5,937	674
Inventories	76	(1,756)
Accounts payable and accrued expenses	(7,198)	(1,687)
Deferred revenue	(2,513)	—
Accrued compensation	(411)	(1,110)
Asset retirement obligations	(4,584)	(3,376)
Accrual for postretirement medical benefit	2,771	—
Pension obligation	(219)	—
Other assets and liabilities	2,470	1,107
Net cash provided by operating activities	28,389	29,601
Cash flows from investing activities:
Additions to property, plant, equipment and other	(14,881)	(10,412)
Change in restricted investments and bond collateral	(9,381)	1,892
Net proceeds from sales of assets	308	3,751
Net proceeds from the sale of investments	9,862	—
Cost of acquisition	(115,000)	—
Net cash used in investing activities	(129,092)	(4,769)
Cash flows from financing activities:
Borrowings from long-term debt	120,937	—
Repayments of long-term debt	(9,096)	(18,626)
Borrowings on revolving lines of credit	—	17,500
Repayment on revolving lines of credit	—	(19,000)
Debt issuance costs and other refinancing costs	(3,196)	(341)
Cash distributions to unitholders	(2,367)	—
Net cash provided (used in) by financing activities	106,278	(20,467)
Net increase in cash	5,575	4,365
Cash, beginning of the period	6,004	3,089
Cash, end of the period	$11,579	$7,454

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,710	$12,304
Non-cash transactions:
Property, plant and equipment acquired with debt	5,065	35
Asset retirement obligations capitalized in mine development	3,778	4,216
Fair value of Series A Units in excess of net assets received	115,000	—
 See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 1:BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Westmoreland Resources Partners, LP, or the Partnership, and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require use of management's estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
Westmoreland Coal Company's ("WCC") cost of acquiring our General Partner, Westmoreland Resources GP, LLC, ("GP") has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014, in accordance with ASC 805. Accordingly, where applicable, certain of the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
WCC’s Contribution of Westmoreland Kemmerer, LLC
On August 1, 2015, WCC, who owns and controls the GP, contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC ("WKL") to the Partnership in exchange for $230 million in aggregate consideration, composed of $115 million of cash and 15,251,989 Series A Convertible Units of the Partnership (“Series A Units”) with a value of $115 million (the “Drop”). The Drop will be accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Drop for periods as of and subsequent to December 31, 2014.
Immediately prior to the Drop and in accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the “Contribution Agreement”) all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the transferred employees, including but not limited to all post-retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction (the “Excluded Liabilities”).
For periods prior to August 1, 2015, WKL files consolidated federal and state tax returns with WCC. As WKL itself is not a taxable entity, WCC’s tax expense for its income tax return group included on WCC’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by WKL in Income tax expense with the offset in Shareholder's equity. There is no formal tax sharing agreement with WCC.
For periods prior to August 1, 2015, WKL accounts for deferred income taxes using the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in WKL’s financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, as well as net operating loss and tax credit carry-forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. WKL establishes a valuation allowance against its net deferred tax assets to the extent WKL believes that it is more likely than not (greater than 50%) that a deferred tax asset will not be realized.
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. WKL includes interest and penalties related to income tax matters in income tax expense.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The financial statements of the Partnership, for all periods presented, and WKL, for periods subsequent to August 1, 2015, contained herein are based on the assumption that the Partnership will continue to be treated as a partnership for U.S. federal and state income tax purposes and therefore will not be subject to U.S. federal income taxes or state income taxes.
Our net investment column presented within the Statement of Partner’s Capital consists of the equity related transactions of WKL for the 2015 period prior to the Drop and in connection with the Drop.  Accordingly, our condensed consolidated financial statements include the historical results of WKL for all periods subsequent to December 31, 2014. The amount of the purchase price in excess or in deficit of WCC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ and general partners’ capital. The financial statements of WKL have been prepared from separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
Please refer to Note 2: Acquisition and Pushdown Accounting.
Series A Convertible Common Limited Partnership Units
In connection with the Drop and the issuance of the Series A Convertible Units, the Partnership entered into an amendment to our partnership agreement (the “Amendment”). The Amendment established the terms of the Series A Convertible Units and any additional Series A Convertible Units that may be issued in kind as a distribution (the “Series A PIK Units”), and provided that each Series A Convertible Unit will have the right to share in distributions from us on a pro rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Convertible Units and the Series A PIK Units will convert into common units at the earlier of the first anniversary of the initial issuance of the Series A Convertible Units, the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” and the "Partnership” means the business and operations of Westmoreland Resource Partners, LP, as well as its consolidated subsidiaries.

•	Our “GP” means Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.
Organization
Westmoreland Resource Partners, LP is a Delaware limited partnership formed in August 2007. We are a low-cost producer and marketer of high-value thermal coal to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface‑mined coal in eastern Ohio and Lincoln County, Wyoming. We market our coal primarily to large electric utilities with coal-fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market areas of the Midwest, northeastern U.S. and Wyoming.
We operate in a single business segment and have five operating subsidiaries, Oxford Mining Company, LLC(“Oxford Mining”), Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), Westmoreland Kemmerer Fee Coal Holdings, LLC ("WKFCH"), WKL and Harrison Resources, LLC (“Harrison Resources”). Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine.
We are managed by WCC through our GP, and all executives, officers and employees who provide services to us are employed by either WCC or our GP. WCC directly owns our GP. WCC’s common stock trades on the NASDAQ Global

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Market under the symbol “WLB.”
As of October 29, 2015, WCC and its consolidated subsidiaries owned approximate 93.8% of our limited partner interest on a fully diluted basis and, indirectly, all of our incentive distribution rights.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date. The new guidance is now effective for the interim and annual periods beginning after December 15, 2017; early application is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). We are currently assessing the impact that this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, a consensus of the Emerging Issues Task Force) (a consensus of the Emerging Issues Task Force). ASU 2015-06 requires a master limited partnership (MLP) to allocate the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit (EPU). The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. The guidance is applied retrospectively and early adoption is permitted.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after 15 December 2016, and interim periods within fiscal years beginning after 15 December 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after 15 December 2016, and interim periods within fiscal years beginning after 15 December 2017. Early adoption is permitted.
Reclassifications
Certain prior-year amounts have been reclassified in our condensed statements of operations and statements of cash flows for the nine months ended September 30, 2014 to conform with the financial statement line items used by our GP's parent, WCC.

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
Kemmerer Drop-down
On August 1, 2015, we completed the Drop. Upon closing the Drop, we own 100% of the outstanding equity interests in WKL, which owns and operates the Kemmerer Mine in Lincoln County, Wyoming. The contribution of net assets of WKL was accounted for as a transaction between entities under common control whereby the WKL was recorded at historical book value. As such, the consideration paid in excess of the net assets contributed by WCC amounted to $15.4 million.
This transfer of net assets between entities under common control was accounted for as if the transfer occurred on December 31, 2014, the first point of common control. Accordingly, our condensed consolidated financial statements include the historical results of both the Partnership and WKL for all periods presented while under common control (periods including and subsequent to December 31, 2014). We recognize transfers of net assets between entities under common control at WCC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of WCC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of WKL have been prepared from the separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
The assets and liabilities of both the Partnership and WKL are included in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The following table presents the previously reported December 31, 2014 consolidated balance sheet, condensed and recasted to reflect the Drop:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

As of December 31, 2014:

	Westmoreland Resource Partners, LP (Condensed, as previously reported on Form 10-K filed on March 6, 2015)	Westmoreland Kemmerer LLC	Consolidated Westmoreland Resource Partners, LP (As recasted)
Assets
Current assets:
Cash	$5,921	$83	$6,004
Receivables:
Trade	22,710	17,572	40,282
Other	116	99	215
	22,826	17,671	40,497
Inventory	14,013	10,472	24,485
Deferred income taxes	—	903	903
Other current assets	1,317	2,356	3,673
Total current assets	44,077	31,485	75,562
Property, plant and equipment:
Land and mineral rights	71,715	21,301	93,016
Plant and equipment	134,029	115,855	249,884
	205,744	137,156	342,900
Less accumulated depreciation, depletion and amortization	—	(34,773)	(34,773)
Net property, plant and equipment	205,744	102,383	308,127
Advanced coal royalties	9,153	—	9,153
Restricted investments and bond collateral	10,621	25,282	35,903
Intangible assets, net of accumulated amortization	31,000	—	31,000
Deferred income taxes	—	15,477	15,477
Deferred financing costs, net	6,993	—	6,993
Total Assets	$307,588	$174,627	$482,215
Liabilities and Partners' Capital
Current liabilities:
Current installments of long-term debt	$6	$2,310	$2,316
Accounts payable and accrued expenses:
Trade	19,135	11,057	30,192
Deferred revenue	—	2,513	2,513
Production taxes	1,033	17,157	18,190
Accrued compensation	1,531	—	1,531
Postretirement medical benefits	—	436	436
Asset retirement obligations	7,783	2,658	10,441
Other current liabilities	4,007	—	4,007
Total current liabilities	33,495	36,131	69,626
Long-term debt, less current installments	175,029	9,321	184,350
Postretirement medical costs, less current portion	—	60,245	60,245
Pension obligation	—	17,762	17,762
Asset retirement obligations, less current portion	23,902	16,202	40,104
Warrants	1,981	—	1,981
Other liabilities	160	—	160
Total liabilities	234,567	139,661	374,228
Partners' capital:
Net equity	73,021	34,966	107,987
Total partners’ capital	73,021	34,966	107,987
Total liabilities and partners’ capital	$307,588	$174,627	$482,215

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 3:INVENTORY
Inventory consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	September 30,	December 31,
	2015	2014
Coal	$6,218	$6,865
Fuel inventory	1,547	1,860
Materials and supplies	17,016	16,132
Reserve for obsolete inventory	(372)	(372)
Total	$24,409	$24,485
NOTE 4:RESTRICTED INVESTMENTS AND BOND COLLATERAL
Restricted investments and bond collateral consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	September 30,	December 31,
	2015	2014
Reclamation bond collateral	$34,547	$34,382
Deposits	1,350	1,521
	$35,897	$35,903
The carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2015 were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	Carrying Value	Fair Value	Fair Value Hierarchy
Cash and cash equivalents	$10,009	$10,009	Level 1
Available-for-sale securities	25,888	25,888	Level 1
	$35,897	$35,897
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss).
Available-for-Sale Restricted Investments and Bond Collateral
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at September 30, 2015 are as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Westmoreland Resource Partners, LP
(Successor)
Cost basis	$26,016
Gross unrealized holding gains	29
Gross unrealized holding losses	(157)
Fair Value	$25,888
Maturities of available-for-sale securities are as follows at September 30, 2015 and December 31, 2014, respectively:

	Westmoreland Resource Partners, LP
	(Successor)
	As of September 30, 2015		As of December 31, 2014
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in five years or less	$9,572	$9,523	$8,672	$8,437
Due after five years but before ten years	3,900	3,920	10,040	10,001
Due in more than ten years	12,544	12,445	6,574	6,585
	$26,016	$25,888	$25,286	$25,023

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 5:RESTRUCTURING CHARGES
Concurrently with WCC’s acquisition of the GP and approximately 79.1% of our limited partner interests completed in December 2014 (collectively, the "WCC Transactions"), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities between us and WCC. As of December 31, 2014, we recorded restructuring charges for employee termination benefits of $2.8 million and incurred additional restructuring costs of zero and $0.7 million, respectively, for the three and nine months ended September 30, 2015.
WCC Transactions restructuring accrual activity is summarized as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	As of December 31, 2014	Nine Months Ended September 30, 2015		As of September 30, 2015
	Liability	Charges	Payments	Liability
Severance and other termination costs	$2,783	$656	$(3,238)	$201
The following table summarizes the total WCC Transactions restructuring charges incurred over the course of the restructuring:

	Westmoreland Resource Partners, LP
	(Successor)
	Charges
	For the Nine Months Ended September 30, 2015	Incurred Through September 30, 2015	Total Expected Restructuring Expenses
Severance and other termination costs	$656	$3,439	$3,439
NOTE 6:OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	September 30,	December 31,
	2015	2014
Accrued interest	$1,909	$45
Accrued royalties	460	809
Restructuring reserve	201	2,783
Other	410	370
Total	$2,980	$4,007

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 7:LONG-TERM DEBT
Debt consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	September 30,	December 31,
	2015	2014
First lien debt:
Term loan	$292,797	$175,000
Paid-in-kind interest	4,617	—
Total first lien debt	297,414	175,000
Capital leases	10,775	11,666
Total debt	308,189	186,666
Less current portion	(2,587)	(2,316)
Long-term debt	$305,602	$184,350
Credit Facilities
On December 31, 2014, we entered into a Financing Agreement with the lenders party thereto and U.S. Bank National Association, as Administrative and Collateral Agent (the “2014 Financing Agreement”). As of September 30, 2015, we had a term loan of $297.4 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of September 30, 2015, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%. The credit facility under the 2014 Financing Agreement matures in December 2018.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $2.0 million and $4.6 million for the three and nine months ended September 30, 2015, respectively. The outstanding term loan amount represents the principal balance of $292.8 million, plus PIK Interest of $4.6 million.
In connection with the Drop, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.
During the three and nine months ended September 30, 2015, we paid down $0.4 million and $2.2 million of the first lien term loan with proceeds from oil and gas royalties received and the granting of a pipeline right-a-way to a third party. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.
As of September 30, 2015, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
Capital Leases
We engage in leasing transactions for equipment utilized in our mining operations. At September 30, 2015 , the capital leases outstanding had a weighted average interest rate of 3.11% and mature at various dates beginning in 2016 through 2020. During the nine months ended September 30, 2015, we acquired $5.1 million of equipment under capital leases.
The following table presents aggregate contractual capital lease debt maturities:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Westmoreland Resource Partners, LP
(Successor)
As of September 30, 2015
2015	$640
2016	2,584
2017	2,425
2018	2,470
2019	2,459
Thereafter	197
Total debt	$10,775
Deferred Financing Costs
We capitalized costs that represented fees paid to lenders and advisors and for legal services included in Deferred financing costs, net. Deferred financing costs are amortized over the life of the agreement, included in interest expense, using the effective interest rate method. Amortization of deferred financing costs was $0.7 million and $1.5 million for the three and nine months ended September 30, 2015, respectively and $1.1 million and $3.0 million for the three and nine months ended September 30, 2014, respectively.
NOTE 8:POSTRETIREMENT MEDICAL BENEFITS
Immediately prior to the Drop and in accordance with the Contribution Agreement all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the Excluded Liabilities, including but not limited to postretirement medical benefits on August 1, 2015.
Prior to August 1, 2015, WKL provided postretirement medical benefits pursuant to collective bargaining agreements. These benefits were provided through self-insurance programs. As the Drop is accounted for as a transfer of net assets between entities under common control, our condensed consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the "Services Agreement"), and the Partnership Agreement, will allocate expenses incurred for postretirement medical liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
The components of net periodic postretirement medical benefit cost are as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$272	$—	$1,904	$—
Interest cost	214	—	1,499	—
Amortization of deferred items	—	—	—	—
Total net periodic benefit cost	$486	$—	$3,403	$—

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
NOTE 9:PENSION
Immediately prior to the Drop and in accordance with the Contribution Agreement all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the Excluded Liabilities, including but not limited to pension benefits on August 1, 2015.
Prior to August 1, 2015, WKL provided a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. As the Drop is accounted for as a transfer of net assets between entities under common control, our condensed consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the "Services Agreement"), and the Partnership Agreement, will allocate expenses incurred for pension liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
The components of net periodic benefit cost are as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$104	$—	$727	$—
Interest cost	205	—	1,433	—
Expected return on plan assets	(281)	—	(1,969)	—
Total net periodic benefit cost	$28	$—	$191	$—
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
NOTE 10:     FAIR VALUE OF FINANCIAL INSTRUMENTS
The book values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
The warrants are measured at fair valued at each balance sheet date using the Black-Scholes model. As of September 30, 2015, the fair value of each warrant was $7.18, based on the following assumptions: spot price of $7.30 per unit, exercise price of $0.12 per unit, term of 2.75 years, volatility of 90.0% and a three-year treasury rate of 0.9%. The fair value of the warrants are a Level 2 measurement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 11:ASSET RETIREMENT OBLIGATIONS
As of September 30, 2015, our asset retirement obligation ("ARO") totaled $52.7 million, including amounts reported as current liabilities.
Changes in the Partnership's ARO were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Asset retirement obligations, January 1,	$50,545	$31,654
Accretion	3,795	2,337
Changes resulting from additional mines	2,285	5,171
Changes due to amount and timing of reclamation	1,447	(2,480)
Impact of the Drop	—	18,860
Payments	(5,406)	(4,997)
Asset retirement obligations	52,666	50,545
Less current portion	(11,170)	(10,441)
Asset retirement obligations, less current portion	$41,496	$40,104

NOTE 12:UNIT-BASED COMPENSATION
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Recognition of fair value of restricted common units over the vesting period	$63	$462	$146	$1,383

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

A summary of restricted common unit award activity for the nine months ended September 30, 2015 is as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2014	—	$—
Granted	21,930	11.40
Vested	—	—
Non-vested at September 30, 2015	21,930	$11.40	$104	[1]
1Expected to be recognized over the next 5 months.
NOTE 13:    COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of September 30, 2015, the remaining terms of our long-term contracts range from one to three years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Legal
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We accrue for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.3 million to resolve various claims as of September 30, 2015, of which $0.1 million, net, was accrued during 2015.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 14:EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Limited partner common units
Average units outstanding basic and diluted[1,2]	5,878,187	2,066,556	5,878,187	2,059,808
Net (loss) income allocated to common unitholders basic and diluted[2]	$(7,639)	$9,622	$(24,236)	$(3,240)
Net (loss) income per limited partner common unit basic and diluted[2]	$(1.30)	$4.68	$(4.12)	$(1.56)

Series A convertible units
Average Series A convertible units outstanding basic	9,946,949	—	3,352,085	—
Net loss allocated to Series A convertible units basic and diluted[2]	$(5,215)	$—	$(5,215)	$—
Net loss per Series A convertible unit basic and diluted[2]	$(0.52)	$—	$(1.56)	$—

General partner units
Average general partner units outstanding basic and diluted	35,291	35,291	35,291	35,291
Net income (loss) allocated to general partners basic and diluted[2]	$132	$165	$4,189	$(56)
Net income (loss) per general partner unit basic and diluted	$3.74	$4.68	$118.70	$(1.56)

Distribution paid per limited partner unit	$0.20	$—	$0.40	$—
Distribution paid per Series A convertible common unit	$—	$—	$—	$—
Distribution paid per general partner unit	$0.20	$—	$0.40	$—
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three and nine months ended September 30, 2015 and 2014, respectively.
The impact of the Drop on earnings (loss) per units for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(1.65)	$(0.87)	$(1.65)
Impact of Drop basic and diluted earnings per unit	0.35	0.35	5.39
Basic and diluted earnings per unit	$(1.30)	$(0.52)	$3.74

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

	Nine Months Ended September 30, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(4.47)	$(2.61)	$(4.47)
Impact of Drop basic and diluted earnings per unit	0.35	1.05	123.17
Basic and diluted earnings per unit	$(4.12)	$(1.56)	$118.70
NOTE 15:ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement Medical Benefits	Available for Sale Securities (net of tax)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(1,599)	$2,718	$(107)	$1,012
Other comprehensive income (loss) before reclassification	—	—	(606)	(606)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	137	137
Impact of the Drop	1,599	(2,718)	485	(634)
Balance at September 30, 2015	$—	$—	$(91)	$(91)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Realized gains and losses on available-for-sale securities	$—	$138	Other income (loss)
NOTE 16:RELATED PARTY TRANSACTIONS
In March 2015, we entered into a new Services Agreement, effective January 1, 2015, with our GP to replace the existing Services Agreement between the GP and the Partnership, which was amended in October 2015. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing administrative, engineering, operating and other services to the Partnership. Administrative services include without limitation legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Service Agreement the Partnership pays the GP a fixed annual fee of $2.2 million for certain administrative services, and reimburses the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2015, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and nine months ended September 30, 2015, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $6.8 million and $0.6 million were included in accounts payable as of September 30, 2015 and December 31, 2014, respectively.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $5.9 million and $24.6 million in coal revenues and less than $0.1 million and $2.4 million in non-coal revenues for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015 revenues totaling $2.1 million were included in Receivables - trade.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

NOTE 17:SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Northern Appalachia, Lincoln County, Wyoming, since December 31, 2014 and in the Illinois Basin through December 2013, selling high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and northeastern U.S. All of our operations have similar economic characteristics including but not limited coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. Three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining in exchange for a per ton royalty rate.
NOTE 18:SUBSEQUENT EVENTS
Cash Distribution
On October 20, 2015, our GP declared a cash distribution for all of our unitholders and warrant holders of $0.20 per unit for the third quarter ended September 30, 2015.  The distribution will be paid on November 13, 2015 to all unitholders and warrant holders of record as of the close of business on November 7, 2015.
Revolving Credit Facility
On October 23, 2015, the Partnership and its subsidiaries (together with the Partnership, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent.  The Loan Agreement permits borrowings by the Borrowers under a revolving loan facility up to the aggregate principal amount of $15 million (the “Loan Facility”).  The Loan Facility permits the Borrowers to obtain letters of credit in an aggregate outstanding amount of $10 million, which will reduce availability under the Loan Facility on a dollar-for-dollar basis. The Borrowers have not incurred any borrowings under the Loan Facility.
The Loan Agreement has a maturity date of December 31, 2017.  Borrowers may elect interest under the Loan Facility to accrue at either (i) the Base Rate, which bears interest at the greater of (A) the Federal Funds Rate plus 0.50% or (B) the Prime Rate, in each case, plus 0.75% (payable monthly), or (ii) the LIBOR Rate, which bears interest for the relevant period as offered in the London Interbank Eurodollar market plus 2.75% (payable on the last day of the applicable interest period). In addition, an unused line fee of 0.50% of the average unused portion of the Loan Facility is payable monthly.
The Loan Agreement includes a quarterly fixed charge coverage ratio covenant as well as incurrence-based financial covenants regarding the Company’s fixed charges and total net leverage, and otherwise contains customary affirmative covenants, negative covenants and events of default.  All extensions of credit under the Loan Agreement are collateralized by a first priority security interest in and lien upon the inventory, accounts receivable and cash of the Borrowers.

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

•
References to “WCC” mean Westmoreland Coal Company, which owns 100% of Westmoreland Resources GP, LLC, approximately 93.8% of the limited partnership interest in Westmoreland Resource Partners, LP on a fully diluted basis and, indirectly, all of the incentive distribution rights in Westmoreland Resource Partners, LP.

We are a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and we are the largest producer of surface mined coal in eastern Ohio and Lincoln County, Wyoming. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of the Midwest, northeastern U.S. and Wyoming.
We operate in a single business segment and have five operating subsidiaries, Oxford Mining, Oxford Mining Kentucky, WKFCH, Westmoreland Kemmerer, LLC ("WKL") and Harrison Resources. Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine. Our WKFCH and Harrison Resources operating subsidiaries own and hold coal reserves. WKFCH’s coal reserves are leased to WKL in exchange for a per ton coal royalty. Harrison Resources' coal reserves are surface mined and marketed by Oxford Mining. Oxford Mining Kentucky is an inactive operating subsidiary holding coal reserves in the Illinois Basin for which surface mining operation ceased in December 2013.
WCC’s cost of acquiring our GP has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014, in accordance with ASC 805. Accordingly, where indicated, certain of the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
On August 1, 2015, WCC and the Partnership consummated the Drop. As described in Note 1 to our Condensed Consolidated Financial Statements above, the Drop will be accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Drop for periods subsequent to December 31, 2014. However, our financial statements have not been retroactively recast prior to December 31, 2014 to include the historical results of WKL.

Immediately prior to the Drop and in accordance with the Contribution Agreement all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the transferred employees, including but not limited to all post retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction (the “Excluded Liabilities”). The financial statements of the Partnership have been prepared on the assumption that the Partnership will continue to be treated as a partnership for U.S. federal and state income tax purposes and therefore will not be subject to U.S. federal income taxes or state income taxes.
Results of Operations
Items that Affect Comparability of Our Results
For the three and nine months ended September 30, 2015 and 2014, our consolidated results include items that affect comparability of our results. The expense components of these items were as follows (in thousands):

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP		Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Variance	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Variance
Partnership net (loss) income prior to Drop	$(18,526)	$9,359	$(27,885)	$(35,223)	$(4,566)	$(30,657)
Impact of the Drop	5,804	—	5,804	9,961	—	9,961
Recasted net (loss) income	(12,722)	9,359	(22,081)	(25,262)	(4,566)	(20,696)
Legal settlement income	—	(17,548)	17,548	—	(17,548)	17,548
Adjusted net loss	$(12,722)	$(8,189)	$(4,533)	$(25,262)	$(22,114)	$(3,148)
Impact of the Drop Recast
On August 1, 2015, we completed the Drop. The Drop will be accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Drop for periods subsequent to December 31, 2014. However, our financial statements have not been retroactively recast prior to December 31, 2014 to include the historical results of WKL.
Legal Settlement
In July 2014, we concluded litigation, with a former customer who wrongfully terminated its coal supply agreement with us, by entering into a settlement agreement under which the former customer paid us $19.5 million to compensate us for lost profits on coal sales to it due to the termination less $1.9 million in legal costs. We believe this settlement amount substantially compensates us for the damages we incurred due to the wrongful termination.

The Recasted Three Months Ended September 30, 2015 Compared to the Non-recasted Three Months Ended September 30, 2014
Summary

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands, except ton data)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$	%
Partnership total revenues prior to the Drop	$52,330	$94,507	$(42,177)	(44.6)%
Impact of the Drop	41,997	—	41,997
Recasted total revenues	$94,327	$94,507	$(180)	(0.2)%

Partnership net (loss) income prior to Drop	$(18,526)	$9,359	$(27,885)	(297.9)%
Impact of the Drop	5,804	—	5,804
Recasted net (loss) income	$(12,722)	$9,359	$(22,081)	(235.9)%

Partnership Adjusted EBITDA[1] prior to Drop	$5,278	$9,319	$(4,041)	(43.4)%
Impact of the Drop	10,838	—	10,838
Recasted Adjusted EBITDA[1]	$16,116	$9,319	$6,797	72.9%

Partnership Distributable Cash Flow[2] prior to Drop	$(4,454)	$17,573	$(22,027)	(125.3)%
Impact of the Drop	7,445	—	7,445
Recasted Distributable Cash Flow[2]	$2,991	$17,573	$(14,582)	(83.0)%

Partnership tons sold - millions of equivalent tons prior to Drop	1.0	1.4	(0.4)	(28.6)%
Impact of the Drop	1.1	—	1.1
Recasted tons sold - millions of equivalent tons	2.1	1.4	0.7	50.0%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
2Distributable Cash Flow a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
We reported recasted total revenues of $94.3 million for the three months ended September 30, 2015 compared to non-recasted total revenues of $94.5 million for the three months ended September 30, 2014. The decrease of $0.2 million was principally due to a decrease in tons coal sold of 0.5 million prior to the Drop totaling $23.9 million compounded by $19.5 million of proceeds for a legal settlement received by the partnership for lost coal sales received during the three months ended September 30, 2014, offset in part by a $0.50 increase in selling price per ton prior to the Drop or $0.5 million in addition to $42.0 million in revenue contributed from the Drop for the three months ended September 30, 2015.
We reported recasted net loss of $12.7 million for the three months ended September 30, 2015, compared to non-recasted net income of $9.4 million for the three months ended September 30, 2014. Additionally we reported recasted Adjusted EBITDA of $16.1 million for the three months ended September 30, 2015, compared to non-recasted Adjusted EBITDA of $9.3 million for the three months ended September 30, 2014. The recasted average profit margin per ton sold increased by $1.57 to $7.43 per ton sold in the three months ended September 30, 2015, compared to the non-recasted average profit margin $5.86 per ton sold in the three months ended September 30, 2014.

Total Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$	%
Revenues:
Coal revenues	$49,649	$73,112	$(23,463)	(32.1)%
Non-coal revenues	1,327	21,395	(20,068)	(93.8)%
Total revenues	50,976	94,507	(43,531)	(46.1)%
Impact of the Drop	43,351	—	43,351
Total revenues	$94,327	$94,507	$(180)	(0.2)%
We reported recasted total revenues of $94.3 million for the three months ended September 30, 2015 compared to the non-recasted coal sales revenue of $94.5 million for the three months ended September 30, 2014. The decrease of $0.2 million was principally due to a $20.1 million decrease in non-coal revenues offset in part by an increase of $19.9 million in coal revenues. Recasted coal revenues was $93.0 million for the three months ended September 30, 2015, an increase of $19.9 million from $73.1 million for the three months ended September 30, 2014. The increase was primarily attributable to the impact of the Drop recast totaling $43.4 million in additional coal revenue and a $0.50 increase in average selling price per ton or $0.5 million for the three months ended September 30, 2015, offset in part by a 0.5 million decrease in tons sold or $23.9 million.
Recasted non-coal revenues for the three months ended September 30, 2015 comprised of the following: (1) limestone sales of $0.7 million; (2) oil and gas royalties of $0.4 million; and (3) other miscellaneous revenue of $0.2 million. Non-recasted non-coal revenues for the three months ended September 30, 2014 comprised of the following: (1) proceeds from a legal settlement for lost coal sales of $19.5 million; (2) limestone sales of $1.0 million;(3) oil and gas royalties of $0.1 million; and (4) other miscellaneous revenue of $0.8 million.
Cost of Coal Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$	%
Cost of coal revenues (excluding depreciation, depletion and amortization)	$47,172	$64,892	$(17,720)	(27.3)%
Impact of the Drop	30,453	—	30,453
Recasted cost of coal revenues (excluding depreciation, depletion and amortization)	$77,625	$64,892	$12,733	19.6%
Recasted cost of coal revenues (excluding DD&A) increased $12.7 million to $77.6 million for the three months ended September 30, 2015 from non-recasted cost of coal revenue of $64.9 million for the three months ended September 30, 2014, primarily due to the impact of the Drop of $30.5 million, offset in part by an increase of $3.73 per ton in cost of coal revenue per ton or $3.5 million and a decrease in tons sold of $0.5 million or $14.2 million.

Depreciation, Depletion and Amortization

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$	%
Depreciation, depletion and amortization	$10,984	$9,236	$1,748	18.9%
Impact of the Drop	4,487	—	4,487
Recasted depreciation, depletion and amortization	$15,471	$9,236	$6,235	67.5%
Recasted depreciation, depletion and amortization expense increased to $15.5 million for the three months ended September 30, 2015 from non-recasted depreciation, depletion and amortization expense of $9.2 million for the three months ended September 30, 2014. The increase of $6.2 million was primarily attributable to the impact of the Drop of $4.5 million for the three months ended September 30, 2014.
Selling and Administrative

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$	%
Selling and administrative	$2,802	$3,604	$(802)	(22.3)%
Impact of the Drop	1,237	—	1,237
Recasted selling and administrative	$4,039	$3,604	$435	12.1%
Recasted selling and administrative expenses for the three months ended September 30, 2015, increased $0.4 million to $4.0 million compared to non-recasted selling and administrative expenses of $3.6 million for the three months ended September 30, 2014. The increase of $0.4 million was primarily due to the impact of the Drop of $1.2 million, offset in part by a decrease of $0.8 million due to cost savings from the restructuring efforts put in place to streamline operations and eliminate duplicated roles in connection with WCC's acquisition of our GP on December 31, 2014.

The Recasted Nine Months Ended September 30, 2015 Compared to the Non-recasted Nine Months Ended September 30, 2014
Summary

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands, except ton data)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$	%
Partnership total revenues prior to the Drop	$179,412	$254,512	$(75,100)	(29.5)%
Impact of the Drop	117,593	—	117,593
Recasted total revenues	$297,005	$254,512	$42,493	16.7%

Partnership net (loss) income prior to Drop	$(35,223)	$(4,566)	$(30,657)	671.4%
Impact of the Drop	9,961	—	9,961
Recasted net (loss) income	$(25,262)	$(4,566)	$(20,696)	453.3%

Partnership Adjusted EBITDA[1] prior to Drop	$25,069	$31,520	$(6,451)	(20.5)%
Impact of the Drop	24,760	—	24,760
Recasted Adjusted EBITDA[1]	$49,829	$31,520	$18,309	58.1%

Partnership Distributable Cash Flow[2] prior to Drop	$1,253	$23,403	$(22,150)	(94.6)%
Impact of the Drop	10,438	—	10,438
Recasted Distributable Cash Flow[2]	$11,691	$23,403	$(11,712)	(50.0)%

Partnership tons sold - millions of equivalent tons prior to Drop	3.1	4.4	(1.3)	(29.5)%
Impact of the Drop	3.3	—	3.3
Recasted tons sold - millions of equivalent tons	6.4	4.4	2.0	45.5%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
2Distributable Cash Flow a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
We reported recasted total revenues of $297.0 million for the nine months ended September 30, 2015 compared to non-recasted total revenues of $254.5 million for the nine months ended September 30, 2014. The increase of $42.5 million was principally due to $117.6 million in revenue contributed from the Drop for the nine months ended September 30, 2015 and an increase of $0.69 selling price per ton prior to the Drop or $2.2 million, offset in part by a decrease of 1.2 million coal tons sold prior to the Drop totaling $65.2 million compounded by $19.5 million of proceeds received by the Partnership for a one-time legal settlement for lost coal sales received during the nine months ended September 30, 2014.
We reported recasted net loss of $25.3 million for the nine months ended September 30, 2015, compared to non-recasted net loss of $4.6 million for the nine months ended September 30, 2014. Additionally, we reported recasted Adjusted EBITDA of $49.8 million for the nine months ended September 30, 2015, compared to non-recasted Adjusted EBITDA of $31.5 million for the nine months ended September 30, 2014. The recasted average margin price per ton sold increased by $0.56 to $7.81 per ton sold in the nine months ended September 30, 2015, compared to the non-recasted average margin price of $7.25 per ton sold in the nine months ended September 30, 2014.

Total Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$	%
Revenues:
Coal revenues	$166,435	$229,468	$(63,033)	(27.5)%
Non-coal revenues	8,178	25,044	(16,866)	(67.3)%
Total revenues	174,613	254,512	(79,899)	(31.4)%
Impact of the Drop	122,392	—	122,392
Total revenues	$297,005	$254,512	$42,493	16.7%

We reported recasted total revenues of $297.0 million for the nine months ended September 30, 2015 compared to non-recasted total revenue $254.5 million for the nine months ended September 30, 2014. The increase of $42.5 million was principally due an increase of $59.3 million in coal revenues, offset in part by a $16.9 million decrease in non-coal revenues. Recasted coal revenues was $288.8 million for the nine months ended September 30, 2015, an increase of $59.3 million, from non-recasted coal sales revenue of $229.5 million for the nine months ended September 30, 2014. The increase was primarily attributable to the impact of the Drop adding $122.4 million in additional coal revenue for the nine months ended September 30, 2015 and a $0.69 increase in average selling price per ton or $2.2 million, offset in part by a 1.2 million decrease in tons sold or $65.2 million.
Recasted non-coal revenues for the nine months ended September 30, 2015 comprised of the following: (1) limestone sales of $2.2 million; (2) non-coal service revenue of $3.1 million (3) sale of right-a-way of $1.8 million; (4) oil and gas royalties of $0.5 million; and (5) other miscellaneous revenue of $0.7 million. Non-recasted non-coal revenues for the nine months ended September 30, 2014 comprised of the following: (1) proceeds from a one-time legal settlement for lost coal sales of $19.5 million; (2) limestone sales of $3.7 million; (3) oil and gas royalties of $0.2 million; and (4) other miscellaneous revenue of $1.6 million.
Cost of Coal Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$	%
Cost of coal revenues (excluding depreciation, depletion and amortization)	$148,689	$197,913	$(49,224)	(24.9)%
Impact of the Drop	89,982	—	89,982
Recasted cost of coal revenues (excluding depreciation, depletion and amortization)	$238,671	$197,913	$40,758	20.6%
Recasted cost of coal revenues (excluding DD&A) increased $40.8 million to $238.7 million for the nine months ended September 30, 2015 from non-recasted cost of coal revenue of $197.9 million for the nine months ended September 30, 2014, primarily due to the impact of the Drop of $90.0 million, offset in part by 1.2 million decrease in tons sold or $42.2 million in addition to a $2.24 increase in cost per ton produced, or an aggregate $7.0 million.

Depreciation, Depletion and Amortization

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$	%
Depreciation, depletion and amortization	$30,727	$30,532	$195	0.6%
Impact of the Drop	13,554	—	13,554
Recasted depreciation, depletion and amortization	$44,281	$30,532	$13,749	45.0%
Recasted depreciation, depletion and amortization expense increased to $44.3 million for the nine months ended September 30, 2015 from non-recasted depreciation, depletion and amortization expense $30.5 million for the nine months ended September 30, 2014. The increase of $13.7 million was primarily attributable to the impact of the Drop of $13.6 million for the nine months ended September 30, 2014.
Selling and Administrative

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	Increase (Decrease)
(In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$	%
Selling and administrative	$8,415	$10,530	$(2,115)	(20.1)%
Impact of the Drop	4,470	—	4,470
Recasted selling and administrative	$12,885	$10,530	$2,355	22.4%
Recasted selling and administrative expenses for the nine months ended September 30, 2015, increased $2.4 million to $12.9 million compared to non-recasted selling and administrative expenses of $10.5 million for the nine months ended September 30, 2014. The increase of $2.4 million was primarily due to the impact of the Drop of $4.5 million, offset in part by a decrease of $2.1 million due to cost savings from the restructuring efforts put in place to streamline operations and eliminate duplicated roles in connection with WCC's acquisition of our GP on December 31, 2014.
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
Reconciliation of Net Loss to Distributable Cash Flows:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(12,722)	$9,359	$(25,262)	$(4,566)
Other income	(2)	—	(224)	—
Income tax expense	112	—	157	—
Interest expense, net of interest income	8,544	7,025	19,967	20,895
Depreciation, depletion and amortization	15,471	9,236	44,281	30,532
Accretion of ARO	1,277	600	3,794	1,725
EBITDA	12,680	26,220	42,713	48,586
Restructuring and impairment charges	—	—	656	75
Change in fair value of warrants	(308)	(151)	(785)	(1,621)
Loss on sale/disposal of assets	1,334	—	3,035	(559)
Unit-based compensation	150	462	435	1,383
Other non-recurring costs	2,260	(17,212)	3,775	(16,344)
Adjusted EBITDA	16,116	9,319	49,829	31,520
Non-cash postretirement medical payments	450	—	2,771	—
Non-cash pension payments	(14)	—	(219)	—
Deferred revenue	—	—	(2,513)	—
Cash interest expense, net of interest income	(6,112)	(3,955)	(14,573)	(12,116)
Coal reserves acquisitions	—	—	—	(5)
Mine development expenditures	(437)	(1,278)	(1,116)	(1,896)
Maintenance capital expenditures	(4,841)	(2,581)	(17,055)	(7,822)
Legal settlement period	—	17,548	—	17,548
Reclamation and mine closure costs	(2,171)	(1,480)	(5,433)	(3,826)
Distributable Cash Flow	$2,991	$17,573	$11,691	$23,403
1 Includes acquisition and transition costs included in cost of coal revenue related to the sale of inventory written up to fair value.
Liquidity and Capital Resources
Liquidity
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement, and in the future may include borrowings under the Loan Agreement described below.
On October 23, 2015, the Borrowers entered into the Loan Agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent.  The Loan Agreement permits borrowings by the Borrowers under a revolving loan facility up to the aggregate principal amount of $15 million.  The Loan Facility permits the Borrowers to obtain letters of credit in an aggregate outstanding amount of $10 million, which will reduce availability under the Loan Facility on a dollar-for-dollar basis. The Borrowers have not incurred any borrowings under the Loan Facility.
The Loan Agreement has a maturity date of December 31, 2017.  Borrowers may elect interest under the Loan Facility to accrue at either (i) the Base Rate, which bears interest at the greater of (A) the Federal Funds Rate plus 0.50% or (B) the Prime Rate, in each case, plus 0.75% (payable monthly), or (ii) the LIBOR Rate, which bears interest for the relevant period as offered in the London Interbank Eurodollar market plus 2.75% (payable on the last day of the applicable interest period). In addition, an unused line fee of 0.50% of the average unused portion of the Loan Facility is payable monthly.
The Loan Agreement includes a quarterly fixed charge coverage ratio covenant as well as incurrence-based financial covenants regarding the Company’s fixed charges and total net leverage, and otherwise contains customary affirmative covenants, negative covenants and events of default.  All extensions of credit under the Loan Agreement are collateralized by a first priority security interest in and lien upon the inventory, accounts receivable and cash of the Borrowers.
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
As of September 30, 2015, our available liquidity was $11.6 million, which consisted entirely of cash on hand.
Please read "- Capital Expenditures" for a further discussion of the impact of our capital expenditures on our liquidity.
Debt Obligations
On December 31, 2014, we entered into the 2014 Financing Agreement with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The 2014 Financing Agreement includes a $295 million term loan. The 2014 Financing Agreement matures in December 2018 and contains customary financial and other covenants. It also permits distributions to our unitholders under specified circumstances. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets.
As of September 30, 2015 the outstanding balance on our 2014 Financing Agreement was $297.4 million. This amount represents the principal balance of $292.8 million, plus PIK Interest of $4.6 million. As of September 30, 2015, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
On October 23, 2015, we entered into the Loan Agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent.  The Loan Agreement permits borrowings by the Borrowers under a revolving loan facility up to the aggregate principal amount of $15 million.  The Loan Facility permits the Borrowers to obtain letters of credit in an aggregate outstanding amount of $10 million, which shall reduce availability under the Loan Facility on a dollar-for-dollar basis. The Borrowers have not incurred any borrowings under the Loan Facility.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
(In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net cash provided by (used in):
Operating activities	$28,389	$29,601
Investing activities	$(129,092)	$(4,769)
Financing activities	$106,278	$(20,467)

Net cash provided by operating activities was $28.4 million for the nine months ended September 30, 2015 compared to $29.6 million of net cash provided by operating activities for the nine months ended September 30, 2014, a decrease of $1.2 million. The decrease of $1.2 million resulted from a net loss for the nine months ended September 30, 2015 of $25.3 million, a decrease of $20.7 million, compared to net loss for the nine months ended September 30, 2014 of $4.6 million, offset in part by an increase of $13.7 million in depreciation, depletion and amortization expense and $3.6 million increase in loss on sale/disposal of assets and $2.1 million increase in accretion of asset retirement obligation combined with an increase of $2.5 million in cash provided by change in working capital.
Net cash used in investing activities was $129.1 million for the nine months ended September 30, 2015 compared to $4.8 million for the nine months ended September 30, 2014, an increase of approximately $124.3 million. The increase was attributable to an increase of $115.0 million in cash used for payments related to acquisitions, $4.5 million in cash used for capital expenditures, and an increase in cash used for restricted investments and bond collateral of $11.3 million, offset in part by $9.9 million in proceeds from the sale of investments and proceeds from the sale of assets.
Net cash provided by financing activities was $106.3 million for the nine months ended September 30, 2015, up $126.7 million from net cash used in financing activities of $20.5 million for the nine months ended September 30, 2014. The $126.7 million of cash flows provided in financing activities for the nine months ended September 30, 2015, consisted of an increase of $120.9 million in cash provided from borrowings from long-term debt, offset in part by $2.4 million of cash used in distributions to partners, $9.5 million of cash used in the repayment of long-term debt and $2.9 million in cash used in debt issuance costs and other refinancing costs.
Capital Expenditures
Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the 2014 Financing Agreement, and proceeds from asset sales. In the future, we may also fund capital expenditures with borrowings under the Loan Facility.
The following table summarizes our capital expenditures by type for the three and nine months ended September 30, 2015, and 2014.

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Coal reserves	$—	$—	$—	$5
Mine development	437	1,278	1,117	1,896
Equipment and components	4,263	3,308	10,479	8,549
Total	$4,700	$4,586	$11,596	$10,450
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
As of September 30, 2015, we had $130.7 million of surety bonds outstanding to secure certain reclamation obligations. Additionally, as of September 30, 2015, we had $34.5 million of cash deposits in support of these bonds. Further, as of September 30, 2015, we had $0.4 million of road bonds and $5.4 million of performance bonds outstanding that required no security. We believe these bonds and letters of credit will expire without any claims or payments thereon, and accordingly we do not expect any material adverse effect on our financial condition, results of operations or cash flows therefrom.
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market price risk related to diesel fuel pricing. To reduce this risk in part, we enter into forward purchase agreements. Additionally, we are further protected by diesel fuel escalation provisions contained in certain of our coal supply contracts that provide for a change in the price per coal ton sold in the event of changes in diesel fuel pricing. As of September 30, 2015, we had such price protection with respect to 97.7% of our expected diesel fuel purchases for the remainder of 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 4.Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

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
In November 2014 we entered into a plea agreement regarding, and in December 2014 the U.S. filed and we pleaded guilty to, a single count misdemeanor information in the U.S. District Court for the Southern District of Ohio, Eastern Division. The information filing alleged negligent violation of a condition and limitation of a National Pollutant Discharge Elimination System permit. This matter arose from our voluntary disclosure of the filing of false reports by a rogue employee who was terminated shortly after his false reporting was discovered. We are subject to a probationary period of 6-12 months and are paying a fine of $500,000 and community service payments of $150,000 which were accrued for in 2014.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our 2014 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. With the exception of the additional risk factor set forth below there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2014 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Risks Related to the Drop
The assets we acquired in the Drop may underperform relative to our expectations.
The success of our acquisition of WKL will depend, in part, on our ability to integrate WKL’s assets with our existing business. The integration process may be complex, costly and time consuming. The potential difficulties of integrating the WKL assets and realizing our expectations for Drop include, among other things:
•failure to implement our strategy for the development of the acquired assets;
•unanticipated changes in commodity prices;
•unanticipated changes in applicable laws and regulations;
•retaining and obtaining required regulatory approvals, licenses and permits;
•operating risks inherent in our business; and
•other unanticipated issues, expenses and liabilities.
Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations and the acquired assets are integrated successfully, we may not realize the full benefits of the Drop, including the synergies or cost savings that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the Drop will result in the realization of the full benefits anticipated.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

As a result of the Drop, union represented labor creates an increased risk of work stoppages and higher labor costs.
WKL’s workforce, which is employed by WCC, is represented by the United Mine Workers of America (“UMWA”), a labor union. Exposure to union-represented labor at the Kemmerer Mine increases the risk of strikes and other labor disputes, any of which could adversely impact our results of operations. Additionally, our ability to alter labor costs is subject to a collective bargaining agreement between UMWA and WCC that expires in 2019. While labor strikes are generally deemed a “force majeure” event in long-term coal supply agreements, which would thereby exempt the mine from its delivery obligations, the loss of revenue for even a short time due to labor stoppages could have a material adverse effect on our financial results.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized.

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

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	November 4, 2015	By:	/s/ KEVIN A. PAPRZYCKI
Kevin A. Paprzycki
Chief Financial Officer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	November 4, 2015	By:	/s/ MICHAEL J. MEYER
Michael J. Meyer
Controller
(Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Amended and Restated Contribution Agreement, dated as of July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-34815	2.1	8/4/2015
3(ii)	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP	8-K	001-34815	2.1	8/6/2015
10.1	Loan and Security Agreement by and between Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and The PrivateBank, dated as of October 23, 2015	8-K	001-34815	10.1	10/29/2015
10.2	Amendment No. 1 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of October 23, 2015	8-K	001-34815	10.1	10/292015
10.3
Amendment No. 2 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of July 31, 2015

X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X