Form 10-K
period 2015-12-31
Westmoreland Resource Partners, LP
filed 2016-03-14
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
9540 South Maroon Circle, Suite 200, Englewood, CO 80112
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $10.4 million as of June 30, 2015, based on the reported closing price of the common units as reported on the New York Stock Exchange on June 30, 2015.
As of March 9, 2016, 5,733,560 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

DOCUMENTS INCORPORATED BY REFERENCE: None

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

WESTMORELAND RESOURCE PARTNERS, LP
FORM 10-K
ANNUAL REPORT

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART I

Introduction
This report is both our 2015 Annual Report to unitholders and our 2015 Annual Report on Form 10-K required under the federal securities laws.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 1.Business
Overview
Westmoreland Resource Partners LP is a Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WMLP". We began doing business in 1985, in Coshocton, Ohio, as a contract-mining service to a mining division of a major oil company. In 1989, we transitioned from a contract miner into a producer of our own coal reserves. On July 19, 2010 we completed our initial public offering and moved our headquarters to Columbus, Ohio. On December 31, 2014, our general partner was acquired by Westmoreland Coal Company, a Delaware corporation (“WCC”), and our executive offices were moved to Englewood, Colorado. WCC owns 100% of our GP and, as of the date of this filing, 93.9% beneficial limited partner interest on a fully diluted basis.
Today, we are a growth-oriented, low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are well positioned to serve our primary market area of the Midwest, Northeast and Rocky Mountain regions of the United States.
We operate in a single business segment and have seven operating subsidiaries. The following chart provides an overview of the current ownership structure of the Partnership and its subsidiaries:

Westmoreland Coal Company
Westmoreland Resources GP, LLC
LP
93.8%
IDR(1)
0.61%
GP
Westmoreland Resource Partners, LP
Westmoreland Kemmerer, LLC.
Kemmerer Mine
Oxford Mining Company, LLC
Harrison Resources, LLC
Oxford Mining Company - Kentucky, LLC
Daron Coal Company, LLC
Oxford Conesville, LLC
Westmoreland Kemmerer Fee Coal Holdings, LLC

1The incentive distribution rights (the “IDRs”) held by our GP to provide that the IDRs will be entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit;
and (iii) 48% of quarterly distributions over $0.2000 per unit. As part of the December 31, 2014 restructuring of the GP the IDR distributions were suspend for six quarters, provided that such suspension may be reduced to three quarters if, during the suspension period, additional drop-down transactions aggregating greater than $35.0 million in enterprise value are undertaken by our GP or affiliates of our GP that are reasonably expected to provide accretion to per unit common unitholder distributions.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

2015 Transactions
WCC’s Contribution of Westmoreland Kemmerer, LLC
On August 1, 2015, WCC, who owns and controls our GP, contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC ("WKL"), which operates the Kemmerer mine in Lincoln County, Wyoming, to the Partnership in exchange for $230 million in aggregate consideration, composed of $115 million of cash and 15,251,989 Series A Units of the Partnership (“Series A Units”) with a value of $115 million (the “Kemmerer Drop”). The Kemmerer Drop will be accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Kemmerer Drop for periods as of and subsequent to December 31, 2014.
Immediately prior to the Kemmerer Drop and in accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the “Contribution Agreement”) all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the transferred employees, including but not limited to all post-retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction (the “Excluded Liabilities”).
In connection with the Kemmerer Drop and the issuance of the Series A Units, the Partnership entered into an amendment (the “Amendment”) to our fourth amended and restated partnership agreement, as amended (the "Partnership Agreement"). The Amendment established the terms of the Series A Units and any additional Series A Units that may be issued in kind as a distribution (the “Series A PIK Units,” together with the Series A Units, the "Series A Convertible Units"), and provided that each Series A Convertible Unit will have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
Revolving Credit Facility
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent (the "Loan Agreement"), which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million (the “Revolving Credit Facility”), which reduces availability under the Revolving Credit Facility on a dollar-for-dollar basis. At December 31, 2015, availability under the Revolving Credit Facility was $15.0 million.

Services Agreement
In March 2015, we entered into a new Services Agreement (the “Services Agreement”), effective January 1, 2015, with our GP, which was further amended in October 2015. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing administrative, engineering, operating and other services to the Partnership. Administrative services include without limitation legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement, the Partnership will pay the GP a fixed annual fee of $2.2 million in 2016 for certain administrative services, and will reimburse the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2016, but automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Services Agreement for the year ended December 31, 2015 were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $4.2 million and $0.6 million were included in accounts payable as of December 31, 2015 and December 31, 2014 (under the previous services agreement), respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

AEP Agreement
On February 26, 2015, our subsidiary Oxford Mining Company, LLC ("Oxford Mining") and AEP Generation Resources Inc. ("AEP") entered into a coal purchase and sale agreement (the “AEP Agreement”). Under the AEP Agreement, Oxford Mining agreed to sell, and AEP agreed to purchase, certain quantities of coal from January 1, 2016 through December 31, 2018 to supply AEP’s Conesville, Ohio generating plant: 1.3 million tons during 2016; 1.2 million tons during 2017; and 0.8 million tons during 2018. In addition, pursuant to the AEP Agreement, Oxford Mining has the right of first refusal to supply up to a certain number of additional tons of coal, as needed by AEP: 0.4 million tons during 2016; 0.3 million tons during 2017; and 0.2 million tons during 2018, an increase of 31%, 25%, and 27% over contracted levels, respectively.
Operations
The following map shows our current operations:
General
We are a growth-oriented, low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and are the largest producer of surface mined coal in Ohio. We focus on niche coal markets where we take advantage of customer proximity and strategically located rail and barge transportation. We market our coal primarily to large electric utilities with coal-fired, base load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are well positioned to serve its primary market areas of the Midwest, Northeast and Rocky Mountain regions of the United States.
For the year ended December 31, 2015, WMLP sold 8.5 million tons of coal, 94.0% of which were sold pursuant to long-term coal supply contracts and generated revenue of approximately $347.6 million related to the sale of coal. As of December 31, 2015, WMLP owned or controlled approximately 145.2 million tons of coal reserves, of which 24.3 million tons were leased or subleased to others.
Customers
Our primary customers are electric utility companies that purchase coal under long-term coal sales contracts. Substantially all of our customers purchase coal for terms of one year or longer, but we also supply coal on a short-term or spot market basis for some of our customers. In 2015, we derived approximately 76.0% of our total coal revenues from sales to three customers: American Electric Power Company, Inc. (40.9%), Pacificorp Energy, Inc. (27.2%) and Eastern Kentucky Power Cooperative (7.9%). A portion of these sales were facilitated by coal brokers.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Long-term Coal Supply Contracts
As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with substantially all of our customers. These contracts allow customers to secure an assured supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2015, approximately 94.0% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.
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
Properties
Substantially all of our properties and assets are encumbered by liens securing our and our subsidiaries’ outstanding indebtedness. In addition, borrowings under the Revolving Credit Facility are secured by first priority liens on our and our wholly owned subsidiaries accounts receivable, inventory and certain other specified assets.
We owned or controlled an estimated 145.2 million tons of total proven or probable coal reserves as of December 31, 2015. The following table provides information about mines we owned or controlled as of December 31, 2015:

Total
(Tons in thousands)
Coal reserves:[1]
Proven	128,788
Probable	16,436
Total proven and probable reserves	145,224
Permitted reserves	58,896
2015 production	8,481
1The SEC Industry Guide 7 defines reserves as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:
Proven (Measured) Reserves - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so close and the geographic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
Probable (Indicated) Reserves - Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

As of December 31, 2015, we operated 16 active surface mines and managed these mines as five mining complexes located in eastern Ohio and one mine located in Wyoming. The Ohio mining facilities include two preparation plants, both of which receive, wash, blend, process and ship coal produced from our active mines. The mines use a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. We also own and operate seven augers, moving them among its mining complexes, as necessary, and two highwall miner systems. In August 2015, we completed the Kemmerer Drop from WCC. The Kemmerer mine supplies approximately 2.8 million tons per year to the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. The Kemmerer mine also supplies approximately 1.7 million tons a year to various industrial customers, including Tata Chemicals North America Inc. and FMC Corporation, through long-term contracts extending to 2026. These industrial customers are supplied via both short haul rail and truck. Prices under supply agreements related to the Kemmerer mine are based upon certain actual mine costs and certain inflation/commodity indices for items such as diesel fuel.
The following table provides summary information regarding our principal mining operations as of December 31, 2015:

	Manner of Transport	Machinery	Tons Sold[1]			Employees[2,3]	Coal Seam
Mining Operation			2013	2014	2015
			(thousands of tons)
Belmont	Barge & truck	Coal crusher and blending facility	995	403	644	51	Pittsburgh #8, Meigs Creek #9
Cadiz	Barge, rail & truck	3 coal crushers with truck scale, rail load-out	2,662	3,074	2,125	195	Pittsburgh #8, Redstone #8A,Meigs Creek #9
Kemmerer	Conveyor, rail & truck	Truck and shovel	—	—	4,471	292	Adaville Series
Muhlenberg[4]	N/A [4]	N/A [4]	243	—	—	N/A [4]	N/A [4]
New Lexington	Rail & truck	Coal crusher with truck scale, rail load-out	828	685	551	58	Lower Kittanning #5. Middle Kittanning #6
Noble	Barge & truck	Coal crusher and blending facility	188	251	17	—	Pittsburgh #8, Meigs Creek #9
Plainfield[3]	Truck	N/A [4]	295	—	—	N/A [4]	N/A [4]
Tuscarawas	Truck	2 coal crushers with truck scales, 2 blending facilities, preparation plant	936	1,140	673	62	Brookville #4, Lower Kittanning #5, Middle Kittanning #6, Upper Freeport #7 Mahoning #7A
Tusky[3]	N/A [4]	N/A [4]	—	—	—	N/A [4]	N/A [4]
Total			6,147	5,553	8,481	658
1WMLP acquired the Kemmerer mine on August 1, 2015 from WCC.
2The total number of employees does not include 39 non-union employees located at administrative offices nor does it include 76 non-union employees located at mine support facilities in Ohio.
3The total number of employees at the Kemmerer mine include 231 employees represented by the United Mine Workers of America operating under a labor agreement that expires in 2018. Immediately prior to the Kemmerer Drop and in accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the “Contribution Agreement”) all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the transferred employees, including but not limited to all post-retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction.
4These mining complexes were inactive during 2015.
Belmont. The Belmont mining complex is located in Belmont County, Ohio, and currently consists of the Speidel and Wheeling Valley mines. As of December 31, 2015, the Belmont mining complex included 9.7 million tons of proven and probable coal reserves. Coal produced from this mining complex is primarily transported to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, or by truck to our Barb Tipple facility or our Conesville preparation plant and then transported by truck to the customer. Coal produced from this mining complex is crushed and blended at the Bellaire river terminal before it is loaded onto barges for shipment to our customers on the Ohio River. This mining complex

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

uses area, contour, auger and highwall miner methods of surface mining. This mining complex produced 0.6 million tons of coal for the year ended December 31, 2015.
Cadiz. The Cadiz mining complex, located principally in Harrison County, Ohio, currently consists of the Harrison Resources, Daron, Ellis and Sandy Ridge mines. As of December 31, 2015, the Cadiz mining complex included 7.2 million tons of proven and probable coal reserves. Coal produced from the Cadiz mining complex is trucked either to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, trucked directly to our customer, or trucked to our Cadiz rail loadout facility on the Ohio Central Railroad and then transported by rail to the customer, or trucked to our Strasburg preparation plant then transported by truck to the customer after processing is completed. This mining complex uses the area, contour, auger and highwall miner methods of surface mining. The infrastructure at this mining complex includes three coal crushers, three truck scales and the Cadiz rail loadout. This mining complex produced 2.1 million tons of coal for the year ended December 31, 2015.
Kemmerer. The Kemmerer mine is located in Lincoln County, Wyoming. As of December 31, 2015, the Kemmerer mine included 89.4 million tons of proven and probable coal reserves. Coal produced from the Kemmerer mine is either transported via conveyor belt to the adjacent Naughton Power Station or shipped via short haul rail or truck to various industrial customers. This mine utilizes dragline mining methods of surface mining. The Kemmerer mine produced 4.5 million tons of coal for the year ended December 31, 2015.
New Lexington. The New Lexington mining complex is located in Perry, Athens and Morgan Counties, Ohio, and currently consists of the Avondale and New Lexington mines. As of December 31, 2015, the New Lexington mining complex included 3.6 million tons of proven and probable coal reserves. Coal produced from the New Lexington mining complex is delivered via off-highway trucks to our New Lexington rail loadout facility on the Ohio Central Railroad where it is then transported by rail to the customer or to our Barb Tipple facility. Some of the coal production from this mining complex is trucked to our Conesville preparation plant and then transported by truck to the customer. This mining complex uses the area and auger methods of surface mining. The infrastructure at this mining complex includes a coal crusher and the New Lexington rail loadout. This mining complex produced 0.6 million tons of coal for the year ended December 31, 2015.
Noble. The Noble mining complex is located in Noble and Guernsey Counties, Ohio, and currently consists of the King-Crum mine. As of December 31, 2015, the Noble mining complex included 0.2 million tons of proven and probable coal reserves. Coal produced from this mining complex is trucked to our Bellaire river terminal on the Ohio River or to our Barb Tipple facility. Coal trucked to our Bellaire river terminal is then transported by barge to the customer. Coal trucked to our Barb Tipple blending and coal-crushing facility is transported by truck to the customer after processing is completed. The Noble mining complex uses the area, contour and auger methods of surface mining. This mining complex produced less than 0.1 million tons of coal for the year ended December 31, 2015.
Plainfield. The Plainfield mining complex is located in Muskingum, Guernsey and Coshocton Counties, Ohio, and is currently inactive. As of December 31, 2015, the Plainfield mining complex included 3.6 million tons of proven and probable coal reserves.
Tuscarawas. The Tuscarawas mining complex is located in Tuscarawas and Columbiana Counties, Ohio, and consists of the East Canton, Garrett, Hunt and Stillwater mines. As of December 31, 2015, the Tuscarawas mining complex included 5.3 million tons of proven and probable coal reserves. Coal produced from the Tuscarawas mining complex is transported by truck directly to our customers, our Barb Tipple blending and coal crushing facility or our Strasburg preparation plant. Coal trucked to our Barb Tipple blending and coal crushing facility, our Conesville preparation plant, or our Strasburg preparation plant is then transported by truck to the customer after processing is completed. This mining complex uses the area, contour, auger and highwall miner methods of surface mining. The infrastructure at this mining complex includes three coal crushers with truck scales and the Strasburg blending facility and preparation plant. This mining complex produced 0.7 million tons of coal for the year ended December 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

The following table provides information about the mines held by us as of December 31, 2015. This table does not include any royalty properties as they are discussed below in the “Royalty Revenues” section:

	Belmont	Cadiz	Kemmerer[5,6]	Muhlenberg[4]	New Lexington	Noble	Plainfield[4]	Tuscarawas	Tusky[4]	Total
Location	Belmont County, OH	Harrison County, OH	Lincoln County, WY	Muhlenber & McLean Counties, OH	Perry, Athens & Morgan Counties, OH	Noble & Guernsey Counties, OH	Muskingum, Guernsey & Coshocton Counties, OH	Tuscarawas County, OH	Harrison & Tuscarawa Counties, OH
Coal reserves (thousands of tons)
Proven	9,205	6,275	80,556	1,227	3,379	229	3,622	5,330	18,965	128,788
Probable	531	931	8,867	568	173	—	—	—	5,366	16,436
Total Proven & Probable	9,736	7,206	89,423	1,795	3,552	229	3,622	5,330	24,331	145,224
Permitted Reserved (thousands of tons)	1,327	5,466	30,906	1,227	1,022	—	282	1,946	16,720	58,896
2015 production (thousands of tons)	644	2,125	4,471	—	551	17	—	673	—	8,481
Estimated life of permitted reserves[1]	2016	2018	End 2024	2020+	2017	2015	2017	2018	2025+
Lessor	Private parties	Private parties	Private parties & Federal Gov.	Private parties	AEP & Private parties	Private parties	Private parties	Private parties	Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	660	2,580	7,000	—	600	—	—	600	—	11,440
Coal type	Bituminous	Bituminous	Sub-bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous
Major customers	American Electric Power & East Kentucky Power Coop	American Electric Power & East Kentucky Power Coop	PacifiCorp & various industrial customers	N/A [4]	American Electric Power & East Kentucky Power Coop	American Electric Power & East Kentucky Power Coop	American Electric Power & East Kentucky Power Coop	American Electric Power & East Kentucky Power Coop	N/A [4]
Delivery method	Barge & truck	Barge, rail & truck	Conveyor, rail & truck	N/A [4]	Rail & truck	Barge & truck	Truck	Truck	N/A [4]
Approx. heat content(BTU/lb.)[2]	11,779	11,431	9,919	11,424	11,551	11,286	11,711	11,760	12,900
Approx. sulfur content(%)[3]	4.4%	2.7%	0.78%	3.5%	4.5%	5.3%	4.4%	3.9%	2.1%
Year current complex opened	1999	2000	1950	2009	1993	2006	1990	2003	2003
Total tons mined since inception (thousands of tons)	15,838	450,828	188,737	107,489	174,678	191,730	107,489	192,534	15,148	1,444,471
1Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates.
2Approximate heat content applies to the coal mined in 2015.
3Approximate sulfur content applies to the tons mined in 2015.
4Mining complex was inactive during 2015.
5The Elkol Underground Mine opened in 1950 and the Sorenson Surface Operations opened in 1963. Tons mined since inception for the Kemmerer Mine are for tons mined from 1950 through 2015.
6WMLP acquired the Kemmerer mine from WCC on August 1, 2015.

Preparation Plants, Blending Facilities and Equipment
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

•	our Barb Tipple blending and coal crushing facility, adjacent to a customer’s power plant near Coshocton, Ohio;

•	our Strasburg preparation plant near Strasburg, Ohio;

•	our Conesville preparation plant in Coshocton County, Ohio, also adjacent to a customer’s power plant near Coshocton, Ohio; or

•	our Bellaire river terminal on the Ohio River in Bellaire, Ohio.
Currently, we own or lease most of the equipment utilized in its mining operations and employs preventive maintenance and rebuild programs to ensure that its equipment is well maintained. The mobile equipment utilized at our mining operations is replaced on an on-going basis with new, more efficient units based on equipment age and mechanical condition.
Reclamation
Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee reclamation funding in an amount determined under state law. Bonding companies require posting of collateral, typically in the form of letters of credit or cash collateral, to secure the bonds. As of December 31, 2015, we had $34.5 million in cash deposits and restricted investments supporting $132.5 million in reclamation surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by a particular bonding company. Bonds are released in phases as reclamation is completed in a particular area.
Royalty Revenues
Tusky Coal Reserves
We began underground mining at the Tusky mining complex in late 2003 after leasing coal reserves from a third party in exchange for a royalty based on tons sold. In June 2005, we sold the Tusky mining complex, and subleased the associated underground coal reserves to the purchaser in exchange for a royalty. There are seven years remaining on the lease for the underground coal reserves, and the related sublease. The sublessee has the option at any time after December 31, 2022 to elect to have its interest assigned to the sublessee for defined and predetermined consideration. For the year ended December 31, 2015, we did not recognize any royalty revenue on the sublease of the Tusky reserves.
Oil and Gas Reserves
In December 2014, June 2013 and April 2012, we completed the sale of certain oil and gas rights on land in eastern Ohio for $0.2 million, $6.1 million and $6.3 million, respectively, plus future royalties. There were no oil and gas rights sales in 2015. For the fiscal year ended December 31, 2015, we generated $0.9 million in royalty revenue from the receipt of these oil and gas royalties.
Limestone Revenues
At two of our mines, limestone is removed in order to access the underlying coal. We sells this limestone to a third party that crushes the limestone before selling it to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from the limestone sales. For the year ended December 31, 2015, WMLP produced and sold 0.7 million tons of limestone, and recognized other revenue of $2.9 million in limestone sales.
Competition
The markets in which we sell our coal are highly competitive. We compete directly with other coal producers and indirectly with producers of other energy products that provide an alternative to coal. We compete on the basis of delivered price, coal quality and reliability of supply. Our principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, CONSOL, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Seasonality
Our coal business has historically experienced only limited variability in its results due to the effect of seasons; however, we are impacted by seasonality due to weather patterns and our customer's annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. Our sales typically benefit from decreases in customers' stockpiles due to high electricity demand. Conversely, when these stockpiles increase, demand for our coal will typically soften. Further, our ability to deliver coal is impacted by the seasons. Because the majority of our mines are mine-mouth operations that deliver their coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited.
Material Effects of Regulation
We are subject to extensive regulation with respect to environmental and other matters by federal, state and local authorities in the United States. Federal laws in the U.S. to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Migratory Bird Treaty Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act. The United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies administer and enforce these laws. We are also subject to extensive regulation regarding safety and health matters pursuant to the United States Mine Safety and Health Act of 1977, which is enforced by the U.S. Mine Safety and Health Administration ("MSHA"). Non-compliance with federal, state and local laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders. Our reclamation obligations under applicable environmental laws will be substantial.
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977, MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the recent history. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal and state safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety.
Safety is a core value of WMLP. We use a grass roots approach, encouraging and promoting our workers involvement in safety and accept input from all workers; we feel our workforce's active involvement is a pillar of our safety excellence. During 2015, we continued to maintain U.S reportable and lost time incident rates below national averages as indicated in the table below.

	2015
	Reportable Rate	Lost Time Rate
WMLP Mines	1.05	0.35
U.S. National Average	1.82	1.28
The following provides brief summaries of certain Federal laws and regulations to which we are subject and their effects upon us:
Surface Mining Control and Reclamation Act. SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and, in many instances, have done so. Permitting under SMCRA has generally become more difficult in recent years, especially in light of significant permitting issues affecting the Northern Appalachia region. This difficulty in

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

permitting also affects the availability of coal reserves at our coal mines. It is our policy to comply in all material respects with the requirements of the SMCRA and the state and regulations governing mine reclamation.
Clean Air Act and Related Regulations. The U.S. Clean Air Act ("CAA"), and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, as well as GHGs. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:
Greenhouse Gas Emissions Standards. In August of 2015, the EPA finalized standards for greenhouse gases (GHGs) for new and modified electric generating units (EGUs) referred to as “new source performance standards” or NSPS. The final NSPS for coal-fired EGUs is set at 1,400 pounds of CO2 / megawatt hour on an average annual basis which would, with few possible exceptions, require the installation of partial carbon capture and sequestration at new or modified coal-fired EGUs. Under the CAA, new source performance standards like the GHG NSPS have binding effect from the date of the proposal, which in this case was January 8, 2014. Therefore, any new coal-fired EGU must comply with this standard, which is likely to be major obstacle to the construction and development of any new coal-fired generation capacity. Existing coal-fired generation, however, is also now subject to GHG performance standards that the EPA asserts will reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. At the same time the EPA issued the GHG NSPS, the EPA finalized existing source standards for fossil-fuel fired power plants, which the EPA refers to as the Clean Power Plan. The final Clean Power Plan imposes stringent standards on existing fossil-fuel fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction,” (BSER) including (1) average heat rate improvements of 6% for coal-fired power plants; (2) the re-dispatch of power based on an assumption that underutilized capacity at natural gas combined cycle facilities can be increased to an average of 75% of net summer capacity; and (3) the substitution of coal generation with renewable energy. These existing source standards are implemented by the states, which must meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. Each state can choose either a rate-based or a mass-based goal that reflects the mix of natural gas and coal-fired generation in the state. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming and North Dakota, for example, are faced with greater than 40% emission reductions from a 2012 baseline. The states have until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions be requested by states in an initial submittal. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The D.C. Circuit is reviewing the rule under an expedited briefing schedule, with oral arguments to be held in June of 2016. A number of states, including Montana and Utah, have ceased development of implementation plans, while others, including Colorado, are continuing to work on plan development. If upheld by the courts, these rules have the potential to adversely affect our revenues and profitability, although it is difficult at this stage to determine the timing and extent of any such effects, or to determine the requirements of state plans resulting from these proposals that may ultimately be promulgated and require implementation. In June 2014, the U.S. Supreme Court in UARG v. EPA struck down the EPA’s GHG permitting rules to the extent they imposed on sources a requirement to obtain an air emissions permit and comply with emissions limits solely as a result of GHG emissions. The Court upheld the EPA’s authority to impose the Best Available Control Technology (“BACT”) on large industrial sources such as power plants that are otherwise required to obtain an air emissions permit under the Prevention of Significant Deterioration program or the Title V program of the Clean Air Act. In April 2015, the U.S. Court of Appeals for the D.C. Circuit rejected motions filed by industry groups and certain states arguing that GHG permitting rules should be vacated in their entirety while the EPA undertakes a new rulemaking determining how to address the Supreme Court’s ruling. Therefore the regulatory provisions addressing GHG emissions from large industrial sources, such as fossil-fuel fired EGUs, remain in place. The EPA has not yet initiated a rulemaking to address the Supreme Court’s decision.
Mercury Air Standards. In February 2012, the EPA published national emission standards under Section 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule will generally require all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards, however, and again published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

a year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducts the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. The EPA indicated that it expects to issue a final finding by April 15, 2016.
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012, the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, the EPA published final NAAQS for particulate matter; the EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. The EPA finalized designations for the sulfur dioxide NAAQS in 2013 for a handful of counties and delayed designations for the remainder of the country. The EPA has proposed guidance that would allow states to use both monitoring and modeling for the remaining designations, but has not finalized the guidance or set any deadlines for state recommendations. The EPA finalized nonattainment designations for nitrogen dioxide in January 2012. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further. While it is likely that these and any future developments resulting in stricter NAAQS will to some degree adversely affect us, it is difficult at this stage to determine the timing and extent of such effects.
Clean Air Interstate Rule and Cross-State Air Pollution Rule (“CAIR”) and Cross-State Air Pollution Rule (“CSAPR”). The CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit found that the CAIR was fatally flawed, but ultimately agreed to allow it to remain in place pending the EPA’s development of a replacement rule because of concerns about potential disruptions. In June 2011, the EPA finalized the CSAPR as a replacement rule to the CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reduction effective in 2014. On December 15, 2011, the EPA finalized a supplemental rule making to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing the CAIR until the pending legal challenges have been resolved. In August 2012, the U.S. Court of Appeals vacated the CSAPR in a 2-to-1 decision and left the CAIR standards in place. In April 2014, the U.S. Supreme Court reversed the D.C. Circuit decision that vacated the CSAPR and remanded the cases for further proceedings consistent with the Court’s opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. The EPA filed a motion with the D.C. Circuit to lift its stay of the CSAPR and to toll for three years all deadlines that had not already passed as of the date the stay was granted. The D.C. Circuit granted the EPA’s motion in October 2014, and scheduled oral argument on the remaining challenge to the CSAPR for March 2015. In November, 2014 the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions beginning in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to the EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions will begin in January 2015, with more stringent phase 2 reductions in January 2017 as necessary.
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly. For example, the EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. The EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants, and concerns about potential failures to comply have resulted in a number of high-profile enforcement actions and settlements over the years resulting in some instances in settlements under which operators install expensive new emissions control equipment. The Acid Rain program under Title IV of the CAA continues to impose limits on overall sulphur dioxide and nitrogen oxide emissions from regulated EGUs. In June 2013, President Obama issued a Climate Action Plan, which included a focus on methane reductions from coal mines. In January 2015, the Administration issued its methane strategy, but it did not include requirements for coal mines. In

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

2014 the D.C. Circuit upheld the EPA’s 2013 decision, based on resource constraints, not to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish related emission standards.
Effect on Westmoreland Resource Partners LP. Our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit, or Btu. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act.
Clean Water Act. The Clean Water Act ("CWA") and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance.
Endangered Species Act. The Federal Endangered Species Act ("ESA"), and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on the species that have been identified and the current application of applicable laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties.
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014 and submitted it to the Federal Register for publication. The final rule regulates CCR as solid waste under RCRA. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. The rule is largely silent on the reuse of coal ash. These changes in the management of CCR could increase both our and our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. In the course of our operations, we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

operation of those properties. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
 Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and regional groups including a number of states in the northeastern and mid-Atlantic regions of the US that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
In addition, the EPA, acting under existing provisions of the Clean Air Act, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. In June of 2014, the U.S. Supreme Court overturned the EPA’s GHG permitting rules to the extent they required permits based solely on emissions of GHG. Large sources of air pollutants could still be required to install GHG emission reduction technology. Underground coal mines remain subject to the EPA’s GHG Reporting Program, which required mines to submit annual GHG emission estimates to EPA, but that program has not been extended to surface coal mines.
The impact of GHG-related legislation and regulations, including a “cap and trade” structure, on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover from our customers the costs related to compliance with regulatory requirements imposed on us due to limitations in our agreements.
Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our coal and power plant revenues.
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. As of December 31, 2015, we had posted an aggregate of $132.5 million in surety bonds for reclamation purposes, with approximately $34.5 million of cash and restricted investment bond collateral.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
We also make our public reports available through our website, www.westmorelandMLP.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (855) 922-6463 or by mail at Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 200, Englewood, CO 80112. The information on our website is not part of this Annual Report on Form 10-K.

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
For more information, please read Note 13: Long-Term Debt – Credit Facilities Generally included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
 We have a substantial amount of indebtedness. At December 31, 2015, we had a total outstanding indebtedness of $299.2 million under our 2014 Financing Agreement. Our level of indebtedness could have significant consequences to us and our unitholders, including the following:

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
We sell a material portion of our coal under supply contracts. As of December 31, 2015, we had sales commitments for 91.5% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2016. When our current contracts with customers expire, our customers may decide not to extend existing contracts or enter into new contracts. For the year ended December 31, 2015, we derived 95.5% of our total revenues from coal sales to our ten largest customers (including their affiliates), with our top three customers (including their affiliates) accounting for 76.0% of such revenues.
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
 In addition, we sell some of our coal to brokers who may resell our coal to end users, including utilities. These coal brokers may have only limited assets, making them less credit worthy than the end users. Under some of these arrangements, we have contractual privity only with the brokers and may not be able to pursue claims against the end users.
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
We compete with coal producers in the Midwest, northeastern U.S. and Rocky Mountain regions and in other coal producing regions of the United States.  The domestic demand for, and prices of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry.  Thermal coal accounted for 100% of our coal sales volume for the year ended December 31, 2015. During this period, 59.6% of our thermal coal sales were to electric utilities for use primarily as fuel for domestic electricity consumption. In addition to competing with other coal producers, we compete generally with producers of other fuels. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil, as well as alternative sources of energy. For the first eleven months of 2015, the EIA estimates that coal consumption in the electric power sector totaled 690 million tons, or 93% of total U.S. coal consumption, a historic low, due to low natural gas prices paid by the electric generators that led to a significant increase in the share of natural gas-fired power generation. A further decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity.
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
Our business requires substantial capital expenditures, and we may not have access to the capital required to maintain full productive capacity at our mines.
Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. We must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. As of December 31, 2015, our liquidity of $18.7 million consisted of $3.7 million of cash on hand and $15.0 million of availability under our Revolving Credit Facility. Our results of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected if we cannot make such capital expenditures.
The amount of estimated reserve replacement capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated reserve replacement expenditures as opposed to actual reserve replacement expenditures in order to reduce disparities in operating surplus caused by fluctuating reserve replacement costs. This amount is based on our current estimates of the amounts of expenditures we will be required to make in future years to maintain our depleting reserve base, which we believe to be reasonable. In the future, our estimated reserve replacement expenditures may be more than our actual reserve replacement expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated reserve replacement expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, subject to approval by the conflicts committee of the board of directors of our general partner (the “Conflicts Committee”).
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
Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, our future success and growth would be affected if we are unable to acquire or are significantly delayed in the acquisition of additional reserves through the federal competitive leasing process.
The U.S. federal government owns most of the coal in the vicinity of our mines. Accordingly, the federal competitive leasing process, which is administered by the Bureau of Land Management (“BLM”), is our primary means of acquiring additional reserves. In order to win a lease and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which are not published, and must also exceed any third-party bids. The BLM, however, is not required to grant a lease even if it determines that a bid meets or exceeds the fair market value estimate. Furthermore, since multiple parties are permitted to submit bids for any such federal lease, another bid may be accepted instead of our own. Over time, federal coal leases have become increasingly more competitive and expensive to obtain, and the review process to act on a lease for bid continues to lengthen. We expect this trend to continue. Any failure or delay in acquiring a coal lease, or the inability to do so on economically viable terms, could cause our production to decline, and may adversely affect our business, cash flows and results of operations, perhaps materially. In January 2016, the U.S. Department of the Interior Secretary Jewell issued an order calling for a comprehensive programmatic review under the National Environmental Policy Act of the federal coal program to ensure that the program prices the leases appropriately and takes into account impacts on the environment and public health. The Department has suspended all new coal leasing decisions pending completion of this review. The programmatic review does not affect coal reserves currently under lease. The review will look closely at how, when and where leases will occur. The review is anticipated to take at least three years to complete.
The leasing process also requires us to acquire rights to mine from certain surface owners overlying the coal before the federal government will agree to lease the coal. Surface rights are becoming increasingly more difficult and costly to acquire. Certain federal regulations provide a specific class of surface owners, also known as qualified surface owners (‘‘QSOs’’), with the ability to prohibit the BLM from leasing its coal. If a QSO owns the land overlying a coal tract, federal

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO. This right of QSOs allows them to exercise significant influence over negotiations to acquire surface rights and can delay the leasing process or ultimately prevent the acquisition of coal underlying their surface rights. If we are unable to successfully negotiate access rights with QSOs at a price and on terms acceptable to us, we may be unable to acquire federal coal leases on land owned by the QSO. Our profitability could be adversely affected, perhaps materially, if the prices to acquire land owned by QSOs increase.
We may not be able to successfully replace our reserves or grow through future acquisitions or organic growth projects.
From time to time, we may seek to expand our operations by adding new mines and reserves through strategic acquisitions or other organic growth projects, including drop-downs from our general partner, and we intend to continue expanding our operations and coal reserves through these transactions. Our future growth could be limited if we are unable to continue making acquisitions or conducting organic growth projects, or if we are unable to successfully integrate the companies, businesses or properties we acquire or that are contributed to us from our general partner. We may not be successful in consummating any such transactions and the consequences of undertaking these transactions are unknown. Our ability to conduct these transactions in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates, and regulatory restrictions on us or our general partner.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting s under existing provisions of the federal Clean Air Act has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s announced a Climate Action Plan announced in June 2013, the EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The proposed rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as potentially review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and oral argument is schedule for June of 2016. The U.S. Congress has considered, and in the future may again consider, legislation governing GHG emission, including “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these proposed rules would have on our revenues and profitability. For additional information, see “Business - Material Effects of Regulation” in this report.
Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

An inability to obtain and/or review permits necessary for our operations could prevent us from mining certain coal reserves.
The slowing pace at which permits are issued or renewed for new and existing mines in WMLP’s area of operations has materially impacted production in Appalachia. Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and dredged or fill material into waters of the United States. WMLP’s surface coal mining operations typically require such permits to authorize activities such as the creation of sediment ponds and the reconstruction of streams and wetlands impacted by its mining operations. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits, including the issuance in May 2015 of a final rule revising the definition of regulated waters. The slowing pace at which permits are issued or renewed for new and existing mines has materially impacted production in Appalachia, but could also affect other regions in which WMLP operates. In May 2015, the EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. An inability to obtain the necessary permits to conduct WMLP’s mining operations or an inability to comply with the requirements of applicable permits could reduce WMLP’s production and cash flows, which could adversely affect its business, financial condition and/or results of operations and our cash flow.
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
We estimate that our gross ARO, which is based upon projected mine lives, current mine plans, permit requirements and our experience, was $56.6 million (on a present value basis) at December 31, 2015. We must recover the costs incurred for these liabilities from revenues generated by coal sales.
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
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2015, we paid approximately $3.0 million in premiums for reclamation bonds. We anticipate that, as we permit additional areas for our mines, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
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
In addition, the prices we pay for these materials are strongly influenced by the global commodities market. Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives, diesel and other liquid fuels. A rapid or significant increase in the cost of these commodities could increase our mining costs because we have limited ability to negotiate lower prices, and in some cases, do not have a ready substitute.
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
The Kemmerer Drop added unionized employees to our workforce, and our workforce may become further unionized in the future.
Approximately 236 of Kemmerer’s 297 employees who joined our workforce in connection with the Kemmerer Drop are union employees represented by United Mine Workers of America (“UMWA”), and additional members of our workforce may become represented by unions in the future. Although the Kemmerer employees are employed at the WCC level, the exposure to unionized labor in our workforce nonetheless presents an increased risk of strikes and other labor disputes, and our ability to alter labor costs will be subject to collective bargaining, which could adversely affect stability of production and our results of operations. While the occurrence of labor strikes are generally deemed force majeure events under Kemmerer’s long-term coal supply agreements, which would thereby exempt the mine from its delivery obligations, the loss of revenue from the Kemmerer mine caused by a labor strike for even a short time could have a material adverse effect on our financial results, cash flows and ability to make distributions to our unitholders.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized. Increased unionization of our mines may adversely affect our business, financial condition and/or results of operations.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
The possibility exists that new laws or regulations (or new judicial interpretations or enforcement of existing laws and regulations) could materially affect our mining operations and our business, financial condition and/or results of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

operations, either through direct impacts such as those regulating our existing mining operations, or indirect impacts such as those that discourage or limit our customers' use of coal. For example, the EPA and the U.S. Army Corps of Engineers have issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of the rule was stayed nationwide in October 2015. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs. Additionally, in June 2013, President Obama issued a Climate Action Plan, which included a focus on methane reductions from coal mines. In January 2015, the Administration issued its methane strategy, but it did not include requirements for coal mines. Although we believe that we are in substantial compliance with existing laws and regulations, we may, in the future, experience violations that would subject us to administrative, civil and criminal penalties and a range of other possible sanctions. As a result, the consequences for any noncompliance may become more significant in the future.
Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions other than GHGs, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.
Our customers are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. Further, increased market prices for sulfur dioxide emissions allowances and increased coal ash management costs could also favor an increased blend of the lower ash compliance coal. In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract. A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operations and financial condition. The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s final rule for CCR management, announced in December 2014, that further regulates the handling of wastes from the combustion of coal. In addition, in February 2012, the EPA signed a rule to reduce emissions of mercury and toxic air pollutants from new and existing coal- and oil-fired electric utility steam generating units, often referred to as the MATS Rule. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit’s decision upholding the rule and held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion a year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducts the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. The EPA indicated that it expects to issue a final finding by April 15, 2016.
In April 2014, the U.S. Supreme Court upheld the EPA’s Cross-State Air Pollution Rule (“CSAPR”), which would require stringent reductions in emissions of nitrogen oxides and sulfur dioxide from power plants in much of the Eastern United States, including Texas and North Carolina, and in October 2014 the D. C. Circuit granted the EPA’s motion to lift the D.C. Circuit’s stay of the CSAPR, and remanded the case to the D.C. Circuit for further proceedings. In November, 2014 the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions beginning in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to the EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions will begin in January 2015, with more stringent phase 2 reductions in January 2017as necessary. The In May 2014, the EPA Administrator signed a final rule that establishes requirements for cooling water intake structures for the withdrawal of cooling water by electric generating plants; the rule is anticipated to affect over 500 power plants.
Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. Should the owners be forced by the EPA to install technology, such as Selective Catalytic Reduction (“SCR”) technology, the capital

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

requirements could make the continued operation of the two units unsustainable. As a result, power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Our general partner and its affiliate may have conflicts of interest with us, and their limited fiduciary duties to our unitholders may permit them to favor their own interests to the detriment of our unitholders.
WCC owns 93.8% beneficial limited partner interest in us on a fully diluted bases at December 31, 2015, as well as 100% of our general partner, which owns all of our outstanding 35,291 general partner units and incentive distribution rights. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between WCC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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
Our unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 80% of all outstanding common units is required to remove our general partner. Our general partner owns 0.2% of our common units and the owner of our general partner, WCC, owns 93.8% beneficial limited partner interest on a fully diluted basis at December 31, 2015.
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
We must pay fees to and reimburse our general partner and its affiliates for services provided, which will reduce our cash available for distributions.
Under the Services Agreement, our general partner will continue providing administrative, engineering, operating and other services to the Partnership for a fixed annual fee of $2.2 million in 2016 for certain administrative services plus reimbursement at cost for other expenses and expenditures. The term of the Agreement expires on December 31, 2016, and automatically renews for successive one-year periods unless terminated. The reimbursement to our general partner for such

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

expenses will be determined by our general partner in accordance with the terms of our partnership agreement and as provided under the Services Agreement. In determining the costs and expenses allocable to us, our general partner is subject to its fiduciary duty, as modified by our partnership agreement, to the limited partners, which requires it to act in good faith. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us. We are managed and operated by executive officers and directors of our general partner. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our cash available for distributions.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of the U.S. Congress have considered, and the Administration has proposed, substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. Further, on May 5, 2015, the U.S. Treasury Department (“Treasury”) and the IRS issued proposed regulations interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the proposed regulations. The proposed regulations, however, could be changed before they are finalized and could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. We are unable to predict whether any of these changes, or any other proposals, will ultimately be enacted. Any changes could negatively impact the value of an investment in our common units.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. Tax authorities may adopt positions that differ from the positions we take, and a tax authority’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with a tax authority, and the outcome of any such contest, may increase a unitholder’s tax liability and result in adjustment to items unrelated to us and could materially and adversely impact the market for our common units and the price at which they trade. The rights of a unitholder owning less than a 1% profits interest in us to participate in the federal income tax audit process are very limited. In addition, our costs of any contest with any tax authority will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury recently adopted final regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. We are currently evaluating these regulations, which apply to certain publicly traded partnerships, including us, for taxable years beginning on or after August 3, 2015. However, these regulations do not specifically authorize the use of the proration method we have previously used. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
When we issue additional common units or engage in certain other transactions, we determine the fair value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Code Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of the unitholders.
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
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1s if relief from the IRS was not granted, as described below) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Under current law, such a termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination, we would be treated as a new partnership for tax purposes.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Item 1B.Unresolved Staff Comments
None.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 2.Properties
See “Part I, Item 1 - Business - Operations” for specific information about our mining operations, properties and reserves.
Item 3.Legal Proceedings
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
Item 4.Mine Safety Disclosures
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-K.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART II
Item 5.Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
The common units of Westmoreland Resource Partners, LP are trading on the NYSE under the symbol "WMLP." On March 9, 2016, the closing market price for our common units was $4.08 per unit.
As of March 9, 2016, we had outstanding 5,733,560 limited partner common units, 15,656,551 Series A Convertible limited partner common units and 35,291 general partner units. We also had outstanding warrants to purchase an aggregate of 166,557 common units. There were approximately 9 registered holders of record on March 9, 2016. The number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of registered holders of record. All of the Series A Convertible Units and general partner units, for which there is no established public trading market, are held by WCC.
The following table sets forth the range of the daily high and low sales prices for the periods indicated:

Period	High Price	Low Price
First Quarter 2014	$18.60	$13.20
Second Quarter 2014	$18.24	$9.00
Third Quarter 2014	$13.20	$8.64
Fourth Quarter 2014	$16.68	$7.32

First Quarter 2015	$14.36	$8.42
Second Quarter 2015	$12.23	$8.75
Third Quarter 2015	$8.94	$6.06
Fourth Quarter 2015	$7.60	$2.63
Cash Distributions
On April 22, 2015, July 17, 2015, October 20, 2015 and January 22, 2016 our GP declared a cash distribution for all of our limited partner common unitholders and warrant holders of $0.20 per unit for each of the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The distributions were paid on May 15, 2015, August 14, 2015, November 13, 2015 and February 12, 2016, respectively, to all unitholders and warrant holders of record as of the close of business on May 8, 2015, August 7, 2015, November 7, 2015 and February 5, 2016, respectively. There were no distributions paid during the year ended December 31, 2014.

Cash Distribution Policies
Our partnership agreement requires that we distribute all of our available cash quarterly. Under our partnership agreement, available cash is determined at the end of each quarter and generally defined as cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, to make payments related to any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash may also include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.
Our general partner, who is wholly owned by WCC, is entitled to 0.2% of all quarterly distributions that we make. This general partner interest is represented by 35,291 general partner units. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of distributions over certain amounts, up to a maximum of 48.0% of the cash we distribute from operating surplus in excess of $0.2000 per unit per quarter. The maximum distribution of 48.0% is in addition to the distributions paid to our general partner on its 0.2% general partner interest.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Unregistered Sales of Equity Securities
In August 2015, 15,251,989 common units were issued to WCC in consideration for its contribution to us of WKL. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities.
During 2015, we did not make any purchases of our common units and no such purchases were made on our behalf.
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
WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected our operating results in the Successor year ended December 31, 2015.
SELECTED FINANCIAL AND OPERATING DATA

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor) (1)		(Predecessor)
	Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2015	2014	2014	2013	2012	2011
			(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues:	$384,700	$—	$322,263	$346,767	$373,527	$400,377
Operating income (loss)	(5,212)	(2,783)	2,306	(5,930)	(14,563)	1,528
Net loss	(33,688)	(4,406)	(24,155)	(23,700)	(26,053)	(8,329)
Per common limited partner unit (basic and diluted)
Net loss applicable to limited partner unit	(4.62)	(0.72)	(10.92)	(12.84)	(15.24)	(7.44)
CONSOLIDATED BALANCE SHEET INFORMATION (end of period):
Working capital (deficit)	$4,188	$5,936	N/A	$(1,452)	$(84,129)	$(4,758)
Net property, plant and equipment	277,641	309,757	N/A	144,426	158,483	195,607
Total Assets	425,290	483,845	N/A	224,355	220,899	261,265
Total Debt	309,389	186,666	N/A	163,276	74,450	159,461
Unitholders' capital (deficit)	13,154	107,987	N/A	(15,967)	73,021	(10,998)
OTHER CONSOLIDATED DATA:
Net cash provided by (used in):
Operating activities	$31,994	$(1,820)	$24,385	$9,716	$31,776	$43,951
Investing activities	(134,878)	83	(8,253)	(22,463)	(8,059)	(31,914)
Financing Activities	100,590	7,741	(19,221)	11,859	(22,772)	3,954
Capital expenditures	20,056	—	15,903	22,332	22,687	33,859
Adjusted EBITDA[2]	66,135	—	36,296	39,058	47,917	58,785
Distributable cash flow[3]	16,402	(2,922)	11,510	(4,119)	4,913	3,292
Tons sold	8,481	—	5,631	6,602	7,350	8,458
Distributions paid per unit:
Limited partners:
Common	$0.6000	$—	$—	$—	$1.5125	$1.7500
Series A Convertible	0.2000	—	—	—	—	—
General partner	0.6000	—	—	—	1.0750	1.7500
1See Note 3: Acquisition and Pushdown Accounting included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”
2 Adjusted EBITDA is not defined in GAAP. Adjusted EBITDA is presented because it is helpful to management, industry analysts, investors and lenders in assessing the financial performance and operating results of our fundamental business activities. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures."

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

3Distributable Cash Flow is not defined in GAAP. Distributable Cash Flow is presented because it is helpful to management, industry analysts, investors and lenders in assessing the financial performance and operating results of our fundamental business activities. For a definition of Distributable Cash Flow and a reconciliation of Distributable Cash Flow to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures."
Non-GAAP Financial Measures
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
Reconciliation of Net Loss to Adjusted EBITDA

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)[1]		(Predecessor)
	Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2015	2014	2014	2013	2012	2011
			(in thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(33,688)	$(4,406)	$(24,155)	$(23,700)	$(26,053)	$(8,329)
Loss (gain) on extinguishment of debt	—	1,623	(500)	808	—	—
Income tax expense	157	—	—	—	—	—
Interest expense, net of interest income	29,904	—	27,783	20,242	11,490	9,857
Depreciation, depletion and amortization	54,503	—	39,315	48,081	51,170	51,905
Accretion of ARO and receivable	5,085	—	2,337	2,293	1,567	3,355
EBITDA	55,961	(2,783)	44,780	47,724	38,174	56,788
Restructuring charges	656	2,783	75	1,761	15,650	—
Legal settlements	—	—	(17,548)	(2,100)	—	—
Recapitalization costs	—	—	5,470	—	—	—
(Gain)/loss on sale of assets	6,890	—	14	(372)	(1,692)	1,352
Share-based compensation	438	—	4,559	1,441	1,262	1,077
Other non-cash and non-recurring costs	2,190	—	(1,054)	(9,396)	(5,477)	(432)
Adjusted EBITDA	66,135	—	36,296	39,058	47,917	58,785
Deferred revenue	2,513	—	—	—	—	—
Reclamation and mine closure costs	(8,216)	—	(4,999)	(8,666)	(8,966)	(5,751)
Maintenance capital expenditures and other capitalized items	(15,763)	—	(14,066)	(18,640)	(23,613)	(31,969)
Pension and postretirement medical	2,552	—	—	—	—	—
Cash interest expense, net of interest income	$(20,740)	$(2,922)	$(15,952)	$(12,258)	$(9,461)	$(8,208)
Legal and insurance settlement proceeds	—	—	17,548	2,100	600	1,096
Other	(10,079)	—	(7,317)	(5,713)	(1,564)	(10,661)
Distributable Cash Flow	$16,402	$(2,922)	$11,510	$(4,119)	$4,913	$3,292
1 See Note 3: Acquisition and Pushdown Accounting included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”
2Includes non-cash activity from the change in fair value of investments and warrants as well as non-recurring cost associated with the Kemmerer Drop.
3Includes payments made to pay down our Term Loan as well as capital lease payments and debt issuance costs.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1 above.
Overview
We are a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market area of Indiana, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wyoming.
We operate in a single business segment and have five operating subsidiaries, Oxford Mining Company, LLC, Oxford Mining Company-Kentucky, LLC, WKL, Westmoreland Kemmerer Fee Coal Holdings, LLC and Harrison Resources. All of our operating subsidiaries participate primarily in the business of utilizing surface mining techniques to extract coal and prepare it for sale to our customers.
One of the major factors affecting the volume of coal that we sell in any given year is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro or wind in our particular energy grids, environmental and legal challenges, political influences, energy policies, domestic economic conditions, power plant outages and other factors discussed herein.
We sell almost all of our coal and electricity production under long-term agreements. Our long-term coal contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity specific indices and/or changes in our actual costs.
For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increased for time-to-time operating costs for mining equipment, diesel fuel and other supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
Please see Item 1 - Business, under “Overview,” “2015 Transactions,” and “Recent Developments” information regarding the Kemmerer Drop that occurred during 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Results of Operations
Items that Affect Comparability of Our Results
For 2015 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The (income) expense components of these items were as follows (in thousands):

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2015	2014	2014	2013
Items that Affect Comparability of Our Results
Acquisition and transaction costs	$2,552	$—	$—	$—
Restructuring and impairment charges	656	2,783	75	1,761
Loss (gain) on extinguishment of debt	—	1,623	(500)	808
Recapitalization costs	—	—	5,470	—
Legal and insurance settlement proceeds	—	—	(17,548)	(2,100)
Debt issuance costs	—	—	(6,993)	(3,109)
Total Impact	$3,208	$4,406	$(19,496)	$(2,640)
Items recorded in 2015:

•	We incurred $2.6 million in various investment banker and legal costs related to the Kemmerer Drop.

•
We incurred $0.7 million in restructuring costs resulting from the right sizing of the financing and accounting team after the acquisition of our general partner by Westmoreland Coal Company in December 2014.

Items recorded in 2014 (Successor):

•	We incurred $2.8 million in restructuring costs resulting from termination of the executive team after the acquisition of our general partner by Westmoreland Coal Company on December 31, 2014.

•	We incurred $1.6 million in loss on extinguishment debt related to the payoff of the 2013 Financing Agreement.
Items recorded in 2014 (Predecessor):

•
We incurred $0.1 million in restructuring costs related to the idling of our Illinois Basin operations on December 31, 2013. These charges included professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations.

•	We incurred a $0.5 million gain on extinguishment of debt resulting from the forgiveness of a note payable.

•	We incurred $5.5 million in various investment banker and legal costs associated with Westmoreland Coal Company's acquisition of our general partner on December 31, 2014.

•
We received $17.5 million in litigation settlement proceeds, net of legal expenses, from a former customer compensating us for lost profits on coal sales due to a wrongful termination of a coal supply agreement.

•	We incurred $7.0 million in debt refinancing costs related to the 2014 Financing Agreement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Items recorded in 2013:

•
We incurred $1.8 million in restructuring costs related to the idling of our Illinois Basin operations on December 31, 2013. These charges included termination costs for employees, professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations.

•	We incurred $0.8 million in loss on extinguishment debt related to the payoff of the 2010 Credit Agreement.

•
We received $2.1 million in settlement proceeds resulting from an agreement with a supplier in February 2013 under which the parties agreed to terminate the contract with the supplier making a one-time payment.

•	We incurred $3.1 million in debt refinancing costs related to the 2013 Financing Agreement.
Year Ended December 31, 2015 (Successor) Compared to Period of January 1, 2014 through December 31, 2014 (Predecessor)
Overview

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Total Revenues	$384.7	$322.3	$62.4	19.4%
Net Loss	(33.7)	(24.2)	(9.5)	39.3%
Adjusted EBITDA[1]	66.1	36.3	29.8	82.1%
1Adjusted EBITDA is not defined in GAAP. Adjusted EBITDA is presented because it is helpful to management, industry analysts, investors and lenders in assessing the financial performance and operating results of our fundamental business activities. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures."
Total revenue was $384.7 million for the year ended December 31, 2015, an increase of $62.4 million, or 19.4%, from $322.3 million for the predecessor period ended December 31, 2014. Net loss for the year ended December 31, 2015 was $33.7 million, compared to a net loss for the year ended December 31, 2014 of $24.2 million. Adjusted EBITDA was $66.1 million for the year ended December 31, 2015, an increase of $29.8 million from $36.3 million for the predecessor period ended December 31, 2014.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Coal Sales Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Total coal sales revenue	$375.1	$295.7	$79.4	26.9%
Coal sales revenue was $375.1 million for the year ended December 31, 2015, an increase of $79.4 million, or 26.9%, from $295.7 million for the predecessor period ended December 31, 2014. The increase was primarily attributable to a 50.6% increase in sales tons in the amount of $149.7 million that was primarily the result of the Kemmerer Drop, partially offset by a $8.27 per ton, or an aggregate $70.3 million, decrease in the average sale price per ton for the year ended December 31, 2015.
Non-coal Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Total non-coal revenue	$9.6	$26.6	$(17.0)	(63.9)%
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $9.6 million for the year ended December 31, 2015, a decrease of $17.0 million, from $26.6 million for the predecessor period ended December 31, 2014. Other miscellaneous revenue decreased by $17.7 million to $2.7 million for the year ended December 31, 2015 from $20.4 million in the prior year, due primarily to the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongfully terminated coal supply agreement in the predecessor period ended December 31, 2014. The $17.7 million decrease in miscellaneous revenue and $1.8 million decrease in limestone revenue was offset in part by a $1.9 million increase in non-coal services and a $0.6 million increase in oil and gas royalties the year ended December 31, 2015.
Cost of Coal Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Total Cost of Coal Revenue	$307.0	$258.6	$48.4	18.7%

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Cost of coal revenues (excluding DD&A) was $307.0 million for the year ended December 31, 2015, an increase of $48.4 million, or 18.7%, from $258.6 million for the predecessor period ended December 31, 2014. The increase was primarily attributable to an increase of 2.9 million in tons sold, which corresponds to a $131.1 million increase in cost of coal revenues, partially offset by a decrease in the cost to produce coal of $9.73 per ton, or an aggregate $82.7 million, for the year ended December 31, 2015.
Depreciation, Depletion and Amortization

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Depreciation, depletion and amortization	$54.5	$39.3	$15.2	38.7%
DD&A expense was $54.5 million for the year ended December 31, 2015, an increase of $15.2 million, or 38.7%, from $39.3 million for the year ended December 31, 2014. Depreciation expense increased $12.6 million, or 47.2%, to $39.3 million for the year ended December 31, 2015, from $26.7 million for the year ended December 31, 2014, the increase was primarily attributable to the August 1, 2015 Kemmerer Drop. Amortization expense was $6.9 million for the year ended December 31, 2015, a $0.4 million decrease from $7.3 million for the year ended December 31, 2014. The decrease was primarily attributable to changes in the amortization for asset retirement costs based on revisions to cost estimates and useful lives. Depletion expense was $8.3 million for the year ended December 31, 2015, a $3.0 million increase from $5.3 million for the year ended December 31, 2014, which was primarily attributable to an increase in the depletion rate per ton.
Selling and Administrative

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Total selling, general and administrative	$17.1	$20.5	$(3.4)	(16.6)%
Selling and administrative expenses were $17.1 million for the year ended December 31, 2015, a decrease of $3.4 million, or 16.6%, from $20.5 million for the predecessor period ended December 31, 2014. The decrease is primarily the result of one-time expenses resulting from the WCC transactions which includes $2.0 million in equity-based compensation expense related to change of control provisions for the LTIP for the predecessor period ended December 31, 2014 and other cost reduction efforts made during the year ended December 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Nonoperating Results (including interest expense, interest income, (loss) gain on debt extinguishment other income, change in fair value of warrants, and net loss attributable to noncontrolling interest)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase (Decrease)
	2015	2014	$	%
Interest expense	$(30.8)	$(27.8)	$(3.0)	10.8%
Interest income	0.9	—	0.9	100.0%
(Loss) gain on debt extinguishment	—	0.5	(0.5)	(100.0)%
Other income	0.3	—	0.3	100.0%
Change in fair value of warrants	1.3	0.8	0.5	62.5%
Less net loss attributable to noncontrolling interest	—	1.3	(1.3)	(100.0)%
Our interest expense increased $3.0 million for the year ended December 31, 2015 to 30.8 million compared to $27.8 million of the predecessor period ended December 31, 2014 primarily due to the $120.0 million in additional debt incurred through the Kemmerer Drop on August 1, 2015.
Our interest income was $0.9 million for the year ended December 31, 2015 through an increase in cash on hand throughout the year ended December 31, 2015.
We incurred a $0.5 million gain on extinguishment debt for the predecessor period ended December 31, 2014 related to the forgiveness of a note.
We recognized income from the change in fair value of warrants of $1.3 million for the year ended December 31, 2015, an increase of $0.5 million compared to $0.8 million for the predecessor period ended December 31, 2014. The increase is the result of the declining value of our units traded on the NYSE.
Net income attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL through September 30, 2014. Net loss attributable to noncontrolling interest was $1.3 million for the predecessor period ended December 31, 2014.
Period of December 31, 2014 (Successor)
Restructuring and Impairment Charges
Restructuring and impairment charges were $2.8 million for the successor period ended December 31, 2014, due to severance compensation resulting from the WCC transactions.
Nonoperating Results (including loss on debt extinguishment)
We incurred a $1.6 million loss on extinguishment debt for the successor period ended December 31, 2014 related to the payoff of the 2013 Financing Agreement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Period of January 1, 2014 through December 31, 2014 Compared to Year Ended December 31, 2013 (Predecessor)
Overview

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Total Revenues	$322.3	$346.8	$(24.5)	(7.1)%
Net Loss	(24.2)	(23.7)	(0.5)	2.1%
Adjusted EBITDA[1]	36.3	39.1	(2.8)	(7.2)%
1Adjusted EBITDA is not defined in GAAP. Adjusted EBITDA is presented because it is helpful to management, industry analysts, investors and lenders in assessing the financial performance and operating results of our fundamental business activities. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures."
Total revenue was $322.3 million for the predecessor period ended December 31, 2014, a decrease of $24.5 million, or 7.1%, from $346.8 million for the year ended December 31, 2013. Net loss for the predecessor period ended December 31, 2014 was $24.2 million, compared to a net loss for the year ended December 31, 2013 of $23.7 million. Adjusted EBITDA was $36.3 million for the predecessor period ended December 31, 2014, a decrease of $2.8 million from $39.1 million for the year ended December 31, 2013.
Coal Sales Revenues

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Total coal sales revenue	$295.7	$336.2	$(40.5)	(12.0)%
Coal sales revenue was $295.7 million for the predecessor period ended December 31, 2014, a decrease of $40.5 million, or 12.0%, from $336.2 million for the year ended December 31, 2013. The decrease was primarily attributable to a 14.7% decrease in sales tons in the amount of $49.3 million, partially offset by a $1.57 per ton, or an aggregate $8.8 million, increase in the average sale price per ton for the predecessor period ended December 31, 2014.
Non-coal Revenues

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Total non-coal revenue	$26.6	$10.6	$16.0	150.9%
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $26.6 million for the predecessor period ended December 31, 2014, an increase of $16.0 million, from $10.6 million for the year

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

ended December 31, 2013. Other miscellaneous revenue increased by $15.2 million to $20.4 million for the predecessor period ended December 31, 2014 from $5.2 million in the prior year, due primarily to the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongfully terminated coal supply agreement in predecessor period ended December 31, 2013. The $15.2 million increase in miscellaneous revenue, $0.8 million increase in non-coal services and $0.3 million increase in oil and gas royalties was offset in part by a $0.3 million decrease in limestone revenue for the predecessor period ended December 31, 2014.
Cost of Coal Revenues

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Total Cost of Coal Revenue	$258.6	$290.4	$(31.8)	(11.0)%
Cost of coal revenues (excluding DD&A) was $258.6 million for the predecessor period ended December 31, 2014, a decrease of $31.8 million, or 11.0%, from $290.4 million for the year ended December 31, 2013. The decrease was primarily attributable to a decrease of 1.0 million in tons sold, which corresponds to a $42.6 million decrease in cost of coal revenues, partially offset by an increase in the cost to produce coal of $1.93 per ton, or an aggregate $10.8 million, for the predecessor period ended December 31, 2014.
Depreciation, Depletion and Amortization

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Depreciation, depletion and amortization	$39.3	$48.1	$(8.8)	(18.3)%
DD&A expense was $39.3 million for the predecessor period ended December 31, 2014, a decrease of $8.8 million, or 18.3%, from $48.1 million for the year ended December 31, 2014. Depreciation expense decreased $4.1 million, or 13.3%, to $26.7 million for the year ended December 31, 2014, from $30.8 million for the year ended December 31, 2013, which decrease was primarily attributable to the restructuring related to our Illinois Basin operations. Amortization expense was $7.3 million for the year ended December 31, 2014, a $5.5 million decrease from $12.8 million for the year ended December 31, 2013. The decrease was primarily attributable to changes in the amortization for asset retirement costs based on revisions to cost estimates and useful lives. Depletion expense was $5.3 million for the year ended December 31, 2014, a $0.8 million increase from $4.5 million for the year ended December 31, 2013, which was primarily attributable to an increase in the depletion rate per ton.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Selling and Administrative

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Total selling, general and administrative	$20.5	$17.3	$3.2	18.5%
Selling and administrative expenses were $20.5 million for the predecessor period ended December 31, 2014, an increase of $3.2 million, or 18.5%, from $17.3 million for the year ended December 31, 2013. The increase is primarily the result of one-time expenses resulting from the WCC transactions which includes $2.0 million in equity-based compensation expense related to change of control provisions for the LTIP for the predecessor period ended December 31, 2014.
Nonoperating Results (including interest expense, loss on debt extinguishment, change in fair value of warrants, and net loss attributable to noncontrolling interest)

	Oxford Resource Partners, LP
	(Predecessor)
	Period from January 1 through December 31,	Year Ended December 31,	Increase (Decrease)
	2014	2013	$	%
Interest expense	$(27.8)	$(20.2)	$(7.6)	37.6%
(Loss) gain on debt extinguishment	0.5	(0.8)	1.3	(162.5)%
Change in fair value of warrants	0.8	3.3	(2.5)	(75.8)%
Less net loss (income) attributable to noncontrolling interest	1.3	(1.2)	2.5	(208.3)%
Our interest expense increased $7.6 million for the predecessor period ended December 31, 2014 to $27.8 million compared to $20.2 million or the year ended December 31, 2013 primarily due to an increased interest rate under the 2013 Financing Agreement compared to the 2010 Credit Agreement.
We incurred a $0.5 million gain on extinguishment debt for the predecessor period ended December 31, 2014 related to the forgiveness of a note. We incurred a $0.8 million loss on extinguishment debt for the year ended December 31, 2013 related to the payoff of the 2010 Credit Agreement.
We recognized income from the change in fair value of warrants of $0.8 million for the predecessor period ended December 31, 2014, a decrease of $2.5 million compared to $3.3 million for the year ended December 31, 2013. The December 31, 2014 decrease is the result of the continued declining value of our units traded on the New York Stock Exchange.
Net income attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of CONSOL through September 30, 2014. Net loss attributable to noncontrolling interest was $1.3 million for the predecessor period ended December 31, 2014, a decrease of $2.5 million from net income attributable to noncontrolling interest of $1.2 million for the year ended December 31, 2013. This decrease in net income attributable to noncontrolling interest was primarily due to lower operating margins at the Harrison mine.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Liquidity and Capital Resources
Liquidity
We had the following liquidity at December 31, 2015 and 2014 :

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,
	2015	2014
Cash and cash equivalents	$3.7	$6.0
Revolving Credit Facility	15.0	—
Total	$18.7	$6.0
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
We have managed our liquidity for the year ended December 31, 2015, with $32.0 million of cash flows provided from operations and $100.6 million of cash flows provided from financing activities. As of December 31, 2015, our available liquidity was $18.7 million, which consisted of cash on hand and available borrowing capacity under our Revolving Credit Facility. Due to refinancing our credit facility and the Kemmerer Drop, we believe that our cash from operations will provide sufficient liquidity for at least the next twelve months.
Credit Facilities Generally
On December 31, 2014, we closed on a new credit facility under a Financing Agreement (the “2014 Financing Agreement”) with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The credit facility consists of a $175 million term loan, with an option for an additional up to $120 million in term loans for acquisitions which was exercised on August 1, 2015 to finance the Kemmerer Drop. The 2014 Financing Agreement matures in December 2018. The 2014 Financing Agreement contains customary financial and other covenants. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Proceeds of the credit facility were used to retire our then existing first and second lien credit facilities and to pay fees and expenses related to our existing credit facility, with the limited amount of remaining proceeds being available as working capital.
As of December 31, 2015, the $299.2 million outstanding under the 2014 Financing Agreement bears interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (as defined in the 2014 Financing Agreement) (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate. As of December 31, 2015, we had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
The 2014 Financing Agreement also provides for “PIK Interest” (paid-in-kind interest as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $6.9 million for the year ended December 31, 2015.
In connection with the Kemmerer Drop, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.
Revolving Credit Facility
On October 23, 2015, the Partnership and its subsidiaries (together with the Partnership, the “Borrowers”), entered into the Loan Agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent.  The Loan Agreement permits borrowings by the Borrowers under the Revolving Credit Facility up to the aggregate principal amount of $15 million.  The Revolving Credit Facility permits the Borrowers to obtain letters of credit in an aggregate outstanding amount of $10 million, which will reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Borrowers have not incurred any borrowings under the Revolving Credit Facility.
The Loan Agreement has a maturity date of December 31, 2017.  Borrowers may elect interest under the Revolving Credit Facility to accrue at either (i) the Base Rate, which bears interest at the greater of (A) the Federal Funds Rate plus 0.50% or (B) the Prime Rate, in each case, plus 0.75% (payable monthly), or (ii) the LIBOR Rate, which bears interest for the relevant period as offered in the London Interbank Eurodollar market plus 2.75% (payable on the last day of the applicable interest period). In addition, an unused line fee of 0.50% of the average unused portion of the Revolving Credit Facility is payable monthly.
The Loan Agreement includes a quarterly fixed charge coverage ratio covenant as well as incurrence-based financial covenants regarding the Partnership’s fixed charges and total net leverage, and otherwise contains customary affirmative covenants, negative covenants and events of default.  All extensions of credit under the Loan Agreement are collateralized by a first priority security interest in and lien upon the inventory, accounts receivable and cash of the Borrowers.
Historical Sources and Uses of Cash
The following table reflects cash flows for the years indicated.

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)[1]		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	Year Ended December 31,
	2015	2014	2014	2013
			(in thousands)
Net cash provided by (used in):
Operating activities	$31,994	$(1,820)	$24,385	$9,716
Investing activities	(134,878)	83	(8,253)	(22,463)
Financing activities	100,590	7,741	(19,221)	11,859
1 See Note 3: Acquisition and Pushdown Accounting included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”
Year Ended December 31, 2015 (Successor) Compared to Period from January 1, 2014 through December 31, 2014 (Predecessor)
Net cash provided by operating activities was $32.0 million for the year ended December 31, 2015 compared to $24.4 million of net cash provided in operating activities for the predecessor period ended December 31, 2014, an increase of $7.6 million. We experienced a net loss for the year ended December 31, 2015 of $33.7 million, an increase of $9.5 million

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

compared to a net loss for the predecessor period ended December 31, 2014 of $24.2 million. The increase in the net loss was attributable lower coal sales volumes and cost incurred to execute the Kemmerer Drop. The $9.5 million increase in net loss combined with unfavorable changes in equity-based compensation of $4.1 million and an unfavorable change in working capital of $1.8 million was offset by favorable changes of $15.2 million in depreciation, depletion and amortization, $6.9 million of losses on disposals of assets and $2.7 million of accretion of asset retirement obligations.
.Net cash used in investing activities was $134.9 million for the year ended December 31, 2015 compared to $8.3 million for the predecessor period ended December 31, 2014, an increase of $126.6 million was largely attributable to $115.0 million cash used for the Kemmerer Drop combined with a decrease in cash provided from restricted investments and bond collateral of $4.7 million and an increase in capital expenditures of $4.2 million, offset in part by $2.8 million in proceeds from the sale of assets.
Net cash provided by financing activities was $100.6 million for the year ended December 31, 2015, an increase of $119.8 million from net cash used in financing activities of $19.2 million for the predecessor period ended December 31, 2014. The $119.8 million increase in net cash used in financing activities was primarily attributable to the $120.0 million in additional borrowing related to the Kemmerer Drop.
Period of December 31, 2014 (Successor)
Net cash used in operating activities was $1.8 million for the period of December 31, 2014 which comprised of net loss of $4.4 million that comprised of $2.8 million in restructuring charges and $1.6 million in loss on the extinguishment of debt offset in part by a $1.8 million change in working capital.
Net cash provided by financing activities of $7.7 million for the period of December 31, 2014, resulted from the refinanced our credit facility with a $175.0 million credit facility. Proceeds of the new credit facility were used to retire our then existing first and second lien credit facilities totaling $158.8 million and to pay $8.4 million fees and expenses related to our new credit facility.
Period from January 1, 2014 through December 31, 2014 Compared to Year Ended December 31, 2013 (Predecessor)
Net cash provided by operating activities was $24.4 million for the predecessor period ended December 31, 2014 compared to $9.7 million of net cash provided by operating activities for the year ended December 31, 2013, an increase of $14.7 million. We experienced a net loss for the predecessor period ended December 31, 2014 of $24.2 million, an increase of $0.5 million compared to a net loss for the year ended December 31, 2013 of $23.7 million. The increase in the net loss was attributable in part to the WCC transactions which generated $8.2 million in nonrecurring costs. The $8.2 million in transaction-related costs consisted of $5.5 million in recapitalization costs and $2.8 million in share-based compensation expense which was triggered by change of control provisions for the LTIP. The $8.2 million in transaction expenses was offset in part by the receipt of $17.5 million in net legal settlement proceeds, a $8.7 million decrease in depreciation, depletion and amortization expense and a $1.7 million decrease in restructuring and impairment charges, respectively. These differences, combined with a $10.4 million favorable change in working capital, are the primary drivers of the increase in net cash provided by operating activities. The favorable change in working capital was primarily attributable to favorable changes of $9.4 million in accounts receivable, and $3.9 million in reclamation and mine closure costs, partially offset by an unfavorable change in accounts payable and accrued expenses of $2.0 million.
Net cash used in investing activities was $8.3 million for the predecessor period ended December 31, 2014 compared to $22.5 million for the year ended December 31, 2013, a decrease of $14.2 million. The $14.2 million decrease was attributable to a $14.0 million decrease in the cash used for restricted investments and bond collateral and a $6.4 million decrease in property, plant and equipment spend, partially offset by a $3.2 million reduction in net proceeds from the sale of assets and a $3.0 million reduction in insurance proceeds received.
Net cash used in financing activities was $19.2 million for the predecessor period ended December 31, 2014, a decrease of $31.1 million from net cash provided by financing activities of $11.9 million for the year ended December 31, 2013. The $31.1 million decrease in net cash used in financing activities was primarily attributable to the $12.6 million principal prepayment paid in conjunction with the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongful termination of a coal supply agreement and the $3.6 million redemption payment for the noncontrolling interest in Harrison.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Contractual Obligations

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	After 2020
	(In thousands)
Long-term debt obligations (principal and interest)	$414,739	$28,231	$386,356	$152	$—
Capital lease obligations (principal and interest)	9,919	2,609	4,758	2,552	—
Operating lease obligations	6,454	4,380	1,559	515	—
Fixed-price diesel fuel purchase contracts	22,568	22,568	—	—	—
Other obligations[1,2]	133,197	16,032	25,868	13,142	78,155
Totals	$586,877	$73,820	$418,541	$16,361	$78,155
1Represents payments due under the terms of the Services Agreement with our GP who provides services through its employees to us and is reimbursed for all related costs incurred on our behalf and final reclamation costs.
2In accordance with the contribution agreement related to the Kemmerer Drop, WCC shall, in compliance with the Services Agreement and the Partnership Agreement, allocate expenses incurred for post retirement pension, medical, and other benefit liabilities attributable to Transferred Employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
Critical Accounting Policies and Estimates
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
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and coal processing plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations at the end of mining and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities.
See additional information regarding our asset retirement obligations in Note 12 to our consolidated financial statements.
Purchase and Pushdown Accounting

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

WCC's acquisition of our GP was accounted for using the acquisition method under ASC 805, Business Combination. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values.
Per ASC 805-50-25-4 (effective November 18, 2014), we, as an acquiree of WCC through our GP, have the option to apply pushdown accounting in our consolidated financial statements when an acquirer (WCC) obtained control of us. We have chosen to adopt pushdown accounting and will reflect purchase accounting adjustments in our consolidated financial statement.
Recent Accounting Pronouncements
The accounting standards adopted in 2015 did not have a material impact on our consolidated financial statements. See Note 2 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
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
As of December 31, 2015, we had $132.5 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits and restricted investments of $34.5 million. Such cash collateral is included in Restricted investments and bond collateral on our consolidated balance sheets and Change in restricted investments and bond collateral within investing activities on our consolidated statements of cash flow. Additionally, we had road bonds totaling $0.3 million and performance bonds totaling $2.9 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
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
Some of the products used in our mining activities, such as diesel fuel, is subject to price volatility. Through our suppliers, we utilize forward-purchase contracts to manage the exposure related to this volatility. Additionally, our expected diesel fuel needs are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, allowing for a change in the price per coal ton sold. Price changes typically lag the changes in diesel fuel costs by one quarter and are recorded in coal sales. A hypothetical increase of $0.30 per gallon for diesel fuel would have increased the net loss by $2.7 million for the year ended December 31, 2015.
Interest Rate Risks
For the balance of our indebtedness that is not subject to the interest rate swap arrangements, we have exposure to changes in interest rates on our indebtedness associated with our 2014 Financing Agreement. At December 31, 2015, the weighted average cash interest rate on our debt under the 2014 Financing Agreement was 9.25%. Based on our borrowings at the end of 2015, a hypothetical 100 basis point increase in short-term interest rates would result, over the subsequent twelve-month period, in reduced net income of approximately $2.4 million.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 8.Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-48 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9.Changes in and Disagreements With Accountant on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2015, management conducted an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in their 2013 Internal Control-Integrated Framework.. Based upon management’s evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 9B.OTHER INFORMATION
None

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Partnership Management
We are managed and operated by the directors and executive officers of our general partner, Westmoreland Resources GP, LLC. Westmoreland Coal Company owns 93.9% of our limited partner interests on a fully diluted basis, 100% of the membership interests in our general partner and our incentive distribution rights. Our general partner was not elected and is not subject to election in the future by our unitholders. Our general partner has a board of directors (the "Board"), and our unitholders are not entitled to elect the directors or participate in our management or operations. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
During 2015, our general partner’s board of directors had eight directors, four of whom are "independent" as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of its general partner or to establish a compensation or nominating committee. However, our general partner is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Our general partner’s board of directors has affirmatively determined that Robert T. Clutterbuck, Keith D. Horton, Kurt D. Kost and Gerald A. Tywoniuk are independent as described in the rules of the NYSE and the Exchange Act.
In this report, we provide executive compensation information on our general partner’s current and former principal executive officers, and our next two most highly paid executive officers, in each case as of December 31, 2015, based on total compensation determined under Item 402 of Regulation S-K. We refer to these officers in this report as our “named executive officers.” All of our general partner’s named executive officers are employed as executive officers of Westmoreland Coal Company. Our general partner’s executive officers allocate their time between managing our business and affairs and those of Westmoreland Coal Company. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business. However, certain of these executive officers devoted a majority of their professional time to Westmoreland Coal Company during 2015. Our named executive officers participate in the employee benefit plans and compensation arrangements of Westmoreland Coal Company, and the compensation committee of Westmoreland Coal Company’s board of directors sets the components of their compensation, including salary, annual incentive and long-term incentive plans. We have no control over this compensation determination process. Please refer to Westmoreland Coal Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (the "WCC Proxy Statement") for further information on the compensation of certain of out named executive officers during 2015.
Under the terms of our Services Agreement with WCC, we pay a fixed management fee in connection with our general partner’s management of our business. We also reimburse our general partner and its affiliates (including WCC) for direct costs and expenses they incur and payments they make in providing general and administrative services for our benefit. Corporate and other costs and expenses incurred by WCC and its affiliates that are directly attributable to Partnership entities will be allocated to us. WCC allocates these corporate and other costs on the basis of the costs and the level of support attributable to the applicable operating facilities for each function performed by the WCC (e.g., legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering), rather than on the basis of time spent by individual officers acting within a function. The estimated cost and level of support for each of our operating facilities is based on a weighted average of certain factors determined by management of WCC, including the type of operations and headcount at the facilities supported. Our Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.
Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC under the Services Agreement. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our general partner for executive officers and other employees who devote less than a majority of their time to us. Each year, our general partner determines the aggregate amount, including the annual fixed fee, to be reimbursed to WCC, by us, taking into account the totality of services performed for our benefit by the executive officers during the calendar year. The amounts reimbursed

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

to WCC are not calculated with regard to an executive officer's time spent on our business matters versus those of WCC. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2015, Westmoreland Coal Company allocated $57.3 million of expenses in the aggregate for the services they provided to us, of which $1.1 million is attributable to the annual fixed fee consisting of $0.5 million for executive services and $0.6 million for corporate and other costs described above. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with WCC and its affiliates.
Directors and Executive Officers
Directors of our general partner, which we refer to as our Board, are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. All of the directors of our general partner were appointed to the Board on January 6, 2015, except for Mr. Veenstra who was appointed December 1, 2015. The executive officers of our general partner serve at the discretion of the Board. The following table shows certain information for the directors and executive officers of our general partner from January 1, 2015 to December 31, 2015.

Name	Age	Position
Kevin A. Paprzycki(a)	45	Chairman of the Board, President, Chief Executive Officer and Director
Jason W. Veenstra(b)	37	Chief Financial Officer, Treasurer and Director
Jennifer S. Grafton	39	Chief Legal Officer and Director
Gregory J. Honish	59	Senior Vice President, Operations
Michael J. Meyer(c)	39	Chief Accounting Officer and Corporate Controller
Robert T. Clutterbuck	65	Director
Keith D. Horton	62	Director
Kurt D. Kost	59	Director
Gerald A. Tywoniuk	54	Director
Charles C. Ungurean	65	Director
Keith E. Alessi(d)	61	Former Director, Chairman of the Board, President and Chief Executive Officer
(a) Mr. Paprzycki served as Chief Financial Officer and Director, until December 1, 2015, when he was appointed to his current position. He also held the Treasurer title from December 31, 2014, until July 27, 2015.
(b) Mr. Veenstra served as Treasurer from July 27, 2015, until December 1, 2015, when he was appointed to his current position.
(c) Mr. Meyer was appointed to his current position on February 18, 2015.
(d) Mr. Alessi retired from his positions effective December 1, 2015.

Kevin A. Paprzycki, was elected and has served as Chief Executive Officer, President and Director of our general partner since December 1, 2015. He was previously appointed Chief Financial Officer and Treasurer of our general partner in December 2014, and held the Treasurer title until July 2015. He was elected and has served as a member of the board of directors of our general partner since January 6, 2015. Mr. Paprzycki joined WCC as Controller and Principal Accounting Officer in June 2006 and was named Chief Financial Officer in April 2008, and then Treasurer in June 2010. Prior to WCC, Mr. Paprzycki was Corporate Controller at Applied Films Corporation from 2005 to 2006. Mr. Paprzycki became a certified public accountant in 1994 and a certified financial manager and certified management accountant in 2004. His experience at WCC with the coal industry and as Chief Financial Officer provide him with the necessary skills to be a member of the Board. Mr. Paprzycki earned his B.S. in Accountancy from Case Western Reserve University and his M.B.A from the University of Utah.

Jason W. Veenstra, was Treasurer of our general partner from July 27, 2015, until he was appointed Chief Financial Officer, Treasurer and Director of our general partner on December 1, 2015. Mr. Veenstra was also appointed Chief Financial Officer at Westmoreland Coal Company on December 1, 2015, where he had previously held the role of CFO - Canada since April 2014. Previously Mr. Veenstra had held various roles at Sherritt International from 2006 until 2014, including serving

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

as director of business development and Chief Financial Officer for the coal division. Mr. Veenstra's experience with WCC and financial background, specifically in the coal industry, provide him with the necessary skills to be a member of the Board. Mr. Veenstra received a bachelor of Commerce degree in Accounting from the University of Alberta and articled at Ernst & Young LLP to complete his Chartered Accountant designation.
Jennifer S. Grafton was elected and has served as Chief Legal Officer of our general partner since January 1, 2015, and Secretary from January 1 until February 18, 2015. She was elected and has served as a member of the Board since January 6, 2015. Ms. Grafton joined WCC as Associate General Counsel in December 2008. She was named General Counsel and Secretary in February 2011 and was promoted to Senior Vice President, Chief Administrative Officer and Secretary in November 2014. Prior to WCC, Ms. Grafton worked in the corporate group of various Denver-based and national law firms focusing her practice on securities and corporate governance. She is a member of the Colorado bar. Ms. Grafton’s experience at WCC with the coal industry as Associate General Counsel, General Counsel and then Senior Vice President and Chief Administrative Officer provide her with the necessary skills to be a member of the Board. Ms. Grafton graduated from the University of Michigan Ross School of Business with her M.B.A. with High Distinction, graduated from the University of Denver Sturm College of Law with her J.D., Order of St. Ives, and received her B.S. from the University of Puget Sound.
Charles C. Ungurean served as President and Chief Executive Officer of our general partner from its formation in 2007 through December 31, 2014, and has served as a member of the Board since its formation in 2007. In 1985, he co-founded our predecessor and wholly owned subsidiary, Oxford Mining Company. Mr. Ungurean served as President and Treasurer of our predecessor from 1985 to August 2007. He currently serves on the board of directors of the National Mining Association. In addition, Mr. Ungurean served as Chairman of the Ohio Coal Association from July 2002 to July 2004. His more than 40 years of experience in the coal industry, over 25 of which have been spent running our operations or the operations of our predecessor and wholly owned subsidiary, Oxford Mining Company, provide him with the necessary skills to be a member of the Board and a member of the executive committee of our general partner. Mr. Ungurean received a B.A. in General Studies from Ohio University and is a certified surface mine foreman in Ohio.
Robert T. Clutterbuck was elected and has served as a member of the Board since January 6, 2015. He has been the managing partner and portfolio manager at Clutterbuck Capital Management LLC for the past nine years. Prior thereto, Mr. Clutterbuck was Chairman of Key Capital Partners, which provided brokerage, capital markets, insurance, investment banking and asset management expertise to business and private clients nationwide. He was also Chief Executive Officer of McDonald Investments Inc. and was a Senior Executive Vice President of KeyCorp. In addition to serving on the McDonald Investments Board, Mr. Clutterbuck has served on numerous philanthropic boards as well as several advisory boards of financial institutions. His extensive financial experience provide him with the necessary skills to be a member of the Board and a member of the audit committee of our general partner. With respect to the audit committee, Mr. Clutterbuck was designated as financially literate in accordance with NYSE listing standards based on his education and experience. He earned a bachelor’s degree from Ohio Wesleyan University and a M.B.A. from the University of Pennsylvania Wharton School of Business.
Keith D. Horton was elected and has served as a member of the Board since January 6, 2015. On January 1, 2015, he retired from his position as President of PVR Coal, a subsidiary of Regency Gas Partners. From March 2010 until March 2014, Mr. Horton was Executive Vice President and Chief Operating Officer - Coal at PVR Partners, a publicly traded master limited partnership. He has an extensive background in coal operations and management, including a mine engineer position with WCC that was his first position out of college. Mr. Horton’s extensive experience in the coal industry provide him with the necessary skills to be a member of the Board, a member of the executive and audit committees of our general partner. With respect to the audit committee, Mr. Horton was designated as financially literate in accordance with NYSE listing standards based on his education and experience. He earned a bachelor’s degree in Engineering of Mines from West Virginia University and completed the University of Virginia Darden School of Business’ Executive Management Program.
Kurt D. Kost was elected and has served as a member of the Board since January 6, 2015. He has over 35 years' experience in the mining industry. Mr. Kost’s expertise includes coal operations and engineering; safety and process management related to operational and maintenance improvements; deploying technology in practical field applications; post-merger organization design and implementation; and executive management and leadership. From September of 2013 until May of 2014 he was a Senior Vice President with Norwest Corporation and from 2009 until 2012 was President of Alpha Natural Resources. Mr. Kost’s extensive experience in the coal industry provide him with the necessary skills to be a member of the Board and a member of the audit committee of our general partner. With respect to the audit committee, Mr. Kost was designated as financially literate in accordance with NYSE listing standards based on his education and experience.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Mr. Kost earned a bachelor’s degree in Mining Engineering from South Dakota School of Mines and Technology and in 2004 completed Harvard Business School’s Advanced Management Program.
Gerald A. Tywoniuk has served as a member of the Board since January 2009. He also serves as a director and audit committee chairperson of the general partner of American Midstream Partners, LP, as well as a director and audit committee member of the general partner of Landmark Infrastructure Partners LP. In addition to his board of director roles, Mr. Tywoniuk has provided various interim and project Chief Financial Officer services since May 2010. From June 2008 until August 2013, he held various management and finance roles, including Plan Representative, acting Chief Executive Officer, and Chief Financial Officer of Pacific Energy Resources Ltd., an oil production company. Mr. Tywoniuk joined that company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and by August 2013 the company completed its liquidation. Mr. Tywoniuk previously served as Chief Financial Officer of Pacific Energy Partners, LP, an oil and refined products pipeline and storage partnership from 2002 to 2006, and MarkWest Energy Partners, L.P. and its predecessor, principally a natural gas and liquids midstream services partnership, from 1997 to 2002. He has over 33 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and 4 years as Vice President/Controller of a fourth public company. Mr. Tywoniuk’s extensive accounting, financial and executive management experience, as well as his in-depth knowledge of the mining industry generally and our partnership in particular, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the board of directors and a member and chairman of the audit committee of our general partner. With respect to the audit committee, Mr. Tywoniuk was designated as an audit committee financial expert and financially literate in accordance with NYSE listing standards based on his education and experience. He earned a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant.
Gregory J. Honish has served as Senior Vice President, Operations of our general partner since March 2009. Mr. Honish has served in other capacities with us and our predecessor since January 1999, including Vice President, Mining and Business Development from September 2007 to March 2009 and Senior Mining Engineer from January 1999 to September 2007. Mr. Honish has held various positions in engineering, operations and management in the coal industry during his more than thirty-year professional career at mines in Northern Appalachia, Central Appalachia, the Illinois Basin and the Powder River Basin. He is a licensed professional engineer in Ohio and West Virginia and a certified surface mine foreman in Ohio and Wyoming. Mr. Honish received a B.S. in Mining Engineering from the University of Wisconsin.
Michael J. Meyer was appointed Chief Accounting Officer in February of 2015 and has served as Controller of our general partner since October 2012. Prior to joining Westmoreland GP, he was an Internal Audit Manager with L Brand, a specialty retailer, from May 2010 through October 2012. Mr. Meyer has over 11-years of public accounting experience and has focused on global consumer industrial clients. Prior to May 2010 Mr. Meyer was an Audit Senior Manager with KPMG LLP. He earned a B.B.A. with a double major in accounting and finance from the Carl H. Lindner College of Business at the University of Cincinnati in June of 1999 and became a certified public accountant in March 2002.

Keith E. Alessi was elected and has served as Chief Executive Officer and President of our general partner from January 1, 2015, through December 1, 2015. He was elected and has served as a member of the Board since January 6, 2015, and was appointed Chairman of the Board of our general partner on January 13, 2015, also retiring from those positions as of December 1, 2015. Mr. Alessi has served in various capacities at Westmoreland Coal Company since 2007, and served as its Chief Executive Officer until his December 1, 2015, retirement. He was an adjunct lecturer at the University of Michigan Ross School of Business from 2001 to 2010 and was an Adjunct Professor at The Washington and Lee University Law School from 1999 to 2007. Mr. Alessi previously served as Chief Executive Officer, Chief Operating Officer or Chief Financial Officer of a number of public and private companies from 1982 to 2000. Mr. Alessi has a M.B.A. from the University of Michigan and a B.S. from Wayne State University and is a certified public accountant.
Corporate Governance
The Board has adopted corporate governance guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our officers, directors and employees, as applicable. The corporate governance guidelines, the code of business conduct and ethics, the charters of our audit and executive committees and our lead independent director charter are available on our website at www.westmorelandMLP.com and in print without charge to any unitholder who requests any of them. A unitholder may make such a request in writing by mailing such request to Investor Relations, Westmoreland Resource Partners, LP, 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112, or by emailing such request to Investor Relations at ir@westmoreland.com. Amendments to, or

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

waivers from, the code of business conduct and ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the code of business conduct and ethics may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Board Meetings; Committees of the Board of Directors

Our Board has audit, executive and conflicts committees. Our Board dissolved our compensation committee as of February 24, 2016. However, the full Board approves equity grants when necessary. No grants of Partnership equity were awarded to executive officers during 2015. The Board held eight meetings in fiscal year 2015. Each director who served during fiscal year 2015 attended at least 75 percent of the meetings of the Board and 76 percent of the meetings of the committees on which he or she served during the periods that he or she served in fiscal 2015.

Audit Committee Report and Independence
The Board has established an audit committee (the “Audit Committee”) that complies with NYSE requirements and Section 3(a)(58)(A) of the Exchange Act. Our general partner is required to have at least three independent directors serving on its board at all times. Gerald A. Tywoniuk, Robert T. Clutterbuck, Keith D. Horton and Kurt D. Kost are our independent directors and serve as the members of the Audit Committee, and all have the requisite education and experience sufficient to be designated as financially literate under NYSE listing standards. The Board has determined that Mr. Tywoniuk, who serves as the chairman of the Audit Committee, has the accounting or related financial management expertise sufficient to qualify as the Audit Committee financial expert in accordance with Item 401 of Regulation S-K.
The Audit Committee meets on a regularly-scheduled basis and with our independent accountants at least four times each year. The Audit Committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing, to review the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and any special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by statement on auditing standards No. 16 (PCAOB Auditing Standard No. 16, Communications With Audit Committees, Related Amendments to PCAOB Standards and Transitional Amendments to AU Section 380), and makes recommendations to the Board regarding the inclusion of our audited financial statements in this Annual Report on Form 10-K.
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
Executive Committee
The board of directors of our general partner has established an executive committee (the “Executive Committee”). The Executive Committee handles matters that arise during the intervals between meetings of the board of directors and that, in the opinion of the chairman of the Executive Committee, do not warrant convening a special meeting of the board of directors but should not be postponed until the next scheduled meeting. Kevin A. Paprzycki, Keith D. Horton and Charles C. Ungurean serve as the members of the Executive Committee. Mr. Paprzycki serves as the chairman of the Executive Committee.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Meeting of Non-Management Directors and Communications with Directors
At least quarterly all of the independent directors of our general partner meet in an executive session without management participation or participation by non-independent directors. Mr. Gerald A. Tywoniuk, as chairman of the Audit Committee, presides over these executive sessions.
The board of directors of our general partner welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the board of directors, including any individual director, by contacting the Secretary of our general partner at www.westmorelandmlp.com/investors/investor-relations-contact-form/ or at the following address: Name of the Director(s), c/o Secretary, Westmoreland Resource Partners, LP, 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Board and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our general partner under Section 16(a) were satisfied during the year ended December 31, 2015, other than (a) late Form 3 filings by each of Keith Alessi, Kevin Paprzycki, Kurt Kost, Robert Clutterbuck, Keith Horton, and Jennifer Grafton filed on January 21, 2015, (b) a late Form 3 filing by Westmoreland Coal Company filed on February 17, 2015, (c) late Form 3 filings by each of Joseph Micheletti and Michael Meyer filed on March 4, 2015, (d) a late Form 4 filing by Westmoreland Coal Company filed October 16, 2015, and (e) a late filing by our director Charles Ungurean, filed February 12, 2016, as a Form 5 referencing transactions on December 1, 2015, and December 10, 2015.
Item 11.    Executive Compensation
On December 31, 2014, our general partner was acquired by WCC. In connection with the acquisition by WCC, a number of our general partners' executive officers were terminated on that date. Mr. Honish is the only named executive officer that was compensated for services to the Partnership as a named executive officer prior to 2015. As such, there are no compensation disclosures in the Summary Compensation Table below with respect to our named executive officers, other than Mr. Honish, for periods prior to fiscal year 2015. Additionally, Mr. Meyer worked as an employee of our general partner for a short time in 2015 before becoming an employee of WCC on February 18, 2015.

Compensation Discussion and Analysis

We are managed by the executive officers of our general partner who are employed by WCC and participate in the employee benefit plans and compensation arrangements of WCC. Two of our named executive officers, Mr. Paprzycki and Mr. Alessi, were also executive officers of WCC for all or some of 2015. Neither we nor our general partner has a compensation committee. For fiscal year 2015, all of our named executive officers other than Mr. Honish were compensated directly by WCC pursuant to the Services Agreement. Mr. Honish's 2015 compensation was determined pursuant to his employment agreement, which expired on December 31, 2015. All decisions as to the compensation of our named executive officers are made by the compensation committee of WCC. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner, we make no decisions relating to such compensation and we have no control over determining such compensation. Other than any awards that may be granted in the future under our Long-Term Incentive Plan, or LTIP, the compensation of our general partner’s executive officers currently is, and in the future will be, set by Westmoreland Coal Company. The executive officers of our general partner will continue to participate in Westmoreland Coal Company’s employee benefit plans and arrangements, including any Westmoreland Coal Company plans that may be established in the future.

Pursuant to the terms of our Services Agreement, we reimburse WCC for a portion of WCC's compensation expense related to our general partner’s executive officers (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). See “Item 13, Certain

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Relationships and Related Transactions, and Director Independence - Services Agreement” for information regarding the Services Agreement and allocation of expenses between the entities that share the services of these executives. Currently, none of the executive officers of our general partner has an employment agreement with us or is otherwise specifically or directly compensated by us for his service as an executive officer of our general partner. However, as noted above, Mr. Honish's compensation was determined pursuant to an employment agreement that expired on December 31, 2015.

A full discussion of the policies and programs of the Compensation Committee of Westmoreland Coal Company will be set forth in the WCC Proxy Statement which will be available upon its filing on the SEC’s website at www.sec.gov and on Westmoreland Coal Company’s website at www.westmoreland.com at the “Investors - SEC Filings” tab. The WCC Proxy Statement also will be available upon request, free of charge, from the Corporate Secretary of our general partner.

Summary Compensation Table
The following table sets forth certain information with respect to Westmoreland Coal Company's compensation of the named executive officers, consisting of our principal executive officer, our former principal executive officer during fiscal year 2015, and our two other most highly compensated executive officers, as required of smaller reporting companies. The table summarizes the compensation attributable to services performed for us by the named executive officers during fiscal year 2015, but determined and paid by Westmoreland Coal Company. Information for 2014 included for Mr. Honish due to his status as a named executive officer in 2014, during which time his compensation was determined by our compensation committee. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015. Aside from Mr. Honish, the amounts reported in the table below are based on an estimate of the portion of each named executive officer’s total compensation paid by Westmoreland Coal Company and reimbursed by us pursuant to the terms of the Services Agreement for services provided to the partnership. Further information regarding the compensation of Mr. Paprzycki and Mr. Alessi, the named executive officers who were also named executive officers of Westmoreland Coal Company for all or a portion of 2015, will be set out in the WCC Proxy Statement. Compensation amounts set forth in the WCC Proxy Statement will include all compensation paid by Westmoreland Coal Company, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards(4)	Non-equity Incentive Plan Compensation(2)	Change in Pension Value(5)	All Other Compensation ($)(6)	Total ($)
Kevin A. Paprzycki President and Chief Executive Officer	2015	—	—	—	—	—	—	—	—
Michael J. Meyer Chief Accounting Officer and Corporate Controller	2015	147,266	—	26,925	—	30,091	—	9,717	213,999
Gregory J. Honish	2015	220,500	220,500	—	—	—		5,948	446,948
Senior Vice President, Operations	2014	221,146	426,650	—	—	—	—	283	648,079
Keith E. Alessi Former President and Chief Executive Officer	2015	—	—	—	—	—	—	—	—

(1)
Messrs. Paprzycki and Alessi split their professional time in 2015 between WCC and us, and all compensation paid to them is determined by WCC. In accordance with SEC rules, a portion of the total compensation paid by WCC to these named executive officers is allocated to the services performed for us, based on an estimate of the portion of each named executive officer's compensation which was reimbursed by us to WCC pursuant to the terms of the Services Agreement. For 2015, the applicable allocation for Mr. Paprzycki was 30% and for Mr. Alessi was 10%. The total compensation paid by WCC to Messrs. Paprzycki and Alessi in 2015, as well as a discussion of how their compensation was determined, will be disclosed in the WCC Proxy Statement. Mr. Meyer is also an employee of WCC and all of the compensation paid to him is determined by WCC. However, under the Services Agreement, since Mr. Meyer devoted substantially all of his professional time in 2015 providing services to the partnership, all of his costs of employment have been passed on to us. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015. Effective as of January 1, 2016 Mr. Honish is an employee of WCC. Mr. Alessi retired from his position as our general partner’s President and Chief Executive Officer on December 1, 2015, and was replaced by Mr. Paprzycki, who was formerly our general partner’s Chief Financial Officer.

(2)
Mr. Honish's employment agreement for 2015 included a cash bonus of 100% of salary, which was awarded to him for his performance in 2015. Mr. Meyer is part of WCC's annual incentive plan for non-equity incentive compensation ("AIP"), which was determined solely by WCC, whereby based on predetermined goals Mr. Meyer was awarded an AIP bonus of $30,091.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

(3)
No Partnership equity was awarded to the named executive officers for 2015. Mr. Meyer's 2015 stock grant was determined solely by WCC and granted solely in WCC equity. Mr. Meyer's grants consisted of 507 time-based restricted stock units representing common stock ("RSU") vesting annually in thirds and 505 performance-based RSUs that vest in their entirety after three years upon attainment of previously determined performance goals. The amount shown for Mr. Meyer represents the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Mr. Honish did not receive equity compensation as part of his compensation package in 2015. Please refer to the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables in the WCC Proxy Statement for further details regarding equity held by Messrs. Paprzycki and Alessi. The following table describes Mr. Meyer's long-term incentive awards wholly determined by WCC and granted in WCC RSUs during 2015.

Name	Percentage of Base Salary	Cash Value of WCC Time- Based RSUs	Cash Value of WCC Performance-Based RSUs	Total Cash Value of WCC RSUs
Michael Meyer	20%	$13,436	$13,489	$26,925

(4)
No Partnership stock options were awarded during 2015 and each of Messrs. Meyer and Honish have no outstanding options in Partnership or WCC equity. For Messrs. Paprzycki and Alessi, the number and value of outstanding WCC equity awards (including unexercised stock options) at year-end will be reported in the WCC Proxy Statement.

(5)
Neither the Partnership nor WCC actively maintains a pension plan, nor a non-qualified deferred compensation plan, for executives. Effective July 1, 2009, WCC froze its pension plan for non-union employees, including named executive officers, resulting in no future benefits accruing under these plans. Please refer to the "Pension Benefits Upon Retirement, Termination, Disability or Death" table in the WCC Proxy Statement for further details on current pension balances for Messrs. Paprzycki and Alessi.

(6)
For named executive officers, the 2015 amounts shown include a holiday-related allowance paid in 2015 to each of Messrs. Meyer and Honish, and an automobile allowance paid to Mr. Honish for automobile wear due to work-related use.  The amount shown for Mr. Meyer includes a matching contribution by WCC under its 401(k) plan, which matches 6% of the executives salary in cash contributions up to the maximum amount allowed under the Internal Revenue Code of 1986, as amended, and is more thoroughly described in the WCC Proxy Statement.

Long-Term Incentive Plan
Our LTIP was originally adopted in 2007 in connection with our formation and subsequently amended and restated in July 2010 in connection with our initial public offering. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs ((1)-(9) collectively, "Awards"). The LTIP provides for flexibility in determining the compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2015 were annual grants of phantom units to our non-employee directors of our general partner. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
The LTIP is administered by the Board, or an alternative committee appointed by the Board, which we refer to together as the “committee” for purposes of this summary. The committee has the power to determine to whom and when Awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP. The maximum aggregate number of common units that may be issued pursuant to the LTIP is 233,840 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, in each case as provided under the LTIP. During 2015, the Board appointed the compensation committee, which was dissolved in 2016, to administer the LTIP.
If a common unit subject to any Award is not issued or transferred, or ceases to be issuable or transferable for any reason, including (but not exclusively) because units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an Award or because an Award is forfeited, terminated, expires unexercised, is settled in cash in lieu of common units, or is otherwise terminated without a delivery of units, those common units will again be available for issue, transfer, or exercise pursuant to Awards under the LTIP, to the extent allowable by law. Common units to be delivered pursuant to awards under our LTIP may be common units acquired by our general partner in the open market, from any other person, directly from us, or any combination of the foregoing.

WCC Compensatory Plans, Agreements, and Programs

WCC does not maintain any tax-qualified defined benefit pension plan or supplemental executive retirement plan. However, our named executive officers have the opportunity to participate in the Westmoreland Coal Company and Subsidiaries Employees’ Savings Plan (the “WCC 401(k) Plan”), a tax qualified defined contribution plan designed primarily to help participating employees accumulate funds for retirement. Our named executive officers may make elective

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

contributions, and WCC makes matching contributions equal to 100 percent of employee contributions up to 6 percent of eligible compensation. All named executive officers are eligible to receive these contributions.

Retirement Benefits.

WCC does not maintain any tax-qualified defined benefit pension plan, or supplemental executive retirement plan. However, our named executive officers have the opportunity to participate in the following WCC 401(k) plan. WCC offers all of its employees, including the named executive officers, the opportunity to participate in the Westmoreland Coal Company and Subsidiaries Employees’ Savings Plan, which is a tax qualified defined contribution plan with 401(k) designed primarily to help participating employees accumulate funds for retirement. Our named executive officers may make elective contributions, and WCC makes company contributions consisting of a matching contribution equal to 100 percent of employee contributions up to 6 percent of eligible compensation. All named executive officers are eligible to receive these contributions.

Severance and Change in Control Benefits
Our named executive officers participate in WCC's severance policy. The severance policy covers virtually all of WCC's employees, although the amount of the severance benefit depends upon employee tier and their years of service. The highest tier, which includes Messrs. Honish and Paprzycki, provides for severance compensation equal to 12 months of monthly base pay, 9 months of outplacement assistance and 12 months of health benefit continuation. One tier below, which includes Mr. Meyer, provides for severance compensation equal to 9 months of monthly base pay, 6 months of outplacement assistance and 9 months of health benefit continuation. Potential severance payments under WCC's severance policy would be paid by WCC. Severance benefits are payable under the policy only in the following circumstances: involuntary termination that is not for cause; termination due to sale of a facility, division or business segment; or relocation of more than 50 miles that the employee declines. Following the expiration of Mr. Honish's employment agreement on December 31, 2015, we have no executives working under employment contracts. In addition, WCC's AIP provides that program participants are only entitled to payment of incentive payouts if they are employed on the date of payment, which typically occurs in April of the following year, although this requirement is deemed fulfilled upon death or disability. All incentive payouts are forfeited in the event a named executive officer leaves employment for any reason, unless expressly agreed to by WCC's compensation and benefits committee. For further discussion on potential payments owed to Mr. Paprzycki upon separation from WCC, please see the "Potential Payments upon Termination or Change in Control" section of the WCC Proxy Statement.

Other WCC Benefits.

Our named executive officers participate in the same basic benefits package and on the same terms as other eligible WCC employees. The benefits package includes the WCC 401(k) Plan described above, as well as medical and dental benefits, disability benefits, insurance (life, travel and accident), death benefits and vacations and holidays. WCC also provides executive physicals and additional long-term disability benefits to certain named executive officers.

For additional detailed information regarding the compensatory plans, agreements and programs of WCC in which our named executive officers participate, we encourage you to read WCC Proxy Statement.

Compensation Committee Interlocks and Insider Participation
Robert T. Clutterbuck, Jennifer S. Grafton and Kevin A. Paprzycki served as the members of the Compensation Committee through December 31, 2015. Mr. Clutterbuck served as the chairman of the Compensation Committee. The Board of Directors of our general partner dissolved the Compensation Committee on February 24, 2016, as all of the Partnership's executives are employed by WCC and all executive compensation decisions are made by the board of WCC.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of WCC perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from WCC's compensation policies or practices, please read the WCC Proxy Statement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Board Report on Compensation
We have reviewed and discussed with management certain compensation discussion and analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2015 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934, or this Annual Report on Form 10-K. Based on that review and discussion, we recommend to the Board that the compensation discussion and analysis provisions be included in this Annual Report on Form 10-K.
Compensation of Directors
Our general partner’s non-employee directors were compensated for their service as directors under our general partner’s Non-Employee Director Compensation Plan, which was terminated effective January 1, 2015. The board of directors adopted a new Outside Director Compensation Plan at the recommendation of the Compensation Committee on February 18, 2015, to be effective as of January 1, 2015. Our non-employee directors for purposes of the plan were directors that (i) were not an officer or employee of our general partner or any of its subsidiaries or affiliates, (ii) were not affiliated with or related to any party that receives compensation from our general partner or any of its subsidiaries and affiliates, and (iii) had not entered into an arrangement with our general partner or any of its subsidiaries and affiliates to receive compensation from any such entity other than in respect of his services as a member of the board of directors. Our Outside Director Compensation Plan is designed to attract experienced and highly qualified individuals. The plan combines cash payments appropriate for their commitment and contributions to us and our unitholders, and equity awards to align the interests of the outside directors and unitholders. Each outside director covered by the plan received an annual compensation package consisting of the following:

•	a cash retainer of $60,000;

•	an annual unit grant having a value of $50,000; and

•	an Audit Committee chair retainer of $10,000 and an Audit Committee member retainer of $5,000.
In addition, in 2015 our general partner’s outside directors were reimbursed for their travel and direct costs associated with membership on the Board. The Board approved the same director compensation package for fiscal year 2016 at a Board meeting in early 2016.
Director Compensation Table for 2015
The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2015, as described above.  Each of our non-employee directors were granted phantom unit equity awards on March 2, 2015.

Name	Fees ($)(1)	Unit Awards ($)(2)	Total ($)
Robert T. Clutterbuck	$65,000	$50,000	$115,000
Keith D. Horton	65,000	50,000	115,000
Kurt D. Kost	65,000	50,000	115,000
Gerald A. Tywoniuk	75,000	50,000	125,000
Charles C. Ungurean	60,000	50,000	110,000

(1)	The amounts in this column represent the fees paid to the directors in 2015. All of the fees were paid in cash.

(2)
The amounts in this column represent the value of unit awards made to directors under our LTIP in 2015. For each of the directors, 4,386 units were granted on March 2, 2015, and vested on March 2, 2016, and the units' market value is based on the average closing price of $11.40 per unit at the grant date.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information regarding the beneficial ownership of units as of March 9, 2016 (the “Ownership Reference Date”) by:

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
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options, warrants, convertible security or right, held by that person that are currently exercisable or exercisable within 60 days of the Ownership Reference Date, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 5,733,560 common units and 15,656,551 Series A convertible units outstanding as of the Ownership Reference Date.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Units Beneficially Owned	Percentage of Series A Convertible Units Beneficially Owned	Percent of Total Common Units and Series A Convertible Units
Westmoreland Coal Company(1)(2)	4,512,500	78.9%	15,656,551	100.0%	94.3%
Kevin A. Paprzycki(1)	—	—%	—	—	—%
Jennifer S. Grafton(1)	—	—%	—	—	—%
Jason W. Veenstra(1)	—	—%	—	—	—%
Robert T. Clutterbuck(3)	36,970	*	—	—	*
Keith D. Horton(4)	4,386	*	—	—	*
Kurt D. Kost(1)	4,386	*	—	—	*
Gerald A. Tywoniuk(5)	13,526	*	—	—	*
Charles C. Ungurean(6)	67,673	*	—	—	*
Gregory J. Honish(1)	14,962	*	—	—	*
Michael J. Meyer(1)	1,816	*	—	—	*
Keith E. Alessi(1)	—	—%	—	—	—%
All directors and executive officers as a group (consisting of 11 persons)	143,719	2.5%	—	—	*
*An asterisk indicates that the person or entity owns less than one percent.

(1)	The address for this person or entity is 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112.

(2)
WCC is the beneficial owner of 35,291 GP unit limited partner interests through its control of our general partner, which we do not include in the calculation of WCC's common unit beneficial ownership, and 55,519 limited partner interests through its ownership of certain common unit warrant rights. Series A Convertible units are convertible to common units on a one-for-one basis at the earlier of Westmoreland Resource Partners, LP declaring a dividend of $0.22 per unit or a change of control.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

(3)
All of these common units are owned by a trust established and trusteed by Mr. Clutterbuck. Mr. Clutterbuck disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.The address for this person or entity is 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112.

(4)
All of these common units are owned by a trust established and trusteed by Mr. Horton and his wife. Mr. Horton disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein. The address for this person or entity is 9450 South Maroon Circle, Suite 200, Englewood, Colorado 80112.

(5)
All of these common units are owned by a trust established and trusteed by Mr. Tywoniuk. Mr. Tywoniuk disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein. The address for this person or entity is 9540 South Maroon Circle, Suite 200, Englewood, Colorado 80112.

(6)
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information concerning common units that may be issued under our LTIP, originally adopted in connection with the Partnership's initial public offering and amended on or about February 27, 2014, as the result of a Schedule 14C filed with the SEC February 4, 2014. Our LTIP allows for awards of options, phantom units, restricted units, unit awards, other unit awards and unit appreciation rights. It currently permits the grant of awards covering an aggregate of 233,840 units. Our LTIP is administered by the Board of our general partner.
The Board of our general partner in its discretion may terminate, suspend or discontinue our LTIP at any time with respect to any award that has not yet been granted. The Board of our general partner also has the right to alter or amend our LTIP or any part of our LTIP from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
The following table summarizes the number of securities that remained available for future issuance under our LTIP as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities That Remained Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	67,140	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	67,140	(2)

(1)
Our LTIP was approved by our partners (general and limited) prior to our initial public offering, and amended in February of 2014. As of December 31, 2015, our LTIP permitted the grant of awards covering an aggregate of 233,840 units, inclusive of prior award grants, which grants did not require approval by our limited partners.

(2)	The number of remaining available units for award grants includes the units that would be issuable upon vesting of a total of 63,780 outstanding phantom units.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 13.	Certain Relationships and Related Transactions, and Director Independence
At March 9, 2016, Westmoreland Coal Company owns 100% of our GP and, as of the date of this filing, 93.9% of our limited partner interests on a fully diluted basis. As such, Westmoreland Coal Company also appoints all of the directors of our general partner.
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

Ongoing Operations Stage
Distributions of available cash to our general partner and its affiliates
We will make cash distributions 99.8% to the unitholders, including WCC as an affiliate of our general partner as the holder of an aggregate of 4,512,500 common units, 15,251,989 Series A units and 0.2% to our general partner at December 31, 2015. Our Series A units, created in 2015, allow our Board to pay distributions on these units in the form of Series A PIK units at its discretion. If distributions exceed the minimum quarterly distribution and the first target distribution level, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, as of December 31, 2015, our general partner and its affiliate WCC would receive an annual distribution of approximately $18,817 on the 0.2% general partner interest and approximately $10,568,028 on the common units and Series A units, if such Series A unit distributions are paid in cash dividends.

Payments to our general partner and its affiliates
Our general partner and its affiliates will be reimbursed for expenses incurred on our behalf, including an annual fixed fee for executive officers and other employees devoting less than a majority of their time to the Partnership. Our partnership agreement provides that our general partner will determine the amount of these expenses.

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
Relationship with Westmoreland Coal Company
WCC owns 100.0% of our sole general partner, Westmoreland Resources GP, LLC, and appoints the members of our Board of Directors and Audit and Conflicts Committees. In addition to the 0.2% general partner interest in us, our general partner owns the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48.0% of the cash we distribute in excess of $0.2000 per quarter. As of the time of this filing, WCC also owns 93.9% of our outstanding beneficial equity interests as of the date of this filing.
Services Agreement
Effective January 1, 2015, we entered into an administrative and operational services agreement ("Services Agreement") with our general partner. We amended the Services Agreement on October 23, 2015, to modify the amount of the fixed annual fee that we pays our general partner for the services provided pursuant to the Services Agreement to reflect increased costs associated with the Kemmerer Drop. Under the Services Agreement, our general partner provides services to us and is reimbursed for related costs incurred on our behalf. The services that our general partner provides include, among other things, operating services, engineering services and general and administrative services, including but not limited to legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our general partner for executive officers and other employees who devote less than a majority of their time to us. During 2015, we paid our general partner approximately

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

$57.3 million for services, primarily related to payroll, performed under the Services Agreement. Any party may terminate the Services Agreement by providing at least 30 days’ written notice to the other parties.
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
The code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics. Additionally, to further structure and facilitate such transactions, the Board of our general partner adopted a related party transactions policy that allows for standing pre-approval of certain transactions and approval by our independent audit committee chairman for related party transactions within certain parameters.
The code of business conduct and ethics described above was reaffirmed and adopted on October 20, 2015. Copies of the code of business conduct and ethics, and our related party transactions policy, can be found at www.westmorelandmlp.com in the Investor Relations/Corporate Governance section. Additionally a unitholder may make such a request in writing by mailing such request to Investor Relations, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 200, Englewood, CO 80112, or by emailing such request to Investor Relations at ir@westmoreland.com.
Further information required for this item is provided in “Item 1. Business - Overview,” “Item 10. Directors, Executive Officers and Corporate Governance” and Note 24: Related Party Transactions included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”
Director Independence
Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance” are incorporated herein by reference.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 14.Principal Accountant Fees and Services
The following table sets forth fees and out-of-pocket expenses billed by our principal accountant for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
Name	2015	2014
	(in thousands)
Audit Fees(1)(2)	$1,140	$485
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(2)
On March 10, 2015 we approved the appointment of Ernst & Young LLP as the Partnership’s independent registered public accounting firm for the fiscal year ending December 31, 2015, which effectively dismissed Grant Thornton LLP as the Partnership’s independent registered public accounting firm as of March 10, 2015. Accordingly, fees for the 2014 annual audit of our financial statements reference those fees billed to us by Grant Thornton LLP, and fees for the 2015 annual audit of our financial statements reference those fees billed to us by Ernst & Young LLP, which also include a reaudit of 2014 by Ernst & Young LLP as a result of the Kemmerer Drop being categorized as a business combination under common control, for more information please see Note 3: Acquisition & Pushdown Accounting included in the notes to the consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data.”

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
The Audit Committee has adopted a policy for the preapproval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Ernst & Young LLP, including audit services, audit-related services, and other services, must be preapproved by the Audit Committee.
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
(a)3.Exhibits. See “Index to Exhibits.”

Westmoreland Resource Partners, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Unitholders of
Westmoreland Resource Partners, LP
We have audited the accompanying consolidated balance sheets of Westmoreland Resource Partners, LP (the “Partnership”) as of December 31, 2015 and 2014 (Successor), and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows for the year ended December 31, 2015 and the period of December 31, 2014 (Successor) and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows of Oxford Resource Partners, LP for the period from January 1, 2014 through December 31, 2014 (Predecessor). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Resource Partners, LP as of December 31, 2015 and 2014 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2015 and the period of December 31, 2014 (Successor), and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows of Oxford Resource Partners, LP for the period from January 1, 2014 through December 31, 2014 (Predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Columbus, Ohio
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Unitholders of
Westmoreland Resource Partners, LP
We have audited the accompanying consolidated balance sheet of Oxford Resource Partners, LP (Predecessor) (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 (not presented herein), and the related consolidated statement of operations, comprehensive loss, partners’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Resource Partners, LP (Predecessor) and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 4, 2014

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$3,710	$6,004
Receivables:
Trade	30,967	40,282
Other	1,585	215
	32,552	40,497
Inventories	23,630	24,485
Deferred income taxes	—	903
Other current assets	4,650	3,673
Total current assets	64,542	75,562
Property, plant and equipment:
Land and mineral rights	104,600	94,646
Plant and equipment	258,877	249,884
	363,477	344,530
Less accumulated depreciation, depletion and amortization	(85,836)	(34,773)
Net property, plant and equipment	277,641	309,757
Advanced coal royalties	10,082	9,153
Restricted investments and bond collateral	34,526	34,382
Intangible assets, net of accumulated amortization of $2.1 and $0 million in December 31, 2015 and 2014, respectively	28,933	31,000
Deferred income taxes, less current portion	—	15,477
Deposits and other assets	9,566	8,514
Total Assets	$425,290	$483,845

See accompanying notes to consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Liabilities and Partners' Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$2,563	$2,316
Accounts payable and accrued expenses:
Trade	23,132	30,192
Deferred revenue	—	2,513
Production taxes	16,586	18,190
Accrued compensation	1,295	1,531
Postretirement medical benefits	—	436
Asset retirement obligations	14,075	10,441
Other current liabilities	2,703	4,007
Total current liabilities	60,354	69,626
Long-term debt, less current installments	306,826	184,350
Postretirement medical costs, less current portion	—	60,245
Pension obligation	—	17,762
Asset retirement obligations, less current portion	42,559	40,104
Warrants	646	1,981
Other liabilities	1,751	1,790
Total liabilities	412,136	375,858
Partners' capital (deficit):
Limited partners (5,711,630 and 5,505,087 units outstanding as of December 31, 2015 and 2014, respectively)	(3,176)	39,549
Series A Convertible Units (15,251,989 and zero units outstanding as of December 31, 2015 and 2014, respectively)	(16,760)	—
General partner (35,291 units outstanding as of December 31, 2015 and 2014, respectively)	33,360	33,472
Net Investment from contribution of Westmoreland Kemmerer LLC	—	33,954
Accumulated other comprehensive (loss) income	(270)	1,012
Total Westmoreland Resource Partners, LP capital	13,154	107,987
Total liabilities and partners’ capital (deficit)	$425,290	$483,845

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)(1)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Revenues:
Coal revenues	$375,090	$—	$295,662	$336,201
Non-coal revenues	9,610	—	26,601	10,566
Total Revenues	384,700	—	322,263	346,767
Costs and expenses:
Cost of coal revenues	306,962	—	258,575	290,427
Cost of non-coal revenues	3,779	—	1,700	1,619
Depreciation, depletion and amortization	54,503	—	39,315	48,081
Selling and administrative	17,122	—	20,510	17,297
Loss (gain) on sales of assets	6,890	—	(218)	(6,488)
Restructuring and impairment charges	656	2,783	75	1,761
Total cost and expenses	389,912	2,783	319,957	352,697
Operating (loss) income	(5,212)	(2,783)	2,306	(5,930)
Other (expense) income:
Interest expense	(30,794)	—	(27,787)	(20,246)
Interest income	890	—	4	4
(Loss) gain on debt extinguishment	—	(1,623)	500	(808)
Other income	250	—	—	—
Change in fair value of warrants	1,335	—	822	3,280
Total other expenses	(28,319)	(1,623)	(26,461)	(17,770)
Loss before income taxes	(33,531)	(4,406)	(24,155)	(23,700)
Income tax expense	(157)	—	—	—
Net loss	(33,688)	(4,406)	(24,155)	(23,700)
Less net loss (income) attributable to noncontrolling interest	—	—	1,270	(1,225)
Net loss attributable to WMLP unitholders	(33,688)	(4,406)	(22,885)	(24,925)
Less net income (loss) allocated to general partner	6,307	(28)	(429)	(497)
Net loss allocated to limited partners	$(39,995)	$(4,378)	$(22,456)	$(24,428)

Net loss per limited partner common unit:
Basic	$(4.62)	$(0.72)	$(10.92)	$(12.84)
Diluted	$(4.62)	$(0.72)	$(10.92)	$(12.84)

Weighted average number of limited partner common units outstanding:
Basic	5,878,187	5,671,644	2,063,983	1,898,040
Diluted	5,878,187	5,671,644	2,063,983	1,898,040

Distributions paid per unit:
Limited partners:
Common	$0.60	$—	$—	$—
Series A Convertible	$0.20	$—	$—	$—
General partner	$0.60	$—	$—	$—
(1)See Note 3.
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Net loss	(33,688)	(4,406)	(24,155)	(23,700)
Other comprehensive income (loss)
Unrealized and realized gains and losses on available-for-sale securities	(930)	—	—	—
Impact of Kemmerer Drop (See Note 23)	660	—	—	—
Other comprehensive loss	(270)	—	—	—
Comprehensive income (loss) attributable to Westmoreland Resource Partners, LP	(33,958)	(4,406)	(24,155)	(23,700)

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands, except for unit data)

	Limited Partners											Accumulated other comprehensive income (loss)	Non- controlling Interest	Total Partners' Capital (Deficit)
	Common		Series A Convertible		Liquidation		Total		General Partner		Net Investment
Predecessor	Units	Capital	Units	Deficit	Units	Deficit	Units	Capital (Deficit)	Units	(Deficit) Capital
Balance at December 31, 2012	874,234	$93,930	—	$—	856,698	$(84,337)	1,730,932	$9,593	35,291	$(2,010)	$—	$—	$3,744	$11,327
Net (loss) income	—	(12,374)	—	—	—	(12,054)	—	(24,428)	—	(497)	—	—	1,225	(23,700)
Equity-based compensation	—	1,441	—	—	—	—	—	1,441	—	—	—	—	—	1,441
Issuance of units to LTIP participants	9,657	(66)	—	—	—	—	9,657	(66)	—	—	—	—	—	(66)
Balance at December 31, 2013	883,891	82,931	—	—	856,698	(96,391)	1,740,589	(13,460)	35,291	(2,507)	—	—	4,969	(10,998)
Net loss	—	(12,053)	—	—	—	(10,403)	—	(22,456)	—	(429)	—	—	(1,270)	(24,155)
Redemption of noncontrolling interest	—	302	—	—	—	261	—	563	—	11	—	—	(3,699)	(3,125)
Equity-based compensation		4,559	—	—	—	—	—	4,559	—	—	—	—	—	4,559
Issuance of units to LTIP participants	108,696	(773)	—	—	—	—	108,696	(773)	—	—	—	—	—	(773)
Predecessor balance at December 31, 2014	992,587	74,966	—	—	856,698	(106,533)	1,849,285	(31,567)	35,291	(2,925)	—	—	—	(34,492)

Successor
Purchase accounting adjustment	—	(64,191)	—	—	—	106,533	—	42,342	—	36,425	—	—	—	78,767
Successor net loss	—	(4,378)	—	—	—	—	—	(4,378)	—	(28)	—	—	—	(4,406)
Contribution of Kemmerer Fee Coal	4,512,500	33,152	—	—	—	—	4,512,500	33,152	—	—	—	—	—	33,152
Contribution of Westmoreland Kemmerer LLC	—	—	—	—	—	—	—	—	—	—	33,954	1,012	—	34,966
Balance at December 31, 2014	5,505,087	39,549	—	—	856,698	—	6,361,785	39,549	35,291	33,472	33,954	1,012	—	107,987
Net income (loss)
Attributable to Predecessor WKL	—	—	—	—	—	—	—	—	—	—	6,472	—	—	6,472
Attributable to partners	—	(26,282)	—	(13,714)	—	—	—	(39,996)	—	(164)	—	—	—	(40,160)
Transaction with Parent/affiliate	—	—	—	—	—	—	—	—	—	155	(5,708)	—	—	(5,553)
Net transfers to WCC	—	—	—	—	—	—	—	—	—	—	66,189	—	—	66,189
Equity-based compensation	—	208	—	—	—	—	—	208	—	—	231	—	—	439
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(622)	—	(622)
Acquisition of WKL	—	101,173	—	—	—	—	—	101,173	—	625	(101,138)	(660)	—	—
Cash paid in the acquisition of WKL	—	(114,294)	—	—	—	—	—	(114,294)	—	(706)	—	—	—	(115,000)
Class A convertible units issued in the acquisition of WKL	—	—	15,251,989	—	—	—	15,251,989	—	—	—	—	—	—	—
Common unit distribution	206,543	—	—	—	—	—	206,543	—	—	—	—	—	—	—
Cash distribution to unitholders	—	(3,530)	—	(3,046)	—	—	—	(6,576)	—	(22)	—	—	—	(6,598)
Successor balance at December 31, 2015	5,711,630	$(3,176)	15,251,989	$(16,760)	856,698	$—	21,820,317	$(19,936)	35,291	$33,360	$—	$(270)	$—	$13,154
 See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Cash flows from operating activities:
Net loss	$(33,688)	$(4,406)	$(24,155)	$(23,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	54,503	—	39,315	48,081
Accretion of asset retirement obligations	5,085	—	2,337	2,293
Restructuring and impairment charges	656	2,783	75	1,761
Equity-based compensation	439	—	4,559	1,441
Gain on sale of oil and gas rights	—	—	(232)	(6,116)
Loss (gain) on sales of assets	6,890	—	14	(372)
Gain on sales of investment securities	139	—	—	—
Non-cash interest expense	6,857	—	7,744	4,094
Amortization of deferred financing costs	2,308	—	4,099	3,178
Other	(1,335)	—	(822)	(3,352)
Loss on extinguishment of debt	—	1,623	(500)	808
Changes in operating assets and liabilities:
Receivables, net	6,824	(300)	3,313	(6,062)
Inventories	1,545	—	(1,161)	(778)
Accounts payable and accrued expenses	(11,329)	(198)	(4,859)	(2,881)
Deferred revenue	(2,513)	—	—	(106)
Accrued compensation	(236)	—	(1,858)	1,760
Asset retirement obligations	(4,302)	—	(4,354)	(8,222)
Accrual for postretirement medical benefit	2,771	—	—	—
Pension obligation	(219)	—	—	—
Other assets and liabilities	(2,401)	(1,322)	870	(2,111)
Net cash provided by (used in) operating activities	31,994	(1,820)	24,385	9,716
Cash flows from investing activities:
Additions to property, plant and equipment	(20,056)	—	(15,903)	(22,332)
Change in restricted investments and bond collateral	(207)	—	4,456	(9,590)
Net proceeds from sales of assets	385	—	3,194	6,424
Cash from Contribution of Westmoreland Kemmerer LLC	—	83	—	—
Cash payments related to acquisitions	(115,000)	—	—	—
Insurance proceeds	—	—	—	3,035
Net cash (used in) provided by investing activities	(134,878)	83	(8,253)	(22,463)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	120,937	175,000	(6)	150,000
Repayments of long-term debt	(10,136)	(135,822)	(18,626)	(56,072)
Borrowings on revolving lines of credit	—	—	22,500	53,588
Repayment on revolving lines of credit	—	(23,000)	(19,000)	(126,088)
Debt issuance costs and other refinancing costs	(3,613)	(8,437)	(529)	(9,569)
Redemption of noncontrolling interest	—	—	(3,560)	—
Distributions to partners	(6,598)	—	—	—
Capital contributions from partners	—	—	—	—
Net cash provided by (used in) financing activities	100,590	7,741	(19,221)	11,859

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Net (decrease) increase in cash and cash equivalent	(2,294)	6,004	(3,089)	(888)
Cash and cash equivalents, beginning of the year	6,004	—	3,089	3,977
Cash and cash equivalents, end of the year	$3,710	$6,004	$—	$3,089
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,740	$2,922	$14,655	$12,258
Non-cash transactions:
Property, plant and equipment acquired with debt	—	—	35	1,000
Asset retirement costs capitalized in mine development	6,822	—	5,385	8,927
Value of debt assigned to warrants	—	—	—	7,879
Market value of common units vested in LTIP	—	—	1,320	330
Contribution of Kemmerer Fee Coal	—	33,152	—	—
Fair value of Series A Units issued	115,000	—	—	—
Net Assets of August 1, 2015 Kemmerer Drop	101,138	—	—	—
 See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

1. ORGANIZATION AND PRESENTATION
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts and operations of the Westmoreland Resource Partners, LP, or the Partnership and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Westmoreland Coal Company's ("WCC") cost of acquiring our General Partner, Westmoreland Resources GP, LLC ("GP") has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the facts that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” “WMLP,” and the “Partnership” means the business and operations of Westmoreland Resource Partners, LP, the parent entity, as well as its consolidated subsidiaries.

•	Our “GP” means Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.
Acquisition of Oxford Resources GP, LLC
On December 31, 2014, pursuant to a Purchase Agreement dated October 16, 2014, WCC acquired, for $33.5 million in cash, 100% of the equity of our GP from (i) the holders of all of our GP’s outstanding Class A Units, AIM Oxford Holdings, LLC ("AIM") and C&T Coal, Inc ("C&T"), (ii) the holders of all of our GP’s outstanding Class B Units, certain present and former executives of our GP, and (iii) the holders of all of the outstanding warrants for our GP’s Class B Units, the Warrantholders. At the same time, WCC also acquired, for no additional consideration, (i) 100% of the Partnership’s outstanding subordinated units from AIM and C&T, which subordinated units were then converted to liquidation units, and (ii) 100% of the Partnership’s outstanding warrants for subordinated units from the Warrantholders, which warrants were then canceled by WCC.
Please refer to Note 3: Acquisition And Pushdown Accounting.
Contribution of Kemmerer Mine Fee Coal Reserves
On December 31, 2014, pursuant to a Contribution Agreement dated October 16, 2014, WCC contributed to us 100% of the membership interests in Westmoreland Kemmerer Fee Coal Holdings, LLC (“WKFCH”). WKFCH held fee simple interests in 30.4 million tons of coal reserves and related surface lands at WCC’s Kemmerer mine in Lincoln County, Wyoming. Such contribution was made in exchange for 4,512,500 post-reverse split common units.
In connection with this contribution, WKFCH entered into a coal mining lease with respect to these coal reserves with a subsidiary of WCC pursuant to which we will earn a per ton royalty as these coal reserves are mined. Through the coal leasing arrangement, the mining of the Kemmerer mine fee coal reserves will generate minimum royalty payments of $1.0 million per quarter from the start of 2015 through December 31, 2020 and $0.5 million per quarter thereafter through December 31, 2025.
WCC's Contribution of Westmoreland Kemmerer, LLC
On August 1, 2015, WCC, who owns and controls the GP, contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC ("WKL") to the Partnership in exchange for $230 million in aggregate consideration, composed of $115 million of cash and 15,251,989 Series A Convertible Units of the Partnership (“Series A Units”) with a value of $115 million (the “Kemmerer Drop”). The Kemmerer Drop was accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Kemmerer Drop for periods as of and subsequent to December 31, 2014, the earliest point of common control.
The contribution of net assets of WKL was accounted for as a transaction between entities under common control whereby the WKL was recorded at historical book value. As such, the cash consideration paid in excess of the net assets contributed by WCC amounted to $13.2 million. The amount of the cash purchase price in excess of WCC’s basis in the net assets is recognized as a reduction of partners’ equity. The financial statements of WKL have been prepared from the separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
Immediately prior to the Kemmerer Drop and in accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the “Contribution Agreement”) all employees of WKL were transferred to WCC. WCC assumed all liabilities, including the pension plan assets, associated with the transferred employees, including but not limited to all post-retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction (the “Excluded Liabilities”).
For periods prior to August 1, 2015, WKL files consolidated federal and state income tax returns with WCC. As WKL itself is not a taxable entity, WCC’s income tax expense for its income tax return group included on WCC’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by WKL in Income tax expense with the offset in Shareholder's equity. There is no formal tax sharing agreement with WCC.
For periods prior to August 1, 2015, WKL accounts for deferred income taxes using the asset and liability method. Deferred income tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in WKL’s financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, as well as net operating loss and tax credit carry-forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. WKL establishes a valuation allowance against its net deferred tax assets to the extent WKL believes that it is more likely than not (greater than 50%) that a deferred income tax asset will not be realized.
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
Our net investment column presented within the Statement of Partner’s Capital consists of the equity related transactions of WKL for the 2015 period prior to the Kemmerer Drop and in connection with the Kemmerer Drop.  Accordingly, our consolidated financial statements include the historical results of WKL for all periods subsequent to December 31, 2014. The amount of the purchase price in excess or in deficit of WCC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ and general partners’ capital. The financial statements of WKL have been prepared from separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
Please refer to Note 3: Acquisition And Pushdown Accounting.
Series A Convertible Common Limited Partnership Units
In connection with the Kemmerer Drop and the issuance of the Series A Convertible Units, the Partnership entered into an amendment to our partnership agreement (the “Amendment”). The Amendment established the terms of the Series A Convertible Units and any additional Series A Convertible Units that may be issued in kind as a distribution (the “Series A PIK Units”), and provided that each Series A Convertible Unit will have the right to share in distributions from us on a pro rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

(the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Convertible Units and the Series A PIK Units will convert into common units at the earlier of the first anniversary of the initial issuance of the Series A Convertible Units, the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
Organization
Westmoreland Resource Partners, LP is a Delaware limited partnership formed in August 2007. We are a low-cost producer and marketer of high-value thermal coal to United States (“U.S.”) utilities and industrial users, and we are the largest producer of surface-mined coal in eastern Ohio and Lincoln County, Wyoming. We market our coal primarily to large electric utilities with coal-fired, base-load scrubbed power plants under long-term coal sales contracts. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment. Our reserves and operations are strategically located to serve our primary market areas of the Midwest, northeastern U.S. and Wyoming.
We operate in a single business segment and have five operating subsidiaries, Oxford Mining Company, LLC(“Oxford Mining”), Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), WKFCH, WKL and Harrison Resources, LLC (“Harrison Resources”). Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine.
We are managed by WCC through our GP, and all executives, officers and employees who provide services to us are employed by either WCC or our GP. WCC directly owns our GP. WCC’s common stock trades on the NASDAQ Global Market under the symbol “WLB.”
As of March 9, 2016, WCC and its consolidated subsidiaries owned approximate 93.9% beneficial limited partner interest on a fully diluted basis and, indirectly, all of our incentive distribution rights.
As of December 31, 2015, management estimates that we owned or controlled approximately 145.2 million tons of coal reserves, of which we have leased or subleased 111.2 million tons of both underground and surface reserves from others. The estimates are based on an initial evaluation, as well as subsequent acquisitions, dispositions, depletion of reserves, changes in available geological or mining data and other factors.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Purchase and Pushdown Accounting
WCC's acquisition of our GP was accounted for using the acquisition method under ASC 805, Business Combination. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The allocation of the purchase price is pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. These adjustments may be significant and will be accounted for

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

retrospectively.
Per ASC 805-50-25-4 (effective November 18, 2014), we, as an acquiree of WCC through our GP, have the option to apply pushdown accounting in our consolidated financial statements when an acquirer (WCC) obtained control of us. We have chosen adopt pushdown accounting and will reflect purchase accounting adjustments in our consolidated financial statement.
Drop-down Accounting
Drop-down acquisitions with Westmoreland Coal Company, our ultimate parent, are accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect of drop-down acquisitions for periods as of and subsequent to December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Partnership evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Partnership has determined that no allowance is necessary for trade receivables as of December 31, 2015 and 2014.
Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Coal reserves, mineral rights and mine development costs are depleted based upon estimated recoverable proven and probable reserves. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

Years
Buildings and tipple	25 - 39
Machinery and equipment	1 - 30
Vehicles	5 - 7
Furniture and fixtures	3 - 7
We assess the carrying value of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts. Amortization of capital leases is included in Depreciation, depletion and amortization.
Advanced Coal Royalties
A portion of our reserves are leased. Advanced coal royalties are advance payments made to lessors under terms of lease agreements that are typically recoupable through an offset or credit against royalties payable on future production. We write-off advanced coal royalties when recoverability is no longer probable based on future mining plans.
Restricted investments and bond collateral
Restricted investments and bond collateral consist of cash and available-for-sale fixed-income investments reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive (loss) income. Funds in the restricted investments and bond collateral accounts are not available to meet the Partnership’s general cash needs.
Deferred Financing Costs
We capitalize costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. These amounts are recorded in Deposits and other assets in the accompanying consolidated balance sheets.
Financial Instruments
The Partnership has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive (loss) income in partners' capital (deficit).
Our financial instruments include fixed price forward contracts for diesel fuel. Our risk management policy allows us to purchase up to 80% of our unhedged diesel fuel gallons on fixed price forward contracts. These contracts meet the normal purchases and sales exclusion and therefore are not accounted for as derivatives. These forward fuel contracts usually have a term of 1 year or less, and we take physical delivery of all the fuel supplied under these contracts.
Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a given measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and is defined as:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

•
Level 1, defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities generally valued based on independent third-party market prices.

•
Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Partnership’s non-recurring fair value measurements include asset retirement obligations and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations.
The Partnership determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Partnership’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period and the associated mineral rights are depleted using the units-of-production method.
The fair value of assets and liabilities acquired through business combinations is calculated using a discounted-cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors.
See Notes 6, 7, 8, 12, and 14 for further disclosures related to the Partnership’s fair value estimates.
Warrants
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common and subordinated units under a freestanding contract. The subordinated unit warrants were canceled on December 31, 2014. Pursuant to Financial Accounting Standards Board's Codification Topic 470-20, “Debt With Conversion and Other Options” (ASC 470-20), freestanding contracts that are settled in a company’s own stock, including common and subordinated unit warrants, are to be designated as an asset, liability or equity instrument. Both the common and subordinated unit warrants were determined to be liabilities and were recorded at fair value.
Intangible Assets
Identifiable intangible assets acquired in a business combination must be recognized and reported separately from goodwill. These intangible assets are amortized on a straight-line basis over the respective useful life of the asset. See Note 10 for further details.
Deferred Revenue

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues for coal will be recognized as deliveries of the reserved coal are made in accordance with the long-term coal contracts. At December 31, 2015 and 2014, deferred revenue was zero and $2.5 million, respectively.
Asset Retirement Obligations
Our asset retirement obligations, or ARO, primarily consists of estimated costs to reclaim surface land and support facilities at our mines and in accordance with federal and state reclamation laws as established by each mining permit.
We estimate ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit adjusted risk-free rate. We record mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units of production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

changes in timing of the performance of reclamation activities. See Note 12.
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
Prior to the Kemmerer Drop, WKL was subject to income taxes in the U.S. (including federal and state). Deferred income taxes were provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not (greater than 50%) that a deferred tax asset will not be realized. In determining the need for a valuation allowance at each reporting period, WKL considered projected realization of tax benefits based on expected levels of future taxable income, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Guidance is also provided on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WKL included interest and penalties related to income tax matters in income tax expense.

Revenue Recognition

Revenue from coal sales is recognized at the time title and risk of loss passes to the customer in accordance with the terms of the underlying sales agreements and after any contingent performance obligations have been satisfied. Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes.
Royalty revenue relates to coal reserves which we lease to others and oil and gas rights. For the years ended 2015, 2014 and 2013, we received royalties of $0.9 million, $0.3 million and $0.01 million, respectively.
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
Equity-Based Compensation
Equity-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of coal revenues and Selling and administrative in the accompanying consolidated results of operations. See Note 16.
Noncontrolling Interest
Noncontrolling interest is reported as a separate component of equity. The amount of net income (loss) attributable to the noncontrolling interest is recorded in Net income (loss) attributable to noncontrolling interest in our consolidated statements of operations. See Note 18.
Earnings (Losses) Per Unit

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
Limited Partner Units: Basic earnings (losses) per unit are computed by dividing net income (loss) applicable to limited partners by the weighted average units outstanding, including unexercised participating warrants, during the reporting period. Net income (loss) applicable to units includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit except that the weighted average units outstanding and net income (loss) attributable to limited partners are increased to include the dilutive effect of limited partner units that would be issued assuming conversion of restricted awards to limited partnership units upon vesting. No such items were included in the computation of diluted loss per unit for the years ended 2015, 2014 or 2013 because we incurred a loss in each of these periods and the effect of inclusion would have been anti-dilutive.
Series A Convertible Units: Basic earnings (losses) per unit are computed by dividing net income (loss) applicable to limited partners by the weighted average units outstanding during the reporting period. Net income (loss) applicable to units includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit.
General Partner Units: Basic earnings (losses) per unit are computed by dividing net income (loss) attributable to our GP by the weighted average units outstanding, including unexercised participating warrants, during the reporting period. Diluted earnings (losses) per unit for our GP are computed similar to basic earnings (losses) per unit except that the net income (loss) attributable to the general partner units is adjusted for the dilutive impact of the phantom units. No such items were included in the computation of diluted loss per unit for the years ended 2015, 2014 or 2013 because we incurred a loss in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of units that were excluded from the calculation of diluted loss per unit because their inclusion would be anti-dilutive to the calculation:

	Year Ended December 31,
	2015	2014	2013
Long-term incentive plan units	485	70,298	42,694
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation of 2015.The reclassification affected accounts within noncurrent assets on the Consolidated Balance Sheet.
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Drop-down Transactions (a consensus of the Emerging Issues Task Force). ASU 2015-06 requires a master limited partnership (MLP) to allocate the earnings or losses of a transferred business for periods before the date of a drop-down of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit (EPU). The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. The guidance is applied retrospectively and early adoption is permitted. We early adopted this guidance on August 1, 2015 to coincide with the Kemmerer Drop. See our application of ASU 2015-06 in Note 17.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. Early adoption is permitted. We early adopted this guidance during 2015 by recognizing purchase price allocation adjustments during the period in which we determined the amount of the adjustment.
Accounting Pronouncements Effective in the Future
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date. The new guidance is now effective for the interim and annual periods beginning after December 15, 2017; early application is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact of this standard and plan to adopt the guidance by its effective date.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Management projects the impact to the financial statements resulting in balance sheet reclassification reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. Early adoption is permitted as of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

the beginning of an interim or annual reporting period. We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the potential impact adopting ASU 2016-02 will have on our consolidated financial statements and footnote disclosures.
3. ACQUISITION AND PUSHDOWN ACCOUNTING
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
The purchase consideration for our GP and control of our GP’s consolidated subsidiaries is estimated at $239.9 million, which included $33.5 million paid in cash, plus the assumption of approximately $195.6 million of liabilities. Additionally, we incurred acquisition-related costs of $5.5 million that have been expensed and are included in Selling and administrative in the accompanying consolidated results of operations for the predecessor period of January 1, 2014 through December 31, 2014.
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
A summary of the estimated purchase consideration and a allocation of the estimated purchase consideration is as follows (in millions):

Estimated purchase consideration
Market value of limited partners' units	$10.8
Cash paid	33.5
Total consideration	44.3

Estimated fair value of liabilities assumed:
Debt	$160.1
Asset retirement obligations	31.7
Other liabilities	1.8
Warrants	2.0
Total estimated fair value of liabilities assumed	195.6
Total estimated purchase consideration:	$239.9

Allocation of estimated purchase consideration:
Working capital	$14.7
Land and mineral rights	40.2
Plant and equipment	134.0
Advanced coal royalties	9.2
Restricted investments and bond collateral	10.6
Intangible asset	31.0
Other assets	0.2
Total allocation of estimated purchase consideration:	$239.9
Subsequent to the acquisition of our GP, the following events occurred which are activity of the new owners or Successor entity. The acquisition triggered change of control provisions in the executives’ employment contracts which resulted in additional restructuring expenses. See Note 4. Subsequent to the transaction, we also refinanced our debt which included an early payment penalty included in debt extinguishment costs.
The assets and liabilities of both the Partnership and WKL are included in the consolidated balance sheets as of December 31, 2014.
Kemmerer Drop-down
On August 1, 2015, we completed the Kemmerer Drop. Upon closing the Kemmerer Drop, we own 100% of the outstanding equity interests in WKL, which owns and operates the Kemmerer mine in Lincoln County, Wyoming. The contribution of net assets of WKL was accounted for as a transaction between entities under common control whereby the WKL was recorded at historical book value. As such, the consideration paid in excess of the net assets contributed by WCC amounted to $13.2 million.
This transfer of net assets between entities under common control was accounted for as if the transfer occurred on December 31, 2014, the first point of common control. Accordingly, our consolidated financial statements include the historical results of both the Partnership and WKL for all periods presented while under common control (periods including and subsequent to December 31, 2014). We recognize transfers of net assets between entities under common control at WCC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of WCC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of WKL have been prepared from the separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

4. RESTRUCTURING AND IMPAIRMENT CHARGES
WCC Transactions Restructuring
Concurrently with WCC’s acquisition of the GP and approximately 79.1% of our limited partner interests completed in December 2014 (collectively, the "WCC Transactions"), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities between us and WCC. As of December 31, 2014, we recorded restructuring charges for employee termination benefits of $2.8 million and incurred additional restructuring costs of $0.7 million for the year ended December 31, 2015.

WCC Transactions restructuring accrual activity is summarized as follows:

	Westmoreland Resource Partners, LP (Successor)
	As of December 31, 2014	For the Year Ended December 31, 2015		As of December 31, 2015
	Liability	Charges	Payments	Liability
Severance and other termination costs	$2,783	$656	$(3,311)	$128
The following table summarizes the total WCC Transactions restructuring charges incurred over the course of the restructuring:

	Westmoreland Resource Partners, LP
	(Successor)
	Charges
	For the Year Ended December 31, 2015	Incurred Through December 31, 2015	Total Expected Restructuring Expenses
Severance and other termination costs	$656	$3,439	$3,439
Illinois Basin Restructuring
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
Restructuring Charges
The restructuring related to our Illinois Basin operations was completed in March 2014. Restructuring charges of $0.1 million and $1.8 million were incurred for the years ended December 31, 2014 and 2013, respectively. These charges included termination costs for employees, professional and legal fees, and transportation costs associated with moving idled equipment to our Northern Appalachian operations. There is no liability remaining for the Illinois Basin restructuring as of December 31, 2014.

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
5. INVENTORIES
Inventories consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Coal stockpiles	$5,683	$6,865
Coal fuel inventories	1,953	1,860
Materials and supplies	16,311	16,132
Reserve for obsolete inventory	(317)	(372)
Total	$23,630	$24,485
6. RESTRICTED INVESTMENTS AND BOND COLLATERAL
For all of its restricted investments and bond collateral accounts, the Partnership can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Partnership’s general cash needs.

These accounts include available-for-sale securities in short-term bond collateral investments. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive (loss) income.

The cost basis of an investment sold is specifically identified.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

During the year ended December 31, 2014, WKL decided to more actively manage its investment yields. This decision resulted in the sale of some securities during the year ended December 31, 2014 that were previously designated as held-to-maturity. WKL transferred the remainder of its securities classified as held-to-maturity to available-for-sale securities. The carrying value of held-to-maturity securities held as Restricted investments and bond collateral transferred to available-for-sale during the year ended December 31, 2014 was $25.3 million.

The carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2015 were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	Carrying Value	Fair Value
Cash and cash equivalents	$7,409	$7,409
Available-for-sale securities	27,117	27,117
	$34,526	$34,526
The carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2014 were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	Carrying Value	Fair Value
Cash and cash equivalents	$9,359	$9,359
Available-for-sale securities	25,023	25,023
	$34,382	$34,382
In, 2014, and 2013, the Partnership recorded no gains or losses on the sale of available-for-sale securities held as restricted investments and bond collateral.
Available-for-Sale Restricted Investments and Bond Collateral

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at December 31, 2015 are as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Cost basis	$27,387	$25,286
Gross unrealized holding gains	74	212
Gross unrealized holding losses	(344)	(475)
Fair Value	$27,117	$25,023

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Maturities of available-for-sale securities were as follows at December 31, 2015:

	Westmoreland Resource Partners, LP
	(Successor)
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due in after one to five years or less	10,068	9,858
Due after five years to ten years	4,430	4,489
Due in more than ten years	12,889	12,770
	$27,387	$27,117
7. POSTRETIREMENT MEDICAL BENEFITS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the Excluded Liabilities, including but not limited to postretirement medical benefits on August 1, 2015.
Prior to August 1, 2015, WKL provided postretirement medical benefits pursuant to collective bargaining agreements. These benefits were provided through self-insurance programs. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Kemmerer Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the "Services Agreement"), and the Partnership Agreement, will allocate expenses incurred for postretirement medical liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
WKL provided postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. WKL also provided these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in WKL’s financial statements:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Change in benefit obligations:
Net benefit obligation at beginning of period	$60,681	$—
Service cost	1,904	—
Interest cost	1,499	—
Actuarial loss (gain)	—	—
Gross benefits and expenses paid	(629)	—
Impact of the Kemmerer Drop	—	60,681
Transfer to WCC	(63,455)	—
Net benefit obligation at end of year	—	60,681
Change in plan assets:
Employer contributions	629	—
Gross benefits and expenses paid	(629)	—
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$—	$(60,681)
Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$(436)
Noncurrent liabilities	—	(60,245)
Net amount recognized	$—	$(60,681)

Actuarial gains and losses are amortized over the average future service of the plan’s participants. The Partnership will not have any amounts amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in periods after July 31, 2015.

The components of net periodic postretirement medical benefit cost are as follows:

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Components of net periodic benefit cost:
Service cost	$1,904	$—	$—	$—
Interest cost	1,499	—	—	—
Amortization of deferred items	—	—	—	—
Total net periodic benefit cost	$3,403	$—	$—	$—

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Discount rate	N/A	4.25%
Measurement date	December 31, 2015	December 31, 2014

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1, through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Discount rate	4.25%	N/A	N/A	N/A
Measurement date	December 31, 2014	N/A	N/A	N/A
The following presents information about the assumed health care trend rate:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.00%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.75%	5.00%
Year that the trend rate reaches the ultimate trend rate	2025	2021
8. PENSION AND OTHER SAVING PLANS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement all employees of WKL were transferred to WCC. WCC assumed all liabilities, including the pension assets, associated with the Excluded Liabilities, including but not limited to pension benefits on August 1, 2015.
Prior to August 1, 2015, WKL provided a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Kemmerer Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the "Services Agreement"), and the Partnership Agreement, will allocate expenses incurred for pension liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Defined Benefit Pension Plans
WKL provides a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. WKL’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations.
The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in WKL’s financial statements for the defined benefit pension plan:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Change in benefit obligation:
Net benefit obligation at the beginning of period	$66,295	$—
Service cost	727	—
Interest cost	1,433	—
Actuarial loss	—	—
Benefits paid	(1,747)	—
Impact of the Kemmerer Drop	—	66,295
Transfer to WCC	(66,708)	—
Net benefit obligation at end of year	—	66,295
Change in plan assets:
Fair value of plan assets at the beginning of period	48,533	—
Actual return on plan assets	(236)	—
Employer contributions	409	—
Benefits paid	(1,747)	—
Impact of the Kemmerer Drop	—	48,533
Transfer to WCC	(46,959)	—
Fair value of plan assets at end of year	—	48,533
Underfunded status at end of year	$—	$(17,762)
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent liability	$—	$(17,762)
Net amount recognized at end of year	$—	$(17,762)

The Partnership will not have any amounts amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in periods after July 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The components of net periodic benefit cost are as follows:

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Components of net periodic benefit cost:
Service cost	$727	$—	$—	$—
Interest cost	1,433	—	—	—
Expected return on plan assets	(1,969)	—	—	—
Total net periodic pension cost	$191	$—	$—	$—

These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Discount rate	N/A	3.85%
Measurement date	December 31, 2015	December 31, 2014
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The following table provides the assumptions used to determine net periodic benefit cost:

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Discount rate	3.85%	4.55%	N/A	N/A
Expected return on plan assets	7.10%	7.40%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31, 2014	December 31, 2013	N/A	N/A

WKL establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. WKL utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by WKL. The risk assessment provides a link between a pension plan's risk capacity, management's willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.
The fair value of WKL’s pension plan assets, which were transferred to WCC prior to the Kemmerer Drop, by asset category are as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend (a)	$3,163	$—	$3,163	$—
International blend (b)	26,080	—	26,080	—
Fixed income domestic (c)	2,402	—	2,402	—
Fixed income long-term (d)	5,946	—	5,946	—
Stable value (e)	7,499	—	7,499	—
Registered investment companies - growth fund	3,442	3,442	—	—
	$48,532	$3,442	$45,090	$—
(a) Large-cap blend funds seek to provide long-term growth of capital. They seek to provide investment results that approximate the performance of the Standard & Poor’s Composite 1500 Index.
(b) International blend funds seek to have a diversified portfolio of investments, investing in fixed-income and equity-focused investments in international markets.
(c) Fixed income domestic funds seek to invest in high-quality corporate bonds with over 15 years to maturity.
(d) Fixed income long term bond funds seek to achieve performance results similar to the Barclays Capital U.S. Aggregate Bond Index. This fund invests primarily in corporate and government bonds.
(e) The stable value fund seeks to invest in publicly traded and privately placed debt securities and mortgage loans, and to a lesser extent, real estate and other equity investments in order to provide a guaranteed rate of return.
The Partnership does not support and has never had a pension plan throughout its existence.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The Partnership’s Level 1 assets include securities held by registered investment companies and its common stock, which are both typically valued using quoted market prices of an active market.
The Partnership’s Level 2 assets include pooled separate accounts, which are valued based on the quoted market prices of the securities underlying the investments.

Contributions

In 2015 prior to the Kemmerer Drop, WKL made $0.4 million of pension plan contributions.

Other Plans

The GP sponsors 401(k) saving plans for employees of the GP to assist employees in providing for their future retirement needs. For the years ended December 31, 2015, 2014, and 2013, we did not commit to make and we did not and/or are not making any discretionary employer contribution to the 401(k) plan.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

9. LEASES
We lease certain operating facilities and equipment under non-cancelable lease agreements that expire on various dates through 2019. Generally, the lease terms range from three to ten years. The following shows the gross value and accumulated amortization of property, plant and equipment under capital leases related to the leasing of mining equipment as of December 31:

	Westmoreland Resource Partners, LP
	(Successor)
	2015	2014
Gross value	$15,013	$13,835
Accumulated amortization	5,097	2,500

Future minimum capital and operating lease payments as of December 31, 2015, are as follows:

	Capital Leases	Operating Leases
2016	$2,609	$4,380
2017	2,398	1,183
2018	2,360	376
2019	2,354	439
2020	198	76
Thereafter	—	—
Total minimum lease payments	9,919	$6,454
Less imputed interest	(568)
Present value of minimum capital lease payments	$9,351

Rental expense under operating leases during the years ended December 31, 2015, 2014 and 2013, totaled $9.9 million, $8.8 million and $8.6 million, respectively.
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
The Partnership leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $13.2 million, $11.2 million and $12.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

10. INTANGIBLE ASSETS
Identifiable intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In December 2014, as part of the purchase accounting consideration discussed in Note 3, we have determined that the most significant acquired identifiable intangible asset is related to a beneficial lease agreement. Intangible assets result from more favorable contract prices than market prices in lease agreements as measured during a business combination. Our intangible asset is amortized on a straight-line basis over the remaining term of the lease agreement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

	Westmoreland Resource Partners, LP (Successor)
	As of December 31, 2015
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Favorable lease agreement	14	$31,000	$2,067	$28,933

	Westmoreland Resource Partners, LP (Successor)
	As of December 31, 2014
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets
Favorable lease agreement	15	$31,000	$—	$31,000

Customer relationships represent intangible assets that were recorded at fair value when we acquired Oxford Mining and its subsidiaries in August 2007. We amortized these assets over the expected life of the respective customer relationships. This intangible asset was adjusted to fair value in purchase accounting for the WCC transactions at December 31, 2014. Amortization related to customer relationships totaled $0.2 million, and $0.3 million for the years ended December 31, 2014 and 2013, respectively.
Expected amortization of intangible assets will be approximately:

For the years ending December 31, 2016	$2,067
2017	2,067
2018	2,067
2019	2,067
2020	2,067
Thereafter	18,598

We evaluate our intangible assets for impairment when indicators of impairment exist. For the years ended December 31, 2015 and 2014, there were no indicators of impairment present for our intangible assets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

11. OTHER CURRENT ASSETS AND LIABILITIES
Other current assets consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Prepaid insurance	$1,567	$712
Prepaid fees	2,210	92
Prepaid bonds	766	2,725
Other	107	144
Total	$4,650	$3,673
Other current liabilities consisted of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Accrued interest	$1,848	$45
Accrued royalties	610	809
Restructuring reserve	128	2,783
Other	117	370
Total	$2,703	$4,007
12. ASSET RETIREMENT OBLIGATIONS
As previously indicated, our asset retirement obligations arise from the Surface Mining Control and Reclamation Act of 1977, or SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in our mining permits. These activities include reclaiming the pit and support acreage, as well as stream mitigation.
As of December 31, 2015, our ARO totaled $56.6 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of December 31, 2015, the aggregate undiscounted cost of final ARO is $103.5 million.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Changes in the Partnership’s asset retirement obligations were as follows:

	Year Ended December 31,
	2015	2014
Asset retirement obligations, beginning of year (including current portion)	$50,545	$31,654
Accretion	5,085	2,337
Changes resulting from additional mines	2,285	5,171
Changes due to amount and timing of reclamation	6,265	(2,480)
Impact of the Kemmerer Drop	—	18,860
Payments	(7,546)	(4,997)
Asset retirement obligations, end of year	56,634	50,545
Less current portion (including current portion from Impact of the Kemmerer Drop)	(14,075)	(10,441)
Asset retirement obligations, less current portion	$42,559	$40,104

As permittee, the Partnership or its subsidiaries are responsible for the total amount of final reclamation costs for its mines. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.
As of December 31, 2015, the Partnership had $132.5 million in surety bonds outstanding to secure reclamation obligations.

13. LONG-TERM DEBT
The amounts outstanding under the Partnership’s long-term debt consisted of the following as of the dates indicated:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Term loan facility	$299,248	$175,000
Revolver	—	—
Total first lien debt	299,248	175,000
Capital lease obligations	9,351	11,666
Other	790	—
Total debt outstanding	309,389	186,666
Less current installments	(2,563)	(2,316)
Total debt outstanding, less current installments	$306,826	$184,350
Credit Facilities Generally
On December 31, 2014, we closed on a new credit facility under a Financing Agreement (the “2014 Financing Agreement”) with the lenders party thereto and U.S. Bank National Association as Administrative and Collateral Agent. The credit facility consists of a $175 million term loan, with an option for an additional up to $120 million in term loans for acquisitions which was exercised on August 1, 2015 to finance the Kemmerer Drop. The 2014 Financing Agreement matures in December 2018. The 2014 Financing Agreement contains customary financial and other covenants. Borrowings under the 2014 Financing Agreement are secured by substantially all of our physical assets. Proceeds of the credit facility were used to retire our then existing first and second lien credit facilities and to pay fees and expenses related to our existing credit facility, with the limited amount of remaining proceeds being available as working capital.
As of December 31, 2015, the $299.2 million outstanding under the 2014 Financing Agreement bears interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (as defined in the 2014 Financing Agreement) (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of December 31, 2015, we had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
The 2014 Financing Agreement also provides for “PIK Interest” (paid-in-kind interest as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $6.9 million for the year ended December 31, 2015.
As a result of refinancing the 2014 Financing Agreement, we recorded a $1.6 million loss on extinguishment of debt in the year ended December 31, 2014 as it pertains to cost associated with repayment of the previously existing first and second lien credit facilities.
In connection with the Kemmerer Drop, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.
As of December 31, 2015, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
Debt Maturity Table
The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2015
(In thousands)
2016	$2,563
2017	2,450
2018	301,719
2019	2,458
2020	199
Thereafter	—
$309,389
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. At December 31, 2015, the capital leases outstanding had a weighted average interest rate of 3.09%, and mature at various dates beginning in 2016 through 2019. We assumed $11.6 million of capital lease obligations in the Kemmerer Drop.

Deferred Financing Costs

We capitalized $7.0 million of deferred financing costs related to the 2014 Financing Agreement during the year ended December 31, 2014, and $9.6 million of deferred financing costs related to the 2013 Financing Agreements during the year ended December 31, 2013. These costs, included in Deferred financing costs, net, represent fees paid to lenders and advisors and for legal services.
Amortization of deferred financing costs included in interest expense was $2.3 million, $4.1 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Selling and administrative expenses for 2013 included $0.7 million of fees paid to advisors and for legal services related to refinancing our then credit facility with the 2013 Financing Agreements, and $2.4 million of fees paid to lenders and advisors and for legal services related to our failed attempt to refinance our then credit facility under the previous credit agreement. There were no such expenses during the years ended December 31, 2015 and 2014.
Revolving Credit Facility
On October 23, 2015, the Partnership and its subsidiaries (together with the Partnership, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent.  The Loan Agreement permits borrowings by the Borrowers under a revolving loan facility up to the aggregate principal amount of $15.0 million (the “Loan Facility”).  The Loan Facility permits the Borrowers to obtain letters of credit in an aggregate outstanding amount of $10.0 million, which will reduce availability under the Loan Facility on a dollar-for-dollar basis. At December 31, 2015, availability under the Revolving Credit Facility was $15.0 million.
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
The Loan Agreement includes a quarterly fixed charge coverage ratio covenant as well as incurrence-based financial covenants regarding the Partnership’s fixed charges and total net leverage, and otherwise contains customary affirmative covenants, negative covenants and events of default.  All extensions of credit under the Loan Agreement are collateralized by a first priority security interest in and lien upon the inventory, accounts receivable and cash of the Borrowers.
14. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2015 (Level 3).
The estimated fair value of the Partnership’s debt with fixed and variable interest rates are as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	As of December 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$299,248	$185,534	$175,000	$175,000

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The table below sets forth, by level, the Partnership’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Westmoreland Resource Partners, LP (Successor)
	Balance at December 31, 2015
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$34,526	$34,526	$—	$—
Liabilities:
Warrants	646	646	—	—

	Westmoreland Resource Partners, LP (Successor)
	Balance at December 31, 2014
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$34,382	$34,382	$—	$—
Liabilities:
Warrants	1,981	1,981	—	—

15. DISTRIBUTIONS OF AVAILABLE CASH
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partners. Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by our managing general partner in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.
As quarterly distributions of available cash exceed the target distribution levels established in our partnership agreement, our managing general partner receives distributions based on specified increasing percentages of the available cash that exceeds the target distribution levels. The target distribution levels are based on the amounts of available cash from our operating surplus distributed for a given quarter that exceed the minimum quarterly distribution (“MQD”). Our partnership agreement defines the MQD as $0.1333 per unit ($0.5332 per unit on an annual basis). On December 31, 2014 as part of the restructuring of the Partnership the IDR were suspended for six quarters, provided that such suspension may be reduced to three quarters if, during the suspension period, additional dropdown transactions aggregating greater than $35.0 million in enterprise value are undertaken by our GP or affiliates of our GP that are reasonably expected to provide accretion to per unit common unitholder distributions. At December 31, 2015 two quarters remain for which the IDR will be suspended.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit; and (iii) 48% of quarterly distributions over $0.2000 per unit. For the years ended December 31, 2015, 2014 and 2013, we did not allocated to our managing general partner any incentive distributions. The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2015	2014	2013
First Quarter	$—	$—	$—
Second Quarter	0.20	—	—
Third Quarter	0.20	—	—
Fourth Quarter	0.20	—	—
	$0.60	$—	$—
On January 22, 2016, we declared a quarterly distribution of $0.20 per unit, totaling approximately $1.2 million, on all our common units outstanding, which was paid on February 12, 2016, to all unitholders of record on February 5, 2016.
16. LONG-TERM INCENTIVE PLAN
Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units. These units are subject to conditions and restrictions as determined by our Compensation Committee, including continued employment or service.
For the years ended December 31, 2015, 2014 and 2013, we recognized equity-based compensation expense of $439, $4,559 and $1,441. These amounts are included in Cost of coal revenues and Selling and administrative expenses.
The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	46,599	$81.47
Granted	125,363	14.42
Issued	(108,696)	33.03
Surrendered	(63,266)	32.98
Unvested balance at December 31, 2014	—	—
Granted	21,930	11.40
Issued	—	—
Surrendered	—	—
Unvested balance at December 31, 2015	21,930	11.40

The value of LTIP units vested during the years ended December 31, 2014 and 2013 was $5,638 and $963, respectively. No LTIP units vested during the year ended December 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

17. EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	For the Year Ended December 31,
	2015	2014	2014	2013
Limited partner common units
Average units outstanding basic and diluted[1]	5,878,187	5,671,644	2,063,983	1,898,040
Net (loss) income allocated to common unitholders basic and diluted	$(27,169)	$(4,379)	$(22,500)	$(24,470)
Net (loss) income per limited partner common unit basic and diluted	$(4.62)	$(0.72)	$(10.92)	$(12.84)

Series A convertible units
Average Series A convertible units outstanding basic	6,351,513	—	—	—
Net loss allocated to Series A convertible units basic and diluted	$(12,826)	$—	$—	$—
Net loss per Series A convertible unit basic and diluted	$(2.02)	$—	$—	$—

General partner units
Average general partner units outstanding basic and diluted	35,291	35,291	35,291	35,302
Net income (loss) allocated to general partners basic and diluted	$6,307	$(27)	$(385)	$(455)
Net income (loss) per general partner unit basic and diluted	$178.70	$(0.72)	$(10.92)	$(12.84)

Distribution paid per limited partner common unit	$0.60	$—	$—	$—
Distribution paid per Series A convertible unit	$0.20	$—	$—	$—
Distribution paid per general partner unit	$0.60	$—	$—	$—
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

The impact of the Kemmerer Drop on earnings (loss) per units for the year ended December 31, 2015 is as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	For the Year Ended December 31, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(5.45)	$(3.71)	$(5.45)
Impact of Kemmerer Drop basic and diluted earnings per unit	0.83	1.69	184.15	[1]
Basic and diluted earnings per unit	$(4.62)	$(2.02)	$178.70
1ASU 2015-06 requires a master limited partnership to allocate the earnings or losses of a transferred business for periods before the date of a drop-down of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit.
18. NONCONTROLLING INTEREST
Harrison Resources, a limited liability company, was formed in March 2006 by Oxford Mining to acquire coal properties, develop mine sites and mine coal for sale to customers. Effective January 30, 2007, 49% of Harrison Resources was sold to an affiliate of CONSOL Energy, CONSOL of Ohio LLC ("Consol").
Effective October 1, 2014, Oxford Mining entered into and closed under a membership interest redemption agreement with Harrison Resources and CONSOL under which Harrison Resources redeemed all of CONSOL’s interest in Harrison Resources. As a result of the redemption, Oxford Mining owns 100% of Harrison Resources. In connection with the redemption, Harrison Resources acquired 0.9 million tons of coal reserves from a CONSOL affiliate, and also options to purchase an aggregate of 5.6 million additional tons of coal reserves from a CONSOL affiliate. These tons are in addition to the 1.7 million tons of coal reserves already owned by Harrison Resources. Harrison Resources paid total consideration of $3.6 million in these transactions.
Harrison Resources’ revenues, which are included in our consolidated statements of operations, were $23,341 and $34,100 for the years ended December 31, 2014 and 2013, respectively. Oxford Mining had a services agreement with Harrison Resources under which we performed mining and reclamation services for agreed-upon per ton prices. Additionally, Oxford Mining had a broker agreement with Harrison Resources under which we marketed the coal.
Noncontrolling interest, which represents the 49% of Harrison Resources owned by CONSOL through Oct 1, 2014, consisted of the following:

Oxford Resource Partners, LP
(Predecessor)
Period from January 1 through December 31,
2014
Beginning balance	$4,969
Net (loss) income	(1,270)
Additional paid in capital	(99)
Redemption payment	(3,600)
Ending balance	$—

19. WORKERS’ COMPENSATION AND BLACK LUNG

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

As of December 31, 2015, we have an $1.7 million liability under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents, recorded on the balance sheet in Other liabilities. Under the Black Lung Benefits Revenue Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, with neither amount to exceed 4.4% of the gross sales price for the coal. For the years ended December 31, 2015, 2014 and 2013, we recorded $4.6 million, $2.9 million and $3.2 million, respectively, in our cost of coal revenues related to this excise tax.
With regard to workers’ compensation, we are insured through state sponsored programs or an insurance carrier where there is no state sponsored program.
20. INCOME TAX
We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities pass-through to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.
Prior to the Kemmerer Drop, WKL was subject to income taxes in the U.S. (including federal and state). Deferred income taxes were provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not (greater than 50%) that a deferred tax asset will not be realized. In determining the need for a valuation allowance at each reporting period, WKL considered projected realization of tax benefits based on expected levels of future taxable income, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.

The tax effects of temporary differences that give rise to the components of the net deferred tax assets and liabilities consist of the following:

	Westmoreland Resource Partners, LP
	(Successor)
	December 31,	December 31,
	2015	2014
Deferred tax assets:
Pension and postretirement medical benefit obligation	$—	27,500
Asset retirement obligations	—	6,601
Other accrued liabilities	—	1,051
Total gross deferred tax assets	—	35,152

Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation and depletion	—	(18,772)
Total gross deferred tax liabilities	—	(18,772)
Net deferred tax assets (liabilities)	$—	16,380

Deferred tax assets - current	$—	903
Deferred tax assets (liabilities) - noncurrent	—	15,477
Net deferred tax assets (liabilities)	$—	16,380

As of December 31, 2015, WKL has not recorded a reserve for uncertain tax positions or penalties and interest. WKL does not anticipate a significant change that would require a reserve to be established for uncertain tax positions in the next 12 months. WKL files federal and state income tax returns that are subject to examination by the Internal Revenue Service and certain state tax authorities. The tax years open to examination include 2012 through July 31, 2015.
21. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of December 31, 2015, the remaining terms of our long-term contracts range from one to eleven years.
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
Surety and Performance Bonds
As of December 31, 2015, we had $132.5 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits and restricted investments of $34.5 million. Such cash collateral is included in Restricted investments and bond collateral on our consolidated balance sheets and Change in restricted investments and bond collateral within investing activities on our consolidated statements of cash flow. Additionally, we had road bonds totaling $0.3

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

million and performance bonds totaling $2.9 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
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
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We accrue for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.3 million to resolve various claims as of December 31, 2015, of which $0.1 million, net, was accrued during 2015.
Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees will expire without any liability to the guarantors, and therefore will not have a material adverse effect on our financial position, liquidity or operations.
22. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
We have a credit policy that establishes procedures to determine creditworthiness and credit limits for customers. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established.
In 2015 and 2014, we marketed our coal principally to electric utilities, electric cooperatives, municipalities and industrial customers in Indiana, Wyoming, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. As of December 31, 2015 and 2014, accounts receivable from electric utilities totaled $22.2 million and $27.2 million, respectively, or 68.5% and 67.5% of total receivables, respectively. The following table shows the amount of sales to each customer (in each year where applicable, a “Major Customer”) which individually accounted for greater than 10% of sales in any of the years ended December 31, 2015, 2014 and 2013, with a portion of these sales being facilitated by coal brokers.

	Westmoreland Resource Partners, LP		Oxford Resource Partners, LP
	(Successor)		(Predecessor)
	For the Year Ended December 31,	Period of December 31,	Period from January 1 through December 31,	For the Year Ended December 31,
Customer	2015	2014	2014	2013
			(in millions)
American Electric Power	$156.1	N/A	$167.6	$146.3
PacifiCorp	103.8	N/A	N/A	N/A
First Energy	N/A	N/A	48.7	69.2
East Kentucky Power Cooperative	N/A	N/A	42.3	41.4
The Major Customers in 2015, 2014 and 2013, in the aggregate, represented 67.6%, 80.2% and 74.1%, respectively, of our total sales in the applicable year. The Major Customers in each of 2015 and 2014, in the aggregate, represented 68.1% and 78.9% of the outstanding accounts receivable at December 31, 2015 and 2014, respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

23. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table reflects the changes in accumulated other comprehensive (loss) income by component:

	Pension	Postretirement Medical Benefits	Available for Sale Securities (net of tax)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(1,599)	$2,718	$(107)	$1,012
Other comprehensive income (loss) before reclassification	—	—	(872)	(872)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	250	250
Impact of the Kemmerer Drop	1,599	(2,718)	459	(660)
Balance at December 31, 2015	$—	$—	$(270)	$(270)
The following table reflects the reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2015:

	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive (loss) income components	Twelve Months Ended December 31,
	2015	2014
Realized gains and losses on available-for-sale securities	$250	$—	Other income (loss)
24. RELATED PARTY TRANSACTIONS
The board of directors of our managing general partner (“Board of Directors”) and its conflicts committee (“Conflicts Committee”) review our related party transactions that involve a potential conflict of interest between a general partner and WMLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Service Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2016, and automatically renews for successive one year periods unless terminated. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $4.2 million and $0.6 million were included in accounts payable as of December 31, 2015 and 2014, respectively. In December 2015, the Partnership prepaid the GP for the 2016 annual management fee of $2.2 million, which was included in Other current assets at December 31, 2015.
We sell clay, small quantities of coal, and perform non-coal services to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by member of our board of directors. Sales to Tunnell Hill were $0.6 million, $1.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from Tunnell Hill were $0.2 million and zero for the years ended December 31, 2015 and 2014, respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $30.9 million in coal revenues and $2.4 million in non-coal revenues for the year ended December 31, 2015. As of December 31, 2015 accounts receivables related to the aforementioned revenue totaled $3.4 million were included in Receivables - trade.
25. SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Northern Appalachia, Lincoln County, Wyoming and in the Illinois Basin through December 2013, selling high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and northeastern U.S. All of our operations have similar economic characteristics including but not limited coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining in exchange for a per ton royalty rate.
26. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION - (Unaudited)
A summary of our unaudited consolidated quarterly operating results in 2015 and 2014 is as follows:

	Westmoreland Resource Partners, LP
	(Successor)
	2015
	March 31	June 30	September 30	December 31	Total
Total revenues	$107,243	$95,435	$94,327	$87,695	$384,700
Net (loss) income from operations	(407)	(1,361)	(4,376)	932	(5,212)

Net loss attributable to WMLP unitholders	$(6,007)	$(6,799)	$(12,722)	$(8,160)	$(33,688)
Net (loss) income allocated to general partner	4,235	(447)	135	2,384	6,307
Net loss allocated to limited partners	$(10,242)	$(6,352)	$(12,857)	$(10,544)	$(39,995)

Loss per limited partner unit:
Basic	$(1.74)	$(1.08)	$(1.30)	$(0.50)	$(4.62)
Diluted	(1.74)	(1.08)	(1.30)	(0.50)	(4.62)
Distributions paid per unit:
Limited partners:
Common	$—	$0.20	$0.20	$0.20	$0.60
Series A Convertible	—	—	—	0.20	0.20
General partner	—	0.20	0.20	0.20	0.60

	Westmoreland Resource Partners, LP
	(Successor)
	2014
	Period of December 31	Total
Total revenues	$—	$—
Net loss from operations	(2,783)	(2,783)

Net loss attributable to WMLP unitholders	$(4,406)	$(4,406)
Net loss allocated to general partner	(28)	(28)
Net loss allocated to limited partners	$(4,378)	$(4,378)

Loss per limited partner unit:
Basic	$(0.72)	$(0.72)
Diluted	(0.72)	(0.72)
Distributions paid per unit:
Limited partners:
Common	$—	$—
Series A Convertible	—	—
General partner	—	—

	Oxford Resource Partners, LP
	(Predecessor)
	For the Three Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Period from October 1 through December 31, 2014	Period from January 1 through December 31, 2014
Total revenues	$78,004	$82,001	$94,507	$67,751	$322,263
Net (loss) income from operations	(3,283)	1,758	16,233	(12,402)	2,306

Net loss attributable to WMLP unitholders	$(10,186)	$(2,897)	$9,787	$(19,589)	$(22,885)
Net loss allocated to general partner	(202)	(57)	193	(363)	(429)
Net loss allocated to limited partners	$(9,984)	$(2,840)	$9,594	$(19,226)	$(22,456)

Loss per limited partner unit:
Basic	$(4.92)	$(1.32)	$4.68	$(9.24)	$(10.92)
Diluted	(4.92)	(1.32)	4.68	(9.24)	(10.92)
Distributions paid per unit:
Limited partners:
Common	$—	$—	$—	$—	$—
Series A Convertible	—	—	—	—	—
General partner	—	—	—	—	—

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for unit and per unit data)

27. SUBSEQUENT EVENTS
On January 22, 2016, our GP declared a cash distribution for all of our unitholders and warrant holders of $0.20 per unit for the fourth quarter ended December 31, 2015. Additionally, our GP declared a distribution of Series A Convertible units to be issued in lieu of a $0.20 cash distribution in respect of Series A Convertible units. The distributions were paid on February 12, 2016 to all unitholders and warrant holders of record as of the close of business on February 5, 2016.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
	By:	WESTMORELAND RESOURCES GP, LLC, its general partner

March 11, 2016	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, which are with the general partner of the registrant, on the dates indicated.

Signature	Title	Date
/s/ Kevin A. Paprzycki	Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)
Kevin A. Paprzycki		March 11, 2016
/s/ Jason W. Veenstra	Director, Chief Financial Officer and Treasurer (principal financial officer)
Jason W. Veenstra		March 11, 2016
/s/ Michael J Meyer	Controller (principal accounting officer)
Michael J. Meyer		March 11, 2016
/s/ Jennifer S. Grafton	Director and Chief Legal Officer
Jennifer S. Grafton		March 11, 2016
/s/ Robert T. Clutterbuck	Director
Robert T. Clutterbuck		March 11, 2016
/s/ Keith D. Horton	Director
Keith D. Horton		March 11, 2016
/s/ Kurt D. Kost	Director
Kurt D. Kost		March 11, 2016
/s/Gerald A. Tywoniuk	Director
Gerald A. Tywoniuk		March 11, 2016
/s/Charles C. Ungurean	Director
Charles C. Ungurean		March 11, 2016

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Index to Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2
Certificate of Amendment to Certificate of Limited Partnership of Westmoreland Resource Partners, LP executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.1A to the Annual Report on Form 10-K filed on March 6, 2015)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP dated December 31, 2014 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 6, 2015)

3.4
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective August 1, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 6, 2015)

3.5
Certificate of Formation of Westmoreland Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.6
Certificate of Amendment to Certificate of Formation of Westmoreland Resources GP, LLC executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.3A to the Annual Report on Form 10-K filed on March 6, 2015)

3.7
Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated January 1, 2012 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.8
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.9
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC executed as of March 12, 2014 to be effective as of June 24, 2013, entered into to correct, clarify, supersede and replace in its entirety the First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.4B to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2014 filed on May 6, 2014)

10.1
Investors’ Rights Agreement, dated August 24, 2007, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.2
Amendment to Investors’ Rights Agreement dated June 24, 2013 by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Exhibit 10.2A to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.3#
Employment Agreement between Westmoreland Resources GP, LLC and Gregory J. Honish, which Employment Agreement was effective on March 29, 2013 (incorporated by reference to Exhibit 10.4D to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.4#
Amendment to Employment Agreement between Westmoreland Resources GP, LLC and Gregory J. Honish, which Amendment was effective on March 3, 2014 (incorporated by reference to Exhibit 10.4E to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
10.5#
Employee Unitholder Agreement among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC and Gregory J. Honish (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.6#
Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan dated July 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.7#
First Amendment to Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan effective December 31, 2013 (incorporated by reference to Annex A to the Information Statement on Schedule 14C (Commission File No. 001-34815) filed on February 4, 2014)

10.8#
Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use (incorporated by reference to Exhibit 10.11A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.9#
Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for use with Charles C. Ungurean, Bradley W. Harris, Gregory J. Honish and Daniel M. Maher (incorporated by reference to Exhibit 10.11B to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.10#
Non-Employee Director Compensation Plan adopted on June 28, 2011 and effective on January 1, 2011 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.11#
Non-Employee Director Compensation Plan adopted on February 28, 2013 and effective on January 1, 2013 (incorporated by reference to Exhibit 10.12A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.12#
Form of Non-Employee Director Compensation Plan Award Agreement for Grant of Unrestricted Units (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.13#
Award Agreement for Grant of Phantom Units to Non-Employee Directors dated March 2, 2015 under the Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on April 28, 2015)

10.14#
Director Unitholder Agreement, dated December 1, 2009, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC and Gerald A. Tywoniuk (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.15
Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.16
Coal Purchase and Sale Agreement No. 10-62-04-900, dated May 21, 2004, by and between Oxford Mining Company, Inc. and American Electric Power Service Corporation, agent for Columbus Southern Power Company (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.17
Amendment No. 2004-1 to Coal Purchase and Sale Agreement, dated October 25, 2004 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.18
Amendment No. 2005-1 to Coal Purchase and Sale Agreement, dated April 8, 2005 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
10.19
Amendment No. 2006-3 to Coal Purchase and Sale Agreement, dated December 5, 2006 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.20
Amendment No. 2008-6 to Coal Purchase and Sale Agreement, dated December 29, 2008 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.21
Amendment No. 2009-1 to Coal Purchase and Sale Agreement, dated May 21, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.22
Amendment No. 2009-3 to Coal Purchase and Sale Agreement, dated December 15, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.23
Amendment No. 2010-1 to Coal Purchase and Sale Agreement, dated January 11, 2010 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.24†
Amendment No. 2010-2 to Coal Purchase and Sale Agreement, dated February 4, 2010 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.25
Amendment No. 2010-3 to Coal Purchase and Sale Agreement, dated April 16, 2010 (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.26†
Amendment No. 2011-5 to Coal Purchase and Sale Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.16K to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.27†
Amendment No. 2012-1 to Coal Purchase and Sale Agreement, dated March 21, 2012 (incorporated by reference to Exhibit 10.16L to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2012 filed on May 9, 2012)

10.28†
Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012 (incorporated by reference to Exhibit 10.16M to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2012 filed on November 7, 2012)

10.29†
Amendment No. 2013-2 to Coal Purchase and Sale Agreement, dated February 6, 2013 (incorporated by reference to Exhibit 10.16N to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.30†
Amendment No. 2013-5 to Coal Purchase and Sale Agreement, dated June 26, 2013 (incorporated by reference to Exhibit 10.16O to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.31
Amendment No. 2014-1 to Coal Purchase and Sale Agreement, dated January 6, 2014 (incorporated by reference to Exhibit 10.16P to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.32†
Amendment No. 2014-2 to Coal Purchase and Sale Agreement, dated February 27, 2014 (incorporated by reference to Exhibit 10.16Q to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.33
Amendment No. 2015-1 to Coal Purchase and Sale Agreement, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2015 filed on April 28, 2015)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
10.34
Coal Purchase and Sale Agreement No. 10-62-15-900, dated as of February 26, 2015, by and between Oxford Mining Company, LLC and AEP Generation Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q filed on April 28, 2015)

10.35
Non-Compete Agreement by and among Westmoreland Resource Partners, LP, C&T Coal, Inc., Charles C. Ungurean, Thomas T. Ungurean and Westmoreland Resources GP, LLC (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.36
Administrative and Operational Services Agreement, dated August 24, 2007, by and among Westmoreland Resource Partners, LP, Oxford Mining Company, LLC and Westmoreland Resources GP, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.37#
Retention bonus letter agreement between Westmoreland Resources GP, LLC and Gregory J. Honish dated as of March 29, 2013 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.38
Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Westmoreland Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.39
Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Westmoreland Resource Partners, LP, as a guarantor, the other guarantors party thereto, the lenders party thereto, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.40
Intercreditor Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.41
Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
10.42
Form of Warrant (to purchase common units of Westmoreland Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.43
Form of Warrant (to purchase subordinated units of Westmoreland Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.44
Form of Warrant (to purchase subordinated units of Westmoreland Resource Partners, LP) executed as of March 12, 2014 to be effective as of June 24, 2013, issued to correct, clarify, supersede and replace in its entirety the Warrant (to purchase subordinated units of Westmoreland Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.29A to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2014 filed on May 6, 2014)

10.45
Form of Warrant (to purchase Class B Units of Westmoreland Resources GP, LLC) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.46
Investors’ Rights Agreement, dated as of June 24, 2013, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, and the lenders party to the Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Westmoreland Resource Partners, LP, as a guarantor, the other guarantors party thereto, such lenders, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.47
Mediation Settlement Agreement dated July 15, 2014 between Oxford Mining Company - Kentucky, LLC and Big Rivers Electric Corporation (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2014 filed on August 5, 2014)

10.48
Settlement Agreement effective July 15, 2014 between Oxford Mining Company - Kentucky, LLC and Big Rivers Electric Corporation, supplementing the Mediation Settlement Agreement dated July 15, 2014 between them (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2014 filed on August 5, 2014)

10.49
Contribution Agreement, dated as of October 16, 2014, between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed on October 24, 2014)

10.50
Membership Interests Redemption Agreement, effective as of October 1, 2014, among Oxford Mining Company, LLC, Harrison Resources, LLC and CONSOL of Ohio LLC (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2014 filed on October 30, 2014)

10.51
Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 7, 2015)

10.52
Amendment No. 1 to Financing Agreement, dated as of March 13, 2015, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 16, 2015)

10.53
Amendment No. 2 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of July 31, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 4, 2015)

10.54
Services Agreement dated as of March 13, 2015, by and between Westmoreland Resources GP, LLC and Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2015)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

10.55
Amendment No. 1 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.56
Loan and Security Agreement, dated as of October 23, 2015, by and among Westmoreland Resource Partners, LP, the lenders party thereto, The PrivateBank and Trust Company, as administrative agent, Oxford Mining Company, LLC, Harrison Resources, LLC, Oxford Mining Company-Kentucky, LLC, Daron Coal Company, LLC, Oxford Conesville, LLC, Westmoreland Kemmerer Fee Coal Holdings, LLC and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.57
Contribution Agreement dated June 1, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 2, 2015)

10.58
Amended and Restated Contribution Agreement dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2015)

21.1*	List of Subsidiaries of Westmoreland Resource Partners, LP

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Grant Thornton LLP

23.3*	Consent of John T. Boyd Company
Exhibit Number	Description
31.1*
Certification of Kevin A. Paprzycki, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Jason W. Veenstra, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Certification of Kevin A. Paprzycki, Chief Executive Officer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, and Jason W. Veenstra, Chief Financial Officer and Treasurer of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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