Form 10-Q
period 2016-03-31
Westmoreland Resource Partners, LP
filed 2016-05-10
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Large accelerated filer     ☐                                                                                    Accelerated filer                       ☐
Non-accelerated filer       ☒  (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐NO ☒

As of May 9, 2016, 5,733,560 common units representing limited partner interests in our Partnership (the "common units") were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash	$8,659	$3,710
Receivables:
Trade	35,056	30,967
Other	620	1,585
	35,676	32,552
Inventories	21,269	23,630
Other current assets	8,287	4,650
Total current assets	73,891	64,542
Property, plant and equipment:
Land and mineral rights	105,558	104,600
Plant and equipment	257,481	258,877
	363,039	363,477
Less accumulated depreciation, depletion and amortization	(98,804)	(85,836)
Net property, plant and equipment	264,235	277,641
Advanced coal royalties	6,668	10,082
Restricted investments	37,015	34,526
Intangible assets, net of accumulated amortization of $2.6 million and $2.1 million, respectively	28,417	28,933
Deposits and other assets	1,413	1,554
Total Assets	$411,639	$417,278

See accompanying notes to condensed consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2016	December 31, 2015
Liabilities and Partners' Capital	(In thousands)
Current liabilities:
Current installments of long-term debt	$2,524	$2,563
Accounts payable and accrued expenses:
Trade	18,454	23,132
Deferred revenue	3,572	—
Production taxes	19,196	16,586
Accrued compensation	320	1,295
Asset retirement obligations	17,425	14,075
Other current liabilities	2,830	2,703
Total current liabilities	64,321	60,354
Long-term debt, less current installments	300,671	298,814
Asset retirement obligations, less current portion	40,910	42,559
Warrants	836	646
Other liabilities	1,750	1,751
Total liabilities	408,488	404,124
Partners' capital (deficit):
Limited partners (5,733,560 and 5,711,630 units outstanding as of March 31, 2016 and December 31, 2015, respectively)	(6,659)	(3,176)
Series A Convertible Units (15,656,551 and 15,251,989 units outstanding as of March 31, 2016 and December 31, 2015, respectively)	(23,230)	(16,760)
General partner (35,291 units outstanding as of March 31, 2016 and December 31, 2015, respectively)	33,338	33,360
Accumulated other comprehensive loss	(298)	(270)
Total Westmoreland Resource Partners, LP capital	3,151	13,154
Total liabilities and partners’ capital	$411,639	$417,278

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues:
Coal revenues	$91,560	$103,274
Non-coal revenues	922	3,970
Total Revenues	92,482	107,244
Costs and expenses:
Cost of coal revenues	71,211	83,827
Cost of non-coal revenues	153	3,155
Depreciation, depletion and amortization	15,265	14,890
Selling and administrative	3,268	4,170
Loss on sales of assets	1,229	1,056
Restructuring and impairment charges	538	553
Total cost and expenses	91,664	107,651
Operating income (loss)	818	(407)
Other (expense) income:
Interest expense	(9,848)	(5,933)
Interest income	340	369
Other income	24	92
Change in fair value of warrants	(190)	29
Total other expenses	(9,674)	(5,443)
Loss before income taxes	(8,856)	(5,850)
Income tax expense	—	(338)
Net loss	(8,856)	(6,188)
Less net (loss) income allocated to general partner	(14)	4,054
Net loss allocated to limited partners	$(8,842)	$(10,242)

Net (loss) per common limited partner unit:
Basic	$(0.41)	$(1.74)
Diluted	(0.41)	(1.74)

Weighted average number of common limited partner units outstanding:
Basic	5,885,004	5,878,178
Diluted	5,885,004	5,878,178

Distribution paid per common limited partner unit	$0.20	$—
Distribution paid per Series A convertible common unit	—	—
Distribution paid per general partner unit	0.20	—

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(8,856)	$(6,188)
Other comprehensive (loss) income:
Unrealized and realized (loss) gain on available-for-sale securities	(28)	40
Other comprehensive (loss) income	(28)	40
Comprehensive loss attributable to the Partnership	$(8,884)	$(6,148)
See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Partners' Capital
(Unaudited)

	Limited Partners											Total Partners' Capital (Deficit)
	Common		Series A Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Loss
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital	Units	Capital (Deficit)	Units	Capital
	(In thousands, except shares data)
Balance at December 31, 2015	5,711,630	$(3,176)	15,251,989	$(16,760)	856,698	$—	21,820,317	$(19,936)	35,291	$33,360	$(270)	$13,154
Net loss	—	(2,372)	—	(6,470)	—	—	—	(8,842)	—	(14)	—	(8,856)
Equity-based compensation	—	64	—	—	—	—	—	64	—	—	—	64
Issuance of units to LTIP participants	21,930	—	—	—	—	—	21,930	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Paid-in-kind Series A convertible unit distribution	—	—	404,562	—	—	—	404,562	—	—	—	—	—
Cash distribution to unitholders	—	(1,175)	—	—	—	—	—	(1,175)	—	(8)	—	(1,183)
Balance at March 31, 2016	5,733,560	$(6,659)	15,656,551	$(23,230)	856,698	$—	22,246,809	$(29,889)	35,291	$33,338	$(298)	$3,151

See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,856)	$(6,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,265	14,890
Accretion of asset retirement obligations	1,375	1,248
Restructuring and impairment charges	538	553
Equity-based compensation	64	111
Loss on sale/disposal of assets	1,229	1,056
Gain on sales of investment securities	—	(15)
Non-cash interest expense	2,269	1,327
Amortization of debt issuance costs	527	405
Other	190	(29)
Changes in operating assets and liabilities:
Receivables, net	(3,124)	3,769
Inventories	2,361	1,241
Accounts payable and accrued expenses	(2,068)	1,835
Deferred revenue	3,572	2,431
Accrued compensation	(975)	(1,130)
Asset retirement obligations	(1,452)	(775)
Accrual for postretirement medical benefit	—	1,165
Pension obligation	—	160
Other assets and liabilities	12	(2,833)
Net cash provided by operating activities	10,927	19,221
Cash flows from investing activities:
Additions to property, plant, equipment and other	(1,544)	(3,312)
Advance coal royalties payments	(8)	(3,256)
Change in restricted investments	(2,516)	732
Net proceeds from sales of assets	214	22
Net cash used in investing activities	(3,854)	(5,814)
Cash flows from financing activities:
Borrowings from long-term debt	—	937
Repayments of long-term debt	(941)	(800)
Debt issuance costs and other refinancing costs	—	(18)
Transactions with Westmoreland Coal Company	—	(17,745)
Cash distributions to unitholders	(1,183)	—
Net cash used in financing activities	(2,124)	(17,626)
Net increase (decrease) in cash	4,949	(4,219)
Cash, beginning of the period	3,710	6,004
Cash, end of the period	$8,659	$1,785
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,052	$4,200
Non-cash transactions:
Property, plant and equipment acquired with debt	—	5,065
Asset retirement obligations capitalized in mine development	794	1,038
Market value of common units vested in LTIP	86	—
Market value of Series A unit at date of distribution	3,050	—
 See accompanying notes to condensed consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Westmoreland Resource Partners, LP, or the Partnership, and its consolidated subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require use of management's estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
On August 1, 2015, WCC, who owns and controls the GP, contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC ("WKL") to the Partnership (the “Kemmerer Drop”). The Kemmerer Drop was accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Kemmerer Drop for periods as of and subsequent to December 31, 2014, the earliest point of common control. Information about our acquisition and the accounting for the Kemmerer Drop is in Note 1, "Organization and Presentation" and Note 3, “Acquisition and Pushdown Accounting,” in our 2015 Form 10-K.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” and the “Partnership” means the business and operations of Westmoreland Resource Partners, LP, as well as its consolidated subsidiaries.

•	Our “GP” means Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP.
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
We operate in a single business segment and have five operating subsidiaries, Oxford Mining Company, LLC(“Oxford Mining”), Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), Westmoreland Kemmerer Fee Coal Holdings, LLC (“WKFCH”), Westmoreland Kemmerer, LLC (“WKL”) and Harrison Resources, LLC (“Harrison Resources”). Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine.
We are managed by Westmoreland Coal Company ("WCC") through our GP, and all executives, officers and employees who provide services to us are employed by WCC. WCC directly owns our GP. WCC’s common stock trades on the NASDAQ Global Market under the symbol “WLB.”
As of May 9, 2016, WCC and its consolidated subsidiaries owned approximate 93.8% of our limited partner interest on a fully diluted basis and, indirectly, all of our incentive distribution rights.
Significant Accounting Policies
There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods to allow for better comparison.
Accounting Pronouncements Effective in the Future
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers" (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date. The new guidance is now effective for the interim and annual periods beginning after December 15, 2017; early application is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018,and interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. We believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 9, "Leases," in our 2015 Form 10-K.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Coal stockpiles	$5,552	$5,683
Coal fuel inventories	1,091	1,953
Materials and supplies	14,943	16,311
Reserve for obsolete inventory	(317)	(317)
Total	$21,269	$23,630
3. RESTRICTED INVESTMENTS
The Partnership invests certain bond collateral in a limited selection of fixed-income investment options and receives the investment returns on these investments. These investments are not available to meet the Company’s general cash needs.
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss).
The carrying value and estimated fair value of our restricted investments were as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$8,991	$7,409
Available-for-sale securities	28,024	27,117
	$37,015	$34,526
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Cost basis	$28,402	$27,387
Gross unrealized holding gains	179	74
Gross unrealized holding losses	(557)	(344)
Fair Value	$28,024	$27,117

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTRUCTURING AND IMPAIRMENT CHARGES
Restructuring Charges
Concurrently with WCC’s acquisition of the GP and approximately 79.1% of our limited partner interests completed in December 2014 (collectively, the "WCC Transactions"), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities across the two organizations. Total expected restructuring charges related to the WCC Transactions of $3.4 million have been recorded to the restructuring and impairment expense line item within our consolidated statements of operations as they were incurred.
The table below represents the restructuring provision activity related to the restructuring plan:

WCC Transactions Restructuring Plan
(In thousands)
Balance, December 31, 2014	$2,783
Restructuring Charges	656
Cash Payments	(3,311)
Balance, December 31, 2015	128
Restructuring Charges	—
Cash Payments	(54)
Balance, March 31, 2016	$74
Impairment Charges
In March 2016, management made an operating decision to part-out and scrap a large-capacity shovel, in the second quarter of 2016, resulting in an impairment charge of $0.5 million for the three months ended March 31, 2016.
5. LONG-TERM DEBT
Debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Term loan facility	$301,215	$299,248
Capital lease obligations	8,760	9,351
Other	741	790
Total debt outstanding	310,716	309,389
Less debt issuance costs	(7,521)	(8,012)
Less current installments	(2,524)	(2,563)
Total debt outstanding, less current installments	$300,671	$298,814

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents aggregate contractual debt maturities of all long-term debt:

March 31,
2016
(In thousands)
2016	$1,927
2017	2,448
2018	303,685
2019	2,458
2020	198
Thereafter	—
Total	$310,716

Credit Facilities
On December 31, 2014, we entered into a Financing Agreement with the lenders party thereto and U.S. Bank National Association, as Administrative and Collateral Agent (the “2014 Financing Agreement”). As of March 31, 2016, we had a term loan of $301.2 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of March 31, 2016, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%. The term loan under the 2014 Financing Agreement matures in December 2018.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $2.3 million for the three months ended March 31, 2016. The outstanding term loan amount represents the principal balance of $292.1 million, plus PIK Interest of $9.1 million.
During the three months ended March 31, 2016, we paid down $0.3 million of the term loan under the 2014 Financing Agreement with proceeds from oil and gas royalties received. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.
In connection with WCC’s contribution of 100% of the equity interests in WKL to us on August 1, 2015 (the “Kemmerer Drop”), we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make cash distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such cash distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement. As of March 31, 2016, we have issued $5.4 million in cash distribution without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio.
As of March 31, 2016, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million (the “Revolving Credit Facility”), which reduces availability under the Revolving Credit Facility on a dollar-for-dollar basis. At March 31, 2016, availability under the Revolving Credit Facility was $15.0 million.
Deferred Financing Costs
Due to the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, debt issuance costs related to our debt liabilities are now reported in the balance sheet as a direct deduction from the face amount of the notes. This change in accounting principle had the effect of reducing the non-current

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

asset, Deposits and other assets and non-current liability, Long-term debt, less current installments, by $8.0 million as of December 31, 2015.
6. POSTRETIREMENT MEDICAL BENEFITS, PENSION AND OTHER SAVING PLANS
Immediately prior to the Kemmerer Drop and in accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the “Contribution Agreement”), all employees of WKL were transferred to WCC. On August 1, 2015, WCC assumed all liabilities, including the pension assets, associated with the transferred employees, including but not limited to all post-retirement pension, medical, other benefits and the related deferred income tax assets and liabilities, which were not contributed as part of the transaction.
Prior to August 1, 2015, WKL provided postretirement medical benefits and a defined benefit pension plan to qualified full-time employees pursuant to collective bargaining agreements. The postretirement medical benefits were provided through self-insurance programs. The pension benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our condensed consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Kemmerer Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the "Services Agreement"), and the Partnership’s fourth amended and restated partnership agreement, as amended (the "Partnership Agreement"), will allocate expenses incurred for postretirement medical liabilities and pension liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
Postretirement Medical Benefits
WKL provided postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. WKL also provided these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$816
Interest cost	—	642
Amortization of deferred items	—	—
Total net periodic benefit cost	$—	$1,458
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
Pension
WKL provides a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. WKL’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$378
Interest cost	—	626
Expected return on plan assets	—	(844)
Total net periodic benefit cost	$—	$160
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
7. FAIR VALUE MEASUREMENTS
The book values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common and subordinated units under a freestanding contract. The subordinated unit warrants were canceled on December 31, 2014 in connection with the WCC Transactions. The warrants are measured at fair value at each balance sheet date. As of March 31, 2016, the fair value of each warrant was $5.02, based on the following assumptions: spot price of $5.14 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit.
See Note 3 for additional disclosures related to fair value measurements of restricted investments.
8. DISTRIBUTIONS OF AVAILABLE CASH
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP. Available cash is determined at the end of each quarter and is generally defined in the Partnership Agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.
On April 26, 2016, we declared a quarterly distribution for the quarter ended March 31, 2016, of $0.20 per unit, on all units outstanding, totaling approximately $4.3 million, payable on May 13, 2016 to all unitholders of record as of May 6, 2016.
Series A Units
As previously mentioned in our 2015 Form 10-K, a portion of the total consideration for the Kemmerer Drop was in the form of Series A Convertible units (“Series A Units”). The issuance of the Series A Units, the Partnership entered into an amendment (the “Amendment”) to our fourth amended and restated partnership agreement, as amended (the "Partnership Agreement"). The Amendment established the terms of the Series A Units and any additional Series A Units that may be issued in kind as a distribution (the “Series A PIK Units,” together with the Series A Units, the "Series A Convertible Units"), and provided that each Series A Convertible Unit will have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Convertible Units will convert into common units, on a one-for-

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
On February 12, 2016, we issued 404,562 Series A Convertible Units as the paid-in-kind Series A distribution with respect to the fourth quarter 2015.
9. ASSET RETIREMENT OBLIGATIONS
As of March 31, 2016, our asset retirement obligation ("ARO") totaled $58.3 million, including amounts reported as current liabilities.
Changes in the Partnership's ARO were as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In thousands)
Asset retirement obligations, January 1,	$56,634	$50,545
Accretion	1,375	5,085
Changes resulting from additional mines	—	2,285
Changes due to amount and timing of reclamation	2,195	6,265
Payments	(1,869)	(7,546)
Asset retirement obligations	58,335	56,634
Less current portion	(17,425)	(14,075)
Asset retirement obligations, less current portion	$40,910	$42,559

The $2.2 million increase in the asset retirement obligation for the three months ended March 31, 2016 is the result of updated costs estimates, changes in mine plans and reclamation consents.
As of March 31, 2016, the Partnership had $132.1 million in surety bonds outstanding to secure reclamation obligations.
10. LONG-TERM INCENTIVE PLAN
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$64	$111

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted common unit award activity for the three months ended March 31, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2015	21,930	$11.40
Granted	63,775	3.92
Vested	(21,930)	11.40
Non-vested at March 31, 2016	63,775	$3.92	$229	[1]
1Expected to be recognized over the next 11 months.
11. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of March 31, 2016, the remaining terms of our long-term contracts range from one to ten years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except shares and per share data)
Limited partner common units
Weighted average units outstanding basic and diluted[1,2]	5,885,004	5,878,178
Net (loss) allocated to common unitholders basic and diluted[2]	$(2,437)	$(10,243)
Net (loss) per limited partner common unit basic and diluted[2]	$(0.41)	$(1.74)

Series A convertible units
Weighted average Series A convertible units outstanding basic	15,465,384	—
Net loss allocated to Series A convertible units basic and diluted[2]	$(6,404)	$—
Net loss per Series A convertible unit basic and diluted[2]	$(0.41)	$—

General partner units
Weighted average general partner units outstanding basic and diluted	35,291	35,291
Net (loss) income allocated to general partners basic and diluted[2]	$(15)	$4,055
Net (loss) income per general partner unit basic and diluted[2]	$(0.41)	$114.90

Distribution paid per common limited partner unit	$0.20	$—
Distribution paid per Series A convertible common unit	$—	$—
Distribution paid per general partner unit	$0.20	$—
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three months ended March 31, 2016 and 2015, respectively.
The impact of the Kemmerer Drop on income (loss) per units for the three months ended March 31, 2015 is as follows:

	Three Months Ended March 31, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(1.74)	$—	$(1.74)
Impact of Kemmerer Drop basic and diluted earnings per unit	—	—	116.64
Basic and diluted earnings per unit	$(1.74)	$—	$114.90

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Available for Sale Securities (net of tax)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2015	$(270)	$(270)
Other comprehensive loss before reclassification	(52)	(52)
Amounts reclassified from accumulated other comprehensive income	24	24
Balance at March 31, 2016	$(298)	$(298)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31,
	2016
	(In thousands)
Realized gains and losses on available-for-sale securities	$24	Other income (loss)
14. RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The current terms of the Services Agreement expires on December 31, 2016, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three months ended March 31, 2016, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $1.0 million and $4.2 million were included in accounts payable as of March 31, 2016 and December 31, 2015, respectively. In December 2015, the Partnership prepaid the GP for the 2016 annual management fee of $2.2 million, of which $1.6 million was included in Other current assets at March 31, 2016.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $7.9 million in coal revenues and less than $0.01 million in non-coal revenues for the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, receivables totaling $2.5 million and $3.4 million, respectively, were included in Receivables - trade.
15. SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Northern Appalachia and Lincoln County, Wyoming, selling high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

primarily in the Midwest, northeastern U.S. and Wyoming. All of our operations have similar economic characteristics including but not limited to coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. Three of our operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining in exchange for a per ton royalty rate.
16. SUBSEQUENT EVENTS
In April 2016, we entered into an agreement to purchase 1.0 million tons of coal (“purchased coal”) from a third-party through December 31, 2017. The purchased coal will be used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the purchased coal agreement, we down-sized our work force and took a $0.3 million severance charge and a $1.7 million impairment charge on excess equipment in the month of April 2016. We intend to market for sale the excess equipment.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our 2015 Form 10-K and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement About Forward-Looking Statements.”
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
We operate in a single business segment and have five operating subsidiaries, Oxford Mining, Oxford Mining Kentucky, WKFCH, WKL and Harrison Resources. Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine. Our WKFCH and Harrison Resources operating subsidiaries own and hold coal reserves. Harrison Resources' coal reserves are surface mined and marketed by Oxford Mining. Oxford Mining Kentucky is an inactive operating subsidiary holding coal reserves in the Illinois Basin for which surface mining operation ceased in December 2013.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Overview

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total Revenues	$92.5	$107.2	$(14.7)	(13.7)%
Net loss	(8.9)	(6.2)	(2.7)	43.5%
Adjusted EBITDA[1]	19.3	19.0	0.3	1.6%
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
Total revenue was $92.5 million for the three months ended March 31, 2016, a decrease of $14.7 million, or 13.7%, from $107.2 million for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 was $8.9 million, compared to a net loss for the three months ended March 31, 2015 of $6.2 million. Adjusted EBITDA was $19.3 million for the three months ended March 31, 2016, an increase of $0.3 million from $19.0 million for the three months ended March 31, 2015.
Coal Sales Revenues

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Coal revenues	$91.6	$103.3	$(11.7)	(11.3)%
Coal sales revenue was $91.6 million for the three months ended March 31, 2016, a decrease of $11.7 million, or 11.3%, from $103.3 million for the three months ended March 31, 2015. The decrease was primarily attributable to a 7.8% decrease in sales tons in the amount of $8.0 million, in addition to a $1.75 per ton, or an aggregate $3.7 million, decrease in the average sale price per ton for the three months ended March 31, 2016.
Non-coal Revenues

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Non-coal revenues	$0.9	$4.0	$(3.1)	(77.5)%
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $0.9 million for the three months ended March 31, 2016, a decrease of $3.1 million, from $4.0 million for the three months ended March 31, 2015. The decrease was primarily attributable to a $3.1 million decrease in non-coal services and a $0.3 million decrease in limestone and other revenue, offset by a $0.3 million increase in oil and gas royalties.

Cost of Coal Revenues

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$71.2	$83.8	$(12.6)	(15.0)%
Cost of coal revenues (excluding depreciation, depletion and amortization ("DD&A")) was $71.2 million for the three months ended March 31, 2016, a decrease of $12.6 million, or 15.0%, from $83.8 million for the three months ended March 31, 2015. The decrease was primarily attributable to a decrease of 0.2 million in tons sold, which corresponds to a $6.5 million decrease in cost of coal revenues, and a decrease in the cost to produce coal of $2.88 per ton, or an aggregate $6.1 million, for the three months ended March 31, 2016. The decrease in the cost to produce coal of $2.88 per ton was primarily attributed to lower fuel prices and mine operating efficiencies.
Depreciation, Depletion and Amortization

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Depreciation, depletion and amortization	$15.3	$14.9	$0.4	2.7%
DD&A expense was $15.3 million for the three months ended March 31, 2016, an increase of $0.4 million, or 2.7%, from $14.9 million for the three months ended March 31, 2015. Amortization expense was $3.8 million for the three months ended March 31, 2016, a $2.3 million increase from $1.5 million for the three months ended March 31, 2015. The increase was primarily attributable to changes in the asset retirement costs on closed mines resulting from revisions to cost estimates. Depreciation expense decreased $0.7 million, or 6.9%, to $9.4 million for the three months ended March 31, 2016, from $10.1 million for the three months ended March 31, 2015. The decrease was primarily attributable to a smaller operating fleet. Depletion expense was $2.1 million for the three months ended March 31, 2016, a $1.2 million decrease from $3.3 million for the three months ended March 31, 2015, which was primarily attributable to the production and sale of 0.2 million fewer coal tons during the three months ended March 31, 2016.
Selling and Administrative

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Selling and administrative	$3.3	$4.2	$(0.9)	(21.4)%
Selling and administrative expenses were $3.3 million for the three months ended March 31, 2016, a decrease of $0.9 million, or 21.4%, from $4.2 million for the three months ended March 31, 2015. The decrease is primarily the result of cost reduction efforts made during the three months ended March 31, 2016.

Nonoperating Results (including interest expense, interest income, other income, and change in fair value of warrants)

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(9.8)	$(5.9)	$(3.9)	66.1%
Interest income	0.3	0.4	(0.1)	(25.0)%
Other income	—	0.1	(0.1)	(100.0)%
Change in fair value of warrants	(0.2)	—	(0.2)	(100.0)%
Our interest expense increased $3.9 million for the three months ended March 31, 2016 to $9.8 million compared to $5.9 million for the three months ended March 31, 2015 primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.
Our interest income was $0.3 million for the three months ended March 31, 2016, a decrease of $0.1 million from $0.4 million for the three months ended March 31, 2015, resulting from a decrease in average cash on hand throughout the three months ended March 31, 2016.
We recognized expense from the change in fair value of warrants of $0.2 million for the three months ended March 31, 2016, an increase of $0.2 million compared to zero for the three months ended March 31, 2015. The decrease is the result of the increase in value of our units traded on the NYSE during the three months ended March 31, 2016.
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
Reconciliation of Net Loss to Distributable Cash Flows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(8,856)	$(6,188)
Income tax expense	—	(338)
Interest expense	(9,508)	(5,564)
Depreciation, depletion and amortization	15,265	14,890
Accretion of ARO and receivable	1,375	1,248
EBITDA	17,292	15,852
Restructuring and impairment charges	538	553
(Gain)/loss on sale of assets	1,229	1,056
Share-based compensation	64	111
Other non-cash and non-recurring costs[1]	166	1,396
Adjusted EBITDA	19,289	18,968
Deferred revenue	3,572	2,431
Reclamation and mine closure costs	(1,888)	(926)
Maintenance capital expenditures and other capitalized items	(1,545)	(3,311)
Pension and postretirement medical	—	1,325
Cash interest expense, net of interest income	(6,712)	(3,831)
Other[2]	(1,020)	(432)
Distributable Cash Flow	$11,696	$14,224
1Includes non-cash activity from the change in fair value of investments and warrants.
2Includes payments made to pay down our Term Loan as well as capital lease payments and debt issuance costs.

Liquidity and Capital Resources
Liquidity
We had the following liquidity at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$8.7	$3.7
Revolving Credit Facility	15.0	15.0
Total	$23.7	$18.7
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations, borrowings under the 2014 Financing Agreement, and availability under our Revolving Credit Facility.
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
As of March 31, 2016, our available liquidity was $23.7 million, which included $8.7 million in cash and $15.0 million of availability under our Revolving Credit Facility.
Please read "- Capital Expenditures" for a further discussion of the impact of our capital expenditures on our liquidity.
Debt Obligations
As of March 31, 2016 the outstanding balance on our 2014 Financing Agreement was $301.2 million. This amount represents the principal balance of $292.1 million, plus PIK interest of $9.1 million as of March 31, 2016. As of March 31, 2016, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
As of March 31, 2016, availability under the Revolving Credit Facility was $15.0 million.
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$10,927	$19,221
Investing activities	(3,854)	(5,814)
Financing activities	(2,124)	(17,626)

Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2016 compared to $19.2 million of net cash provided by operating activities for the three months ended March 31, 2015, a decrease of $8.3 million. The decrease of $8.3 million resulted from a net loss for the three months ended March 31, 2016 of $8.9 million, an increase of $2.7 million, compared to net loss for the three months ended March 31, 2015 of $6.2 million, a decrease of $7.5 million in cash provided by change in working capital, offset in part by an increase of $0.9 million increase in non-cash interest expense and $0.4 million in depreciation, depletion and amortization expense.
Net cash used in investing activities was $3.9 million for the three months ended March 31, 2016 compared to $5.8 million for the three months ended March 31, 2015, a decrease of approximately $2.0 million. The decrease was attributable to a decrease of $3.2 million in advance royalty payments and $1.8 million in capital expenditures, offset in part by $3.2 million in changes in restricted investments.
Net cash used in financing activities was $2.1 million for the three months ended March 31, 2016, down $15.5 million from net cash used in financing activities of $17.6 million for the three months ended March 31, 2015. The $2.1 million of cash flows used in financing activities for the three months ended March 31, 2016, consisted of $1.2 million of cash used in distributions to partners and $0.9 million of cash used in the repayment of long-term debt.
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
The following table summarizes our capital expenditures by type for the three months ended March 31, 2016, and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Coal reserves	$—	$—
Mine development	180	275
Equipment and components	1,364	3,037
Total	$1,544	$3,312
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2015 Form 10-K and the footnote disclosures included in Part I, Item I of this report for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 of Notes to Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety, performance and road bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effect on our financial condition, results of operations or cash flows to result from these arrangements. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation obligations. These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Item 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2015 Form 10-K.

Item 4— CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1— LEGAL PROCEEDINGS
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
Item 1A — RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2015 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2015 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Item 4— MINE SAFETY DISCLOSURES
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
Item 6 — EXHIBITS
The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	May 10, 2016	By:	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	May 10, 2016	By:	/s/ Michael J Meyer
Michael J. Meyer
Controller and Principal Accounting Officer
(Principal Accounting Officer and A Duly Authorized Officer)

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