Form 10-Q
period 2016-06-30
Westmoreland Resource Partners, LP
filed 2016-08-02
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
YES ☐NO ☒

As of August 1, 2016, 5,733,560 common units representing limited partner interests in our Partnership (the "common units") were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash	$5,610	$3,710
Receivables	34,966	32,552
Inventories	19,299	23,630
Assets held for sale	1,373	—
Other current assets	7,189	4,650
Total current assets	68,437	64,542
Property, plant and equipment:
Land and mineral rights	108,496	104,600
Plant and equipment	259,345	258,877
	367,841	363,477
Less accumulated depreciation, depletion and amortization	(110,902)	(85,836)
Net property, plant and equipment	256,939	277,641
Advanced coal royalties	6,257	10,082
Restricted investments	37,506	34,526
Intangible assets, net of accumulated amortization of $3.1 million and $2.1 million, respectively	27,900	28,933
Deposits and other assets	810	1,554
Total Assets	$397,849	$417,278
Liabilities and Partners' Capital
Current liabilities:
Current installments of long-term debt	$3,019	$2,563
Accounts payable and accrued expenses:
Trade	19,002	23,132
Production taxes	15,486	16,586
Asset retirement obligations	18,492	14,075
Other current liabilities	3,143	3,998
Total current liabilities	59,142	60,354
Long-term debt, less current installments	311,450	298,814
Asset retirement obligations, less current portion	39,913	42,559
Other liabilities	2,584	2,397
Total liabilities	413,089	404,124
Partners' capital (deficit):
Limited partners (5,733,560 and 5,711,630 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	(11,642)	(3,176)
Series A Convertible Units (15,656,551 and 15,251,989 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	(36,898)	(16,760)
General partner (35,291 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	33,308	33,360
Accumulated other comprehensive loss	(8)	(270)
Total Westmoreland Resource Partners, LP (deficit) capital	(15,240)	13,154
Total liabilities and partners’ capital	$397,849	$417,278
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Coal revenues	$79,096	$92,554	$170,656	$195,828
Non-coal revenues	1,371	2,880	2,293	6,850
Total revenues	80,467	95,434	172,949	202,678
Costs and expenses:
Cost of coal revenues	62,674	77,219	133,885	161,046
Cost of non-coal revenues	123	235	276	3,390
Depreciation, depletion and amortization	14,547	13,921	29,812	28,811
Selling and administrative	2,844	4,677	6,112	8,847
Loss on sales of assets	407	645	1,636	1,701
Restructuring and impairment charges	4,163	103	4,701	656
Total cost and expenses	84,758	96,800	176,422	204,451
Operating income (loss)	(4,291)	(1,366)	(3,473)	(1,773)
Other (expense) income:
Interest expense	(10,247)	(6,010)	(20,095)	(11,943)
Interest income	79	150	419	519
Other income	30	130	54	222
Change in fair value of warrants	4	448	(186)	477
Total other expenses	(10,134)	(5,282)	(19,808)	(10,725)
Loss before income taxes	(14,425)	(6,648)	(23,281)	(12,498)
Income tax benefit (expense)	—	293	—	(45)
Net loss	(14,425)	(6,355)	(23,281)	(12,543)
Less net (loss) income allocated to general partner	(23)	—	(37)	4,054
Net loss allocated to limited partners	$(14,402)	$(6,355)	$(23,244)	$(16,597)

Net (loss) per common limited partner unit:
Basic	$(0.67)	$(1.08)	$(1.08)	$(2.82)
Diluted	(0.67)	(1.08)	(1.08)	(2.82)

Weighted average number of common limited partner units outstanding:
Basic	5,899,577	5,878,187	5,892,290	5,878,187
Diluted	5,899,577	5,878,187	5,892,290	5,878,187

Cash distribution paid per common limited partner unit	$0.20	$0.20	$0.40	$0.20
Cash distribution paid per Series A convertible common unit	0.20	—	0.20	—
Cash distribution paid per general partner unit	0.20	0.20	0.40	0.20

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(14,425)	$(6,355)	$(23,281)	$(12,543)
Other comprehensive income (loss):
Unrealized and realized gain (loss) on available-for-sale securities	290	(449)	262	(409)
Other comprehensive income (loss)	290	(449)	262	(409)
Comprehensive loss attributable to the Partnership	$(14,135)	$(6,804)	$(23,019)	$(12,952)
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners' Capital
(Unaudited)

	Limited Partners											Total Partners' Capital (Deficit)
	Common		Series A Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Loss
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital	Units	Capital (Deficit)	Units	Capital
	(In thousands, except shares data)
Balance at December 31, 2015	5,711,630	$(3,176)	15,251,989	$(16,760)	856,698	$—	21,820,317	$(19,936)	35,291	$33,360	$(270)	$13,154
Net loss	—	(6,237)	—	(17,007)	—	—	—	(23,244)	—	(37)	—	(23,281)
Equity-based compensation	—	127	—	—	—	—	—	127	—	—	—	127
Issuance of units to LTIP participants	21,930	—	—	—	—	—	21,930	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	262	262
Paid-in-kind Series A convertible unit distribution	—	—	404,562	—	—	—	404,562	—	—	—	—	—
Cash distribution to unitholders	—	(2,356)	—	(3,131)	—	—	—	(5,487)	—	(15)	—	(5,502)
Balance at June 30, 2016	5,733,560	$(11,642)	15,656,551	$(36,898)	856,698	$—	22,246,809	$(48,540)	35,291	$33,308	$(8)	$(15,240)

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,281)	$(12,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	29,812	28,811
Accretion of asset retirement obligations	2,779	2,518
Restructuring and impairment charges	4,701	656
Non-cash interest expense	4,554	2,664
Amortization of debt issuance costs	1,235	817
Other	1,950	1,369
Changes in operating assets and liabilities:
Receivables, net	(2,414)	16,492
Inventories	4,331	(1,755)
Accounts payable and accrued expenses	(6,806)	(138)
Deferred revenue	—	(2,513)
Asset retirement obligations	(4,745)	(2,695)
Other assets and liabilities	2,054	747
Net cash provided by operating activities	14,170	34,430
Cash flows from investing activities:
Additions to property, plant, equipment and other	(2,529)	(8,395)
Advance coal royalties payments	(16)	(3,266)
Change in restricted investments	(2,720)	1,777
Net proceeds from sales of assets	354	136
Net cash used in investing activities	(4,911)	(9,748)
Cash flows from financing activities:
Borrowings from long-term debt	—	937
Repayments of long-term debt	(1,857)	(8,090)
Debt issuance costs and other refinancing costs	—	(18)
Transactions with Westmoreland Coal Company	—	(9,467)
Cash distributions to unitholders	(5,502)	(1,183)
Net cash used in financing activities	(7,359)	(17,821)
Net increase (decrease) in cash	1,900	6,861
Cash, beginning of the period	3,710	6,004
Cash, end of the period	$5,610	$12,865
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,306	$8,461
Non-cash transactions:
Property, plant and equipment acquired with debt	9,259	5,065
Asset retirement obligations capitalized in mine development	3,400	2,533
Market value of Series A unit at date of distribution	3,050	—
 See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts and operations of Westmoreland Resource Partners, LP, or the Partnership, and its consolidated subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in our 2015 Form 10-K, except as described below.
On August 1, 2015, Westmoreland Coal Company (“WCC”), who owns and controls the Westmoreland Resources GP, LLC (“GP”), the general partner of Westmoreland Resource Partners, LP, contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“WKL”) to the Partnership (the “Kemmerer Drop”). The Kemmerer Drop was accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect to the Kemmerer Drop for periods as of and subsequent to December 31, 2014, the earliest point of common control. Information about our acquisition and the accounting for the Kemmerer Drop is in Note 1, “Organization and Presentation” and Note 3, “Acquisition and Pushdown Accounting,” in our 2015 Form 10-K.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods.
Accounting Pronouncements Effective in the Future
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASU Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017. The Partnership can either adopt these standards retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. INVENTORIES
Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Coal stockpiles	$4,030	$5,683
Fuel inventories	1,524	1,953
Materials and supplies	14,062	16,311
Reserve for obsolete inventory	(317)	(317)
Total	$19,299	$23,630
3. RESTRICTED INVESTMENTS
The Partnership invests certain bond collateral in a limited selection of fixed-income investment options and receives the investment returns on these investments. These investments are not available to meet the Partnership’s general cash needs.
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss).
The carrying value and estimated fair value of our restricted investments were as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$7,481	$7,409
Available-for-sale securities	30,025	27,117
	$37,506	$34,526
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Cost basis	$30,114	$27,387
Gross unrealized holding gains	287	74
Gross unrealized holding losses	(376)	(344)
Fair Value	$30,025	$27,117

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTRUCTURING AND IMPAIRMENT CHARGES
Restructuring Charges
Concurrent with WCC’s acquisition of the GP and approximately 79.1% of our limited partner interests completed in December 2014 (collectively, the “WCC Transactions”), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities across the two organizations. Total expected restructuring charges related to the WCC Transactions of $3.4 million have been recorded to the restructuring and impairment expense line item within our consolidated statements of operations as they were incurred.
The table below represents the restructuring provision activity related to the restructuring plan:

WCC Transactions Restructuring Plan
(In thousands)
Balance, December 31, 2014	$2,783
Restructuring Charges	656
Cash Payments	(3,311)
Balance, December 31, 2015	128
Restructuring Charges	—
Cash Payments	(111)
Balance, June 30, 2016	$17
Impairment Charges
In April 2016, we entered into an agreement to purchase 1.0 million tons of coal (“purchased coal”) from a third party through December 31, 2017. The purchased coal will be used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the purchased coal agreement, we down-sized our work force and incurred a $0.3 million severance charge for the three months ended June 30, 2016 and an impairment charge on excess equipment of $4.2 million for the three months ended June 30, 2016. Impairment charges for the six months ended June 30, 2016 was $4.7 million. We intend to market and sell the excess equipment and have reflected the expected amount to be recovered, based on prices for similar assets, as "Assets held for sale" on the consolidated balance sheet.
5. LONG-TERM DEBT
Debt consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Term loan facility	$303,301	$299,248
Capital lease obligations	17,326	9,351
Other	691	790
Total debt outstanding	321,318	309,389
Less debt issuance costs	(6,849)	(8,012)
Less current installments	(3,019)	(2,563)
Total debt outstanding, less current installments	$311,450	$298,814

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents aggregate contractual debt maturities of all long-term debt:

June 30,
2016
(In thousands)
2016	$1,357
2017	3,712
2018	307,480
2019	4,243
2020	1,835
Thereafter	2,691
Total	$321,318

Credit Facilities
On December 31, 2014, we entered into a Financing Agreement with the lenders party thereto and U.S. Bank National Association, as administrative and collateral agent (the “2014 Financing Agreement”). As of June 30, 2016, we had a term loan of $303.3 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of June 30, 2016, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%. The term loan under the 2014 Financing Agreement matures in December 2018.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $2.3 million and $4.6 million for the three and six months ended June 30, 2016. The outstanding term loan amount represents the principal balance of $291.9 million, plus PIK Interest of $11.4 million.
During the three and six months ended June 30, 2016, we paid down $0.2 million and $0.5 million of the term loan under the 2014 Financing Agreement with proceeds from oil and gas royalties received. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.
In connection with the Kemmerer Drop, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make cash distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) when our Consolidated Total Net Leverage ratio is more than 3.75 or Fixed Charge Coverage ratio is less than 1.00 (as such ratios are defined in the 2014 Financing Agreement) and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such cash distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement ("Restricted Distributions"). As of June 30, 2016, we have made $9.7 million in Restricted Distributions.
As of June 30, 2016, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement (the “Revolving Credit Facility”) with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the Revolving Credit Facility on a dollar-for-dollar basis. At June 30, 2016, availability under the Revolving Credit Facility was $15.0 million.
Deferred Financing Costs
Due to the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, debt issuance costs related to our debt liabilities are now reported in the balance sheet as a direct

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

deduction from the face amount of the notes. This change in accounting principle had the effect of reducing the non-current asset, Deposits and other assets and non-current liability, Long-term debt, less current installments, by $8.0 million as of December 31, 2015.
Capital Leases
During the three and six months ended June 30, 2016, we entered into $9.3 million of new capital leases.
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
Prior to August 1, 2015, WKL provided postretirement medical benefits and a defined benefit pension plan to qualified full-time employees pursuant to collective bargaining agreements. The postretirement medical benefits were provided through self-insurance programs. The pension benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Kemmerer Drop, WCC, in compliance with the services agreement with our GP, as amended through the date hereof (the “Services Agreement”), and the Partnership’s fourth amended and restated partnership agreement, as amended (the “Partnership Agreement”), will allocate expenses incurred for postretirement medical liabilities and pension liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
Postretirement Medical Benefits
WKL provided postretirement medical benefits to retired employees and their dependents, as mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. WKL also provided these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$816	$—	$1,632
Interest cost	—	642	—	1,285
Amortization of deferred items	—	—	—	—
Total net periodic benefit cost	$—	$1,458	$—	$2,917
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
Pension
WKL provided a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. WKL’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$244	$—	$623
Interest cost	—	603	—	1,228
Expected return on plan assets	—	(844)	—	(1,688)
Total net periodic benefit cost	$—	$3	$—	$163
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
7. FAIR VALUE MEASUREMENTS
The book values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of June 30, 2016, the fair value of each warrant was $5.00, based on the following assumptions: spot price of $5.12 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 1 measurement.
See Note 3 for additional disclosures related to fair value measurements of restricted investments.
8. DISTRIBUTIONS OF AVAILABLE CASH
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement. Available cash is determined at the end of each quarter and is generally defined in the Partnership Agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.
On July 28, 2016, we declared a quarterly cash distribution for the quarter ended June 30, 2016, of $0.20 per common unit and warrant with distribution rights. Additionally, we declared a cash distribution of $0.20 per Series A Convertible unit. The cash distribution totaling approximately $4.3 million, will be paid to all common unitholders and warrant holders on August 12, 2016 to all unitholders of record as of August 8, 2016.
Series A Units
Series A Convertible Units will have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
On February 12, 2016, we issued 404,562 Series A Convertible Units as the paid-in-kind Series A distribution with respect to the fourth quarter 2015.
9. ASSET RETIREMENT OBLIGATIONS
As of June 30, 2016, our asset retirement obligation (“ARO”) totaled $58.4 million, including amounts reported as current liabilities.
Changes in the Partnership's ARO were as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In thousands)
Asset retirement obligations, January 1,	$56,634	$50,545
Accretion	2,779	5,085
Changes resulting from additional mines	—	2,285
Changes due to amount and timing of reclamation	4,800	6,265
Payments	(5,808)	(7,546)
Asset retirement obligations	58,405	56,634
Less current portion	(18,492)	(14,075)
Asset retirement obligations, less current portion	$39,913	$42,559

The $4.8 million increase in the asset retirement obligation for the six months ended June 30, 2016 is the result of updated costs estimates, changes in mine plans and reclamation consents.
As of June 30, 2016, the Partnership had $137.7 million in surety bonds outstanding to secure reclamation obligations.
10. LONG-TERM INCENTIVE PLAN
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$63	$172	$127	$283

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted common unit award activity for the six months ended June 30, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2015	21,930	$11.40
Granted	63,775	3.92
Vested	(21,930)	11.40
Non-vested at June 30, 2016	63,775	$3.92	$167	[1]
1Expected to be recognized over the next 8 months.
11. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of June 30, 2016, the remaining terms of our long-term contracts range from one to ten years.
Purchase Commitments
In April 2016, we entered into a fixed price agreement to purchase 1.0 million tons of coal from a third party through December 31, 2017.
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Legal and Regulatory
The Partnership is party to various lawsuits, claims and regulatory proceedings incidental to our business at any point in time. We record accruals for potential losses related to these matters when, in management’s opinion, such losses are probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than our accruals, then they could have a material adverse effect.
Ohio Environmental Protection Agency
In May 2016 the Ohio Environmental Protection Agency’s Department of Permitting (“OEPA”) notified us in writing in that they believe twelve of our previously remediated Oxford mines have failed to meet the performance goals set forth in their approved mitigation plans. Their letters allow that we either a) evidence that their listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to 2 years to complete the outstanding mitigation obligations, or c) pursue other off-site mitigation credits. Our evaluation of the OEPA’s claims is not yet complete, however based on the nature of their claims we believe it is reasonably possible that some level of remediation efforts will be required, although an estimate of loss cannot be reasonably determined at this time.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. EARNINGS (LOSSES) PER UNIT
The computation of basic and diluted earnings (losses) per unit under the two class method for limited partner units and general partner units is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except shares and per share data)
Limited partner common units
Weighted average units outstanding basic and diluted[1,2]	5,899,577	5,878,187	5,892,290	5,878,187
Net (loss) allocated to common unitholders basic and diluted[2]	$(3,941)	$(6,354)	$(6,384)	$(16,597)
Net (loss) per limited partner common unit basic and diluted[2]	$(0.67)	$(1.08)	$(1.08)	$(2.82)

Series A convertible units
Weighted average Series A convertible units outstanding basic	15,656,551	—	15,560,968	—
Net loss allocated to Series A convertible units basic and diluted[2]	$(10,460)	$—	$(16,859)	$—
Net loss per Series A convertible unit basic and diluted[2]	$(0.67)	$—	$(1.08)	$—

General partner units
Weighted average general partner units outstanding basic and diluted	35,291	35,291	35,291	35,291
Net (loss) income allocated to general partners basic and diluted[2]	$(24)	$2	$(38)	$4,057
Net (loss) income per general partner unit basic and diluted[2]	$(0.67)	$0.06	$(1.08)	$114.96

Cash distribution paid per common limited partner unit	$0.20	$0.20	$0.40	$0.20
Cash distribution paid per Series A convertible common unit	$0.20	$—	$0.20	$—
Cash distribution paid per general partner unit	$0.20	$0.20	$0.40	$0.20
1Unvested LTIP units are not dilutive units for the years and periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three and six months ended June 30, 2016 and 2015, respectively.
The impact of the Kemmerer Drop on income (loss) per units for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(1.08)	$—	$(1.08)
Impact of Kemmerer Drop basic and diluted earnings per unit	—	—	1.14
Basic and diluted earnings per unit	$(1.08)	$—	$0.06

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2015
	Limited Partner Units	Series A Convertible Units	General Partner Units
Predecessor Partnership basic and diluted earnings per unit	$(2.82)	$—	$(2.82)
Impact of Kemmerer Drop basic and diluted earnings per unit	—	—	117.78
Basic and diluted earnings per unit	$(2.82)	$—	$114.96

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) arising from our available-for-sale securities (net of tax):

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2015	$(270)
Other comprehensive loss before reclassification	232
Amounts reclassified from accumulated other comprehensive income	30
Balance at June 30, 2016	$(8)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
Realized gains and losses on available-for-sale securities	$30	$30	Other income (loss)
14. RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The current terms of the Services Agreement expires on December 31, 2016, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and six months ended June 30, 2016, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $0.9 million and $4.2 million were included in accounts payable as of June 30, 2016 and December 31, 2015, respectively. In December 2015, the Partnership prepaid the GP for the 2016 annual management fee of $2.2 million, of which $1.1 million was included in Other current assets at June 30, 2016.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $6.4 million and $14.3 million in coal revenues and less than $0.01 million and less than $0.02 million in non-coal revenues for the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, receivables totaling $9.2 million and $3.4 million, respectively, were included in Receivables - trade.
15. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing of its Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our 2015 Form 10-K and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement About Forward-Looking Statements.”
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

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control. Additional information is found in our discussion below under Cash Distributions;

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
Overview
Westmoreland Resource Partners, LP is a Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WMLP". Westmoreland Coal Company, a Delaware corporation ("WCC"), owns 100% of our General Partner and, and as of the date of this filing, 93.8% beneficial limited partner interest on a fully diluted basis.
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
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Overview

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total Revenues	$80.5	$95.4	$(14.9)	(15.6)%
Net loss	(14.4)	(6.4)	(8.0)	125.0%
Adjusted EBITDA[1]	16.3	14.7	1.6	10.9%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Total revenue was $80.5 million for the three months ended June 30, 2016, a decrease of $14.9 million, or 15.6%, from $95.4 million for the three months ended June 30, 2015. Net loss for the three months ended June 30, 2016 was $14.4 million, compared to a net loss for the three months ended June 30, 2015 of $6.4 million. Adjusted EBITDA was $16.3 million for the three months ended June 30, 2016, an increase of $1.6 million from $14.7 million for the three months ended June 30, 2015.

Revenues

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Coal revenues	$79.1	$92.6	$(13.5)	(14.6)%
Non-coal revenues	1.4	2.8	(1.4)	(50.0)%
Total Revenues	$80.5	$95.4	$(14.9)	(15.6)%
Coal sales revenue was $79.1 million for the three months ended June 30, 2016, a decrease of $13.5 million, or 14.6%, from $92.6 million for the three months ended June 30, 2015. The decrease was primarily attributable to a 13.6% decrease in sales tons in the amount of $12.6 million, compounded by a $0.50 per ton, or an aggregate $0.9 million, decrease in the average sale price per ton for the three months ended June 30, 2016.
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $1.4 million for the three months ended June 30, 2016, a decrease of $1.4 million, from $2.8 million for the three months ended June 30, 2015. The decrease was primarily attributable to a $1.1 million and $0.4 million decrease in other revenue and limestone, respectively, offset in part by a $0.1 million increase in oil and gas royalties. The $1.1 million decrease in other revenue was due primarily to generating $1.8 million in June 2015 compared to $0.6 million in June 2016 in lost coal fees for granting two respective pipeline right-of-ways to multiple third parties.
Cost of Coal Revenues

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$62.7	$77.2	$(14.5)	(18.8)%
Cost of coal revenues (excluding depreciation, depletion and amortization ("DD&A") was $62.7 million for the three months ended June 30, 2016, a decrease of $14.5 million, or 18.8%, from $77.2 million for the three months ended June 30, 2015. The decrease was primarily attributable to a decrease of 0.3 million in tons sold, which corresponds to a $10.4 million decrease in cost of coal revenues, and a decrease in the cost to produce coal of $2.27 per ton, or an aggregate $4.1 million, for the three months ended June 30, 2016. The decrease in the cost to produce coal of $2.27 per ton was primarily attributed to lower fuel prices and mine operating efficiencies.
Depreciation, Depletion and Amortization

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Depreciation, depletion and amortization	$14.5	$13.9	$0.6	4.3%
DD&A expense was $14.5 million for the three months ended June 30, 2016, an increase of $0.6 million, or 4.3%, from $13.9 million for the three months ended June 30, 2015. Amortization expense was $4.1 million for the three months ended June 30, 2016, a $2.8 million increase from $1.3 million for the three months ended June 30, 2015. The increase was primarily attributable to changes in the asset retirement costs on closed mines resulting from revisions to cost estimates. Depreciation expense decreased $1.6 million, or 15.2%, to $8.9 million for the three months ended June 30, 2016, from $10.5 million for the three months ended June 30, 2015. The decrease was primarily attributable to a smaller operating fleet. Depletion expense was $1.5 million for the three months ended June 30, 2016, a $0.6 million decrease from $2.1 million for the three months ended June 30, 2015, which was primarily attributable to the production and sale of 0.3 million fewer coal tons during the three months ended June 30, 2016.

Selling and Administrative

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Selling and administrative	$2.8	$4.7	$(1.9)	(40.4)%
Selling and administrative expenses were $2.8 million for the three months ended June 30, 2016, a decrease of $1.9 million, or 40.4%, from $4.7 million for the three months ended June 30, 2015. The decrease is primarily the result of cost reduction efforts made during the three months ended June 30, 2016.
Nonoperating Results (including interest expense, interest income, other income, and change in fair value of warrants)

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(10.2)	$(6.0)	$(4.2)	70.0%
Interest income	0.1	0.2	(0.1)	(50.0)%
Other income	—	0.1	(0.1)	(100.0)%
Change in fair value of warrants	—	0.4	(0.4)	(100.0)%
Our interest expense increased $4.2 million for the three months ended June 30, 2016 to $10.2 million compared to $6.0 million for the three months ended June 30, 2015 primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.
Our interest income was $0.1 million for the three months ended June 30, 2016, a decrease of $0.1 million from $0.2 million for the three months ended June 30, 2015, resulting from a decrease in average cash on hand throughout the three months ended June 30, 2016.
We recognized no change in fair value of warrants for the three months ended June 30, 2016, a decrease of $0.4 million compared to $0.4 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Overview

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total Revenues	$172.9	$202.7	$(29.8)	(14.7)%
Net loss	(23.3)	(12.5)	(10.8)	86.4%
Adjusted EBITDA[1]	35.6	33.7	1.9	5.6%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Total revenue was $172.9 million for the six months ended June 30, 2016, a decrease of $29.8 million, or 14.7%, from $202.7 million for the six months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $23.3 million, compared to a net loss for the six months ended June 30, 2015 of $12.5 million. Adjusted EBITDA was $35.6 million for the six months ended June 30, 2016, an increase of $1.9 million from $33.7 million for the six months ended June 30, 2015.

Revenues

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Coal revenues	$170.7	$195.8	$(25.1)	(12.8)%
Non-coal revenues	2.2	6.9	(4.7)	(68.1)%
Total Revenues	$172.9	$202.7	$(29.8)	(14.7)%
Coal sales revenue was $170.7 million for the six months ended June 30, 2016, a decrease of $25.1 million, or 12.8%, from $195.8 million for the six months ended June 30, 2015. The decrease was primarily attributable to a 10.5% decrease in sales tons in the amount of $20.6 million, compounded by a $1.18 per ton, or an aggregate $4.6 million, decrease in the average sale price per ton for the six months ended June 30, 2016.
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $2.2 million for the six months ended June 30, 2016, a decrease of $4.7 million, from $6.9 million for the six months ended June 30, 2015. The decrease was primarily attributable to a $3.1 million decrease in non-coal services, primarily due to $2.4 million in non-recurring coal handling and transportation service revenue performed on behalf of a subsidiary of Westmoreland Coal Company ("WCC") during the six months ended June 30, 2015. Additionally, other revenue decrease $1.3 million and limestone revenue decreased $0.7 million, offset in part by a $0.4 million increase in oil and gas royalties. The $1.3 million decrease in other revenue was due primarily to generating $1.8 million in June 2015 compared to $0.6 million in June 2016 in lost coal fees for granting two respective pipeline right-of-ways to multiple third parties.
Cost of Coal Revenues

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$133.9	$161.0	$(27.1)	(16.8)%
Cost of coal revenues (excluding depreciation, depletion and amortization ("DD&A") was $133.9 million for the six months ended June 30, 2016, a decrease of $27.1 million, or 16.8%, from $161.0 million for the six months ended June 30, 2015. The decrease was primarily attributable to a decrease of 0.5 million in tons sold, which corresponds to a $16.9 million decrease in cost of coal revenues, and a decrease in the cost to produce coal of $2.62 per ton, or an aggregate $10.2 million, for the six months ended June 30, 2016. The decrease in the cost to produce coal of $2.62 per ton was primarily attributed to lower fuel prices and mine operating efficiencies.

Depreciation, Depletion and Amortization

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Depreciation, depletion and amortization	$29.8	$28.8	$1.0	3.5%
DD&A expense was $29.8 million for the six months ended June 30, 2016, an increase of $1.0 million, or 3.5%, from $28.8 million for the six months ended June 30, 2015. Amortization expense was $7.6 million for the six months ended June 30, 2016, a $4.9 million increase from $2.7 million for the six months ended June 30, 2015. The increase was primarily attributable to changes in the asset retirement costs on closed mines resulting from revisions to cost estimates. Depreciation expense decreased $3.0 million, or 13.9%, to $18.6 million for the six months ended June 30, 2016, from $21.6 million for the six months ended June 30, 2015. The decrease was primarily attributable to a smaller operating fleet. Depletion expense was $3.6 million for the six months ended June 30, 2016, a $0.9 million decrease from $4.5 million for the six months ended June 30, 2015, which was primarily attributable to the production and sale of 0.5 million fewer coal tons during the six months ended June 30, 2016.
Selling and Administrative

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Selling and administrative	$6.1	$8.8	$(2.7)	(30.7)%
Selling and administrative expenses were $6.1 million for the six months ended June 30, 2016, a decrease of $2.7 million, or 30.7%, from $8.8 million for the six months ended June 30, 2015. The decrease is primarily the result of cost reduction efforts made during the six months ended June 30, 2016.
Nonoperating Results (including interest expense, interest income, other income, and change in fair value of warrants)

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(20.1)	$(11.9)	$(8.2)	68.9%
Interest income	0.4	0.5	(0.1)	(20.0)%
Other income	0.1	0.2	(0.1)	(50.0)%
Change in fair value of warrants	(0.2)	0.5	(0.7)	(140.0)%
Our interest expense increased $8.2 million for the six months ended June 30, 2016 to $20.1 million compared to $11.9 million for the six months ended June 30, 2015 primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.
Our interest income was $0.4 million for the six months ended June 30, 2016, a decrease of $0.1 million from $0.5 million for the six months ended June 30, 2015, resulting from a decrease in average cash on hand throughout the six months ended June 30, 2016.
We recognized expense from the change in fair value of warrants of $0.2 million for the six months ended June 30, 2016, a decrease of $0.7 million compared to $0.5 million of income for the six months ended June 30, 2015. The $0.2 million of expense is the result of the increase in value of our units traded on the NYSE during the six months ended June 30, 2016.

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, United States Generally Accepted Accounting Principals ("GAAP"). EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance, and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
Distributable Cash Flow
Distributable Cash Flow represents Adjusted EBITDA less cash changes in deferred revenue, cash reclamation and mine closure expenditures, reserve replacement and maintenance capital expenditures, cash pension and postretirement medical expenditures, and cash interest expense (net of interest income). Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement, and for plant, equipment and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.
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
Reconciliation of Net Loss to Distributable Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(14,425)	$(6,355)	$(23,281)	$(12,543)
Income tax expense	—	293	—	(45)
Interest expense	(10,168)	(5,860)	(19,676)	(11,424)
Depreciation, depletion and amortization	14,547	13,921	29,812	28,811
Accretion of ARO and receivable	1,404	1,270	2,779	2,518
EBITDA	11,694	14,403	28,986	30,255
Restructuring and impairment charges	4,163	103	4,701	656
Loss on sale of assets	407	645	1,636	1,701
Share-based compensation	63	172	127	283
Other non-cash and non-recurring costs[1]	(34)	(578)	132	818
Adjusted EBITDA	16,293	14,745	35,582	33,713
Deferred revenue	(3,572)	(4,944)	—	(2,513)
Reclamation and mine closure costs	(3,736)	(2,335)	(5,624)	(3,261)
Maintenance capital expenditures and other capitalized items	(1,783)	(3,584)	(3,328)	(6,895)
Pension and postretirement medical	—	791	—	2,116
Cash interest expense, net of interest income	(7,179)	(4,109)	(13,891)	(7,940)
Distributable Cash Flow	$23	$564	$12,739	$15,220
1Includes non-cash activity from the change in fair value of investments and warrants.
Liquidity and Capital Resources
Liquidity
We had the following liquidity at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$5.6	$3.7
Revolving Credit Facility	15.0	15.0
Total	$20.6	$18.7
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
As of June 30, 2016, our available liquidity was $20.6 million, which included $5.6 million in cash and $15.0 million of availability under our Revolving Credit Facility.
Debt Obligations
As of June 30, 2016 the outstanding balance on our 2014 Financing Agreement was $303.3 million. This amount represents the principal balance of $291.9 million, plus PIK interest of $11.4 million as of June 30, 2016. As of June 30, 2016, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
As of June 30, 2016, availability under the Revolving Credit Facility was $15.0 million.
Cash Distribution
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
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met, see Note 5 of Notes to Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” As of June 30, 2016, we have distributed $9.7 million in cash that count toward the $15.0 million in aggregate restricted distribution payments. On July 28, 2016, we declared a quarterly cash distribution for the quarter ended June 30, 2016, of $0.20 per common unit, warrant with distribution rights and Series A Convertible unit ("Second Quarter Distribution"). The Second Quarter Distribution, totaling approximately $4.3 million, will be paid to all common unitholders, warrant holders and holders of Series A Convertible units on August 12, 2016 to all unitholders of record as of August 8, 2016. The Second Quarter Distribution will bring the aggregate remaining permitted restricted distributions total to $0.9 million at that time.
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$14,170	$34,430
Investing activities	(4,911)	(9,748)
Financing activities	(7,359)	(17,821)
Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2016 compared to $34.4 million of net cash provided by operating activities for the six months ended June 30, 2015, a decrease of $20.3 million. The decrease of $20.3 million resulted from a net loss for the six months ended June 30, 2016 of $23.3 million, an increase of $10.7 million, compared to net loss for the six months ended June 30, 2015 of $12.5 million, a decrease of $17.7 million in cash provided by change in working capital, offset in part by an increase of $4.0 million in restructuring and impairment charges, a $1.9 million increase in non-cash interest expense and a $1.0 million increase in depreciation, depletion and amortization expense. The $17.7 million change in working capital resulted from $18.9 million decrease in cash flows from accounts receivables resulting from extending payment terms to a subsidiary of WCC, offset in part by $2.5 million increase in cash flows from the change in deferred revenue.
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2016 compared to $9.7 million for the six months ended June 30, 2015, a decrease of approximately $4.8 million. The $4.8 million decrease was attributable to a $5.9 million decrease in capital expenditure spend and a decrease of $3.3 million in advance royalty payments, offset in part by $4.5 million in changes in restricted investments.
Net cash used in financing activities was $7.4 million for the six months ended June 30, 2016, down $10.5 million from net cash used in financing activities of $17.8 million for the six months ended June 30, 2015. The $7.4 million of cash flows used in financing activities for the six months ended June 30, 2016, consisted of $5.5 million of cash used in distributions to partners and $1.9 million of cash used in the repayment of long-term debt.
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
The following table summarizes our capital expenditures by type for the three and six months ended June 30, 2016, and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Coal reserves	$—	$—	$—	$—
Mine development	351	404	531	679
Equipment and components	1,432	3,180	2,797	6,216
Total	$1,783	$3,584	$3,328	$6,895
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2015 Form 10-K.

Item 4— CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	August 2, 2016	By:	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	August 2, 2016	By:	/s/ Michael J Meyer
Michael J. Meyer
Controller and Principal Accounting Officer
(Principal Accounting Officer and A Duly Authorized Officer)

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Limited Partnership of Westmoreland Resource Partners, LP (f/k/a Oxford Resource Partners, LP)	8-K	001-34815	2.1	8/4/2015
3.2	Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP	10-K	001-34815	3.2	3/6/2015
3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP	8-K	001-34815	2.1	8/6/2015
3.4	Certificate of Formation of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	S-1	333-165662	3.3	4/21/2010
3.5	Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	8-K	001-34815	3.2	1/4/2011
3.6	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	8-K	001-34815	3.2	6/25/2013
3.7
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC executed as of March 12, 2014 to be effective as of June 24, 2013, entered into to correct, clarify, supersede and replace in its entirety the First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (f/k/a Oxford Resources GP, LLC)
		10-Q	001-34815	3.4B	5/6/2014
10.1
Fifteenth Amendment to 2010 Coal Supply Agreement (Amended and Restated Agreement), by and between Pacificorp and Westmoreland Kemmerer, LLC (successor in interest to Chevron Mining Inc.), effective July 1, 2010
						X
10.2	Sixteenth Amendment to 2010 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC (successor in interest to Chevron Mining Inc.), effective October 4, 2011					X
10.3	Seventeenth Amendment to 2010 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.), dated and effective January 31, 2012					X
10.4	Eighteenth Amendment to 2010 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC, effective October 20, 2015					X
10.5	Nineteenth Amendment to 2010 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC, effective as of January 1, 2016					X
10.6	Twentieth Amendment to 2010 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC, to be effective as of January 1, 2017					X
10.7	2017 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC (successor in interest to Chevron Mining Inc.), effective July 1, 2010					X

10.8	First Amendment to 2017 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC, dated October 20, 2015	X
10.9	Second Amendment to 2017 Coal Supply Agreement, by and between Pacificorp and Westmoreland Kemmerer, LLC, to be effective as of January 1, 2017	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
95.1	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Document	X