Form 10-Q
period 2016-09-30
Westmoreland Resource Partners, LP
filed 2016-11-01
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
YES ☐NO ☒

As of November 1, 2016, 1,221,060 common units representing limited partner interests in our Partnership (the “common units”) were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash	$8,866	$3,710
Receivables	38,752	32,552
Inventories	18,531	23,630
Assets held for sale	1,128	—
Other current assets	4,413	4,650
Total current assets	71,690	64,542
Property, plant and equipment:
Land and mineral rights	109,650	104,600
Plant and equipment	255,212	258,877
	364,862	363,477
Less accumulated depreciation, depletion and amortization	(120,169)	(85,836)
Net property, plant and equipment	244,693	277,641
Advanced coal royalties	7,816	10,082
Restricted investments	37,765	34,526
Intangible assets, net of accumulated amortization of $3.6 million and $2.1 million, respectively	27,383	28,933
Deposits and other assets	720	1,554
Total Assets	$390,067	$417,278
Liabilities and Partners’ Capital
Current liabilities:
Current installments of long-term debt	$3,330	$2,563
Accounts payable and accrued expenses:
Trade	13,929	23,132
Deferred revenue	2,301	—
Production taxes	18,406	16,586
Asset retirement obligations	18,238	14,075
Other current liabilities	3,208	3,998
Total current liabilities	59,412	60,354
Long-term debt, less current installments	312,586	298,814
Asset retirement obligations, less current portion	39,204	42,559
Other liabilities	2,668	2,397
Total liabilities	413,870	404,124
Partners’ capital (deficit):
Limited partners (5,733,560 and 5,711,630 units outstanding as of September 30, 2016 and December 31, 2015, respectively)	(13,905)	(3,176)
Series A Convertible Units (15,656,551 and 15,251,989 units outstanding as of September 30, 2016 and December 31, 2015, respectively)	(43,154)	(16,760)
General partner (35,291 units outstanding as of September 30, 2016 and December 31, 2015, respectively)	33,293	33,360
Accumulated other comprehensive loss	(37)	(270)
Total Westmoreland Resource Partners, LP (deficit) capital	(23,803)	13,154
Total liabilities and partners’ capital	$390,067	$417,278
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
Revenues:
Coal revenues	$89,576	$93,000	$260,232	$288,827
Non-coal revenues	733	1,327	3,026	8,178
Total revenues	90,309	94,327	263,258	297,005
Costs and expenses:
Cost of coal revenues	65,822	77,625	199,707	238,671
Cost of non-coal revenues	127	234	403	3,624
Depreciation, depletion and amortization	11,554	15,471	41,366	44,281
Selling and administrative	3,178	4,039	9,290	12,885
Loss on sales of assets	302	1,334	1,938	3,035
Restructuring and impairment charges	3,366	—	8,067	656
Total cost and expenses	84,349	98,703	260,771	303,152
Operating income (loss)	5,960	(4,376)	2,487	(6,147)
Other (expense) income:
Interest expense	(10,438)	(8,731)	(30,533)	(20,674)
Interest income	216	187	635	707
Other income	68	2	122	224
Change in fair value of warrants	(82)	308	(268)	785
Total other expenses	(10,236)	(8,234)	(30,044)	(18,958)
Loss before income taxes	(4,276)	(12,610)	(27,557)	(25,105)
Income tax expense	—	(112)	—	(157)
Net loss	(4,276)	(12,722)	(27,557)	(25,262)
Less net (loss) income allocated to general partner	(7)	135	(44)	4,189
Net loss allocated to limited partners	$(4,269)	$(12,857)	$(27,513)	$(29,451)

Net loss per common limited partner unit:
Basic and diluted	$(0.27)	$(1.30)	$(1.33)	$(4.12)

Weighted average number of common limited partner units outstanding:
Basic and diluted	5,899,577	5,878,187	5,894,737	5,878,187

Cash distribution paid per common limited partner unit	$0.20	$0.20	$0.60	$0.40
Cash distribution paid per Series A convertible common unit	0.20	—	0.40	—
Cash distribution paid per general partner unit	0.20	0.20	0.60	0.40

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(4,276)	$(12,722)	$(27,557)	$(25,262)
Other comprehensive (loss) income:
Unrealized and realized (loss) gain on available-for-sale securities	(29)	(251)	233	(751)
Transferred to WCC	—	160	—	660
Other comprehensive (loss) income	(29)	(91)	233	(91)
Comprehensive loss attributable to the Partnership	$(4,305)	$(12,813)	$(27,324)	$(25,353)
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital
(Unaudited)

	Limited Partners											Total Partners’ Capital (Deficit)
	Common		Series A Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Loss
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital	Units	Capital (Deficit)	Units	Capital
	(In thousands, except units data)
Balance at December 31, 2015	5,711,630	$(3,176)	15,251,989	$(16,760)	856,698	$—	21,820,317	$(19,936)	35,291	$33,360	$(270)	$13,154
Net loss	—	(7,382)	—	(20,131)	—	—	—	(27,513)	—	(44)	—	(27,557)
Equity-based compensation	—	190	—	—	—	—	—	190	—	—	—	190
Issuance of units to LTIP participants	21,930	—	—	—	—	—	21,930	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	233	233
Paid-in-kind Series A convertible unit distribution	—	—	404,562	—	—	—	404,562	—	—	—	—	—
Cash distribution to unitholders	—	(3,537)	—	(6,263)	—	—	—	(9,800)	—	(23)	—	(9,823)
Balance at September 30, 2016	5,733,560	$(13,905)	15,656,551	$(43,154)	856,698	$—	22,246,809	$(57,059)	35,291	$33,293	$(37)	$(23,803)

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,557)	$(25,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	41,366	44,281
Accretion of asset retirement obligations	4,209	3,795
Restructuring and impairment charges	8,067	656
Non-cash interest expense	6,879	4,617
Amortization of debt issuance costs	1,953	1,483
Other	2,396	2,490
Changes in operating assets and liabilities:
Receivables, net	(6,200)	5,937
Inventories	5,099	76
Accounts payable and accrued expenses	(9,100)	(6,392)
Accrued interest expense	241	1,909
Deferred revenue	2,301	(2,513)
Asset retirement obligations	(7,413)	(4,584)
Other assets and liabilities	3,201	2,338
Net cash provided by operating activities	25,442	28,831
Cash flows from investing activities:
Additions to property, plant, equipment and other	(4,780)	(11,596)
Advance coal royalties payments	(33)	(3,284)
Change in restricted investments	(2,977)	38
Net proceeds from sales of assets	498	308
Cost of acquisition	—	(115,000)
Net cash used in investing activities	(7,292)	(129,534)
Cash flows from financing activities:
Borrowings from long-term debt	—	120,937
Repayments of long-term debt	(3,171)	(9,096)
Debt issuance costs and other refinancing costs	—	(3,196)
Cash distributions to unitholders	(9,823)	(2,367)
Net cash (used in) provided by financing activities	(12,994)	106,278
Net increase in cash	5,156	5,575
Cash, beginning of the period	3,710	6,004
Cash, end of the period	$8,866	$11,579
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,460	$12,710
Non-cash transactions:
Property, plant and equipment acquired with debt	9,259	5,065
Asset retirement obligations capitalized in mine development	4,273	3,778
Fair value of Series A Units in excess of net assets received	—	115,000
Market value of Series A units at date of distribution	3,050	—
 See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts and operations of Westmoreland Resource Partners, LP, or the Partnership, and its consolidated subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in our 2015 Form 10-K, except as described below.
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications
Certain prior-year amounts have been reclassified in our condensed statements of operations and statements of cash flows for the nine months ended September 30, 2015 to conform with the financial statement line items used by our GP's parent, WCC.
2. INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Coal stockpiles	$4,266	$5,683
Fuel inventories	1,589	1,953
Materials and supplies	12,993	16,311
Reserve for obsolete inventory	(317)	(317)
Total	$18,531	$23,630
3. RESTRICTED INVESTMENTS
The Partnership invests certain bond collateral in a limited selection of fixed-income investment options and receives the investment returns on these investments. These investments are not available to meet the Partnership’s general cash needs.
These investments include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss).
The carrying value and estimated fair value of our restricted investments were as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$7,156	$7,409
Available-for-sale securities	30,609	27,117
	$37,765	$34,526
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Cost basis	$30,584	$27,387
Gross unrealized holding gains	296	74
Gross unrealized holding losses	(271)	(344)
Fair Value	$30,609	$27,117

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTRUCTURING AND IMPAIRMENT CHARGES
Restructuring Charges
Concurrent with WCC’s acquisition of the GP and approximately 79.1% of our limited partner interests completed in December 2014 (collectively, the “WCC Transactions”), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities across the two organizations. Total restructuring charges which concluded in the third quarter of 2015 related to the WCC Transactions of $3.4 million have been recorded to the restructuring and impairment expense line item within our consolidated statements of operations.
The table below represents the restructuring provision activity related to the restructuring plan:

WCC Transactions Restructuring Plan
(In thousands)
Balance, December 31, 2014	$2,783
Restructuring Charges	656
Cash Payments	(3,311)
Balance, December 31, 2015	128
Restructuring Charges	—
Cash Payments	(128)
Balance, September 30, 2016	$—
Impairment Charges
In April 2016, we entered into an agreement (the “Purchase Coal Agreement”) to purchase 1.0 million tons of coal (“Purchased Coal”) from a third party through December 31, 2017. The Purchased Coal will be used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the Purchased Coal Agreement, we down-sized our work force and incurred and paid $0.3 million severance charge during the three months ended June 30, 2016 and an impairment charge on excess equipment of $4.2 million for the three months ended June 30, 2016. Impairment charges for the three months ended September 30, 2016 were $3.2 million on a shovel which was parted and scrapped during the three months ended September 30, 2016. We intend to market and sell the excess equipment and have reflected the expected amount to be recovered, based on prices for similar assets, as “Assets held for sale” on the consolidated balance sheet.
5. LONG-TERM DEBT
Debt consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Term loan facility	$304,757	$299,248
Capital lease obligations	16,686	9,351
Other	640	790
Total debt outstanding	322,083	309,389
Less debt issuance costs	(6,167)	(8,012)
Less current installments	(3,330)	(2,563)
Total debt outstanding, less current installments	$312,586	$298,814

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents aggregate contractual debt maturities of all long-term debt:

September 30,
2016
(In thousands)
2016	667
2017	3,712
2018	308,936
2019	4,243
2020	1,834
Thereafter	2,691
Total	$322,083

Credit Facilities
On December 31, 2014, we entered into a Financing Agreement with the lenders party thereto and U.S. Bank National Association, as administrative and collateral agent (the “2014 Financing Agreement”). As of September 30, 2016, we had a term loan of $304.8 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate (“LIBOR”) (floor of 0.75% plus 8.5%) or the Reference Rate (as defined in the 2014 Financing Agreement). As of September 30, 2016, the 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%. The term loan under the 2014 Financing Agreement matures in December 2018.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $2.3 million and $6.9 million for the three and nine months ended September 30, 2016. The outstanding term loan amount represents the principal balance of $291.0 million, plus PIK Interest of $13.7 million.
During the three and nine months ended September 30, 2016, we paid down $0.9 million and $1.4 million of the term loan under the 2014 Financing Agreement with proceeds from oil and gas royalties and right-of-way payments received. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.
In connection with the Kemmerer Drop, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make cash distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) when our Consolidated Total Net Leverage ratio is more than 3.75 or Fixed Charge Coverage ratio is less than 1.00 (as such ratios are defined in the 2014 Financing Agreement) and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such cash distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement (“Restricted Distributions”). As of September 30, 2016, we have made $14.1 million in Restricted Distributions.
As of September 30, 2016, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement (the “Revolving Credit Facility”) with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Revolving Credit Facility contains the same terms as the 2014 Financing Agreement regarding Restricted Distributions. At September 30, 2016, availability under the Revolving Credit Facility was $15.0 million.

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
Capital Leases
During the nine months ended September 30, 2016, we entered into $9.3 million of new capital leases.
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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$272	$—	$1,904
Interest cost	—	214	—	1,499
Amortization of deferred items	—	—	—	—
Total net periodic benefit cost	$—	$486	$—	$3,403
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
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$104	$—	$727
Interest cost	—	205	—	1,433
Expected return on plan assets	—	(281)	—	(1,969)
Total net periodic benefit cost	$—	$28	$—	$191
These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
7. FAIR VALUE MEASUREMENTS
The book values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of September 30, 2016, the fair value of each warrant was $5.49, based on the following assumptions: spot price of $5.61 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 1 measurement.
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
We made cash distributions as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series A convertible units	3,132	—	6,263	—
Limited Partner common units	1,181	1,176	3,537	2,352
General Partner units	8	8	23	15

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 28, 2016, we declared a quarterly cash distribution for the quarter ended September 30, 2016, of $0.1333 per common unit and warrant with distribution rights. Additionally, we declared a paid-in-kind unit distribution of $0.1333 per Series A Convertible Unit. The cash distribution totaling approximately $0.2 million, will be paid to all common unitholders and warrant holders on November 14, 2016 to all unitholders of record as of November 7, 2016.
9. ASSET RETIREMENT OBLIGATIONS
As of September 30, 2016, our asset retirement obligation (“ARO”) totaled $57.4 million, including amounts reported as current liabilities.
Changes in the Partnership’s ARO were as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In thousands)
Asset retirement obligations, January 1,	$56,634	$50,545
Accretion	4,209	5,085
Changes resulting from additional mines	653	2,285
Changes due to amount and timing of reclamation	5,023	6,265
Payments	(9,077)	(7,546)
Asset retirement obligations	57,442	56,634
Less current portion	(18,238)	(14,075)
Asset retirement obligations, less current portion	$39,204	$42,559

The $5.0 million increase in the asset retirement obligation for the nine months ended September 30, 2016 is the result of updated costs estimates, changes in mine plans and reclamation consents.
As of September 30, 2016, the Partnership had $137.2 million in surety bonds outstanding to secure reclamation obligations.
10. LONG-TERM INCENTIVE PLAN
We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”).
We recognized compensation expense from unit-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$63	$93	$190	$376
A summary of restricted common unit award activity for the nine months ended September 30, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2015	21,930	$11.40
Granted	63,775	3.92
Vested	(21,930)	11.40
Non-vested at September 30, 2016	63,775	$3.92	$104	[1]
1Expected to be recognized over the next 5 months.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of September 30, 2016, the remaining terms of our long-term contracts range from one to ten years.
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
Ohio Environmental Protection Agency
In May 2016 the Ohio Environmental Protection Agency’s Department of Permitting (“OEPA”) notified us in writing that they believe twelve of our previously remediated Oxford mines have failed to meet the performance goals set forth in their approved mitigation plans. The OEPA letters allow that we may either a) evidence that their listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to 2 years to complete the outstanding mitigation obligations, or c) pursue other off-site mitigation credits. Our evaluation of the OEPA’s claims is not yet complete, however based on the nature of their claims we believe it is reasonably possible that some level of remediation efforts will be required, although we cannot reasonably determine an estimate of loss at this time.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.16% beneficial general partner interests and 99.84% limited partner interests as of September 30, 2016. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are nonvoting limited partner interests held by our General Partner. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner's participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. As such, allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to the Limited Partners’ capital account included in our condensed consolidated balance sheets.
Series A Convertible Units
WCC owner of our General Partner hold and participate in distributions on our Series A Convertible Units. Series A Convertible Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors' election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled.
The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law.
Concurrently with the Exchange, we entered into Amendment No. 2 to the Partnership Agreement, which established the terms of the Series B Units.
Liquidation Units
All subordinated units were transferred to WCC in connection our General Partner being acquired on December 31, 2014. These units were then converted to liquidation units which have no distribution or voting rights, other than in connection with liquidation. For tax purposes, liquidation units are allocated additional taxable income but no additional taxable loss compared to other unit classes.
Warrants
In June 2013, in connection with a prior credit facility, certain lenders and lender affiliates received warrants entitling them to purchase 166,557 common units at $0.12 per unit. The warrants participate in distributions whether or not exercised.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding Units

	September 30, 2016	December 31, 2015
Series A convertible units	15,656,551	15,251,989
Series B convertible units	—	—
Liquidation units	856,698	856,698
Warrants	166,557	166,557
Limited Partner common units	5,733,560	5,711,630
General Partner units	35,291	35,291
Net Income (Loss) attributable to Limited Partners
Net income (loss) is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages, after giving effect to distributions and declared distribution on Series A Convertible Units, and General Partner units, including incentive distribution rights. Unvested unit-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted limited partners' net income (loss) per common unit. Basic and diluted limited partners' net income (loss) per common unit is calculated by dividing limited partners' interest in net income (loss) by the weighted average number of outstanding limited partner units during the period. We determined basic and diluted limited partners' net income (loss) per common unit as follows (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to the Partnership	$(4,276)	$(12,722)	$(27,557)	$(25,262)
Less:
Paid and declared distributions on Series A Units	2,087	3,050	8,349	3,050
Series A units share of undistributed loss	(4,789)	(8,294)	(28,106)	(8,294)
Paid and declared distributions on Warrants	22	33	88	99
Paid and declared distributions on General Partner Units	8	8	23	23
General Partner units share of undistributed income (loss)	(11)	129	(63)	4,099
Net loss available to Limited Partners	$(1,593)	$(7,648)	$(7,848)	$(24,239)

Weighted average number of common units used in computation of Limited Partners' net loss per common unit (basic and diluted)[1,2]	5,899,577	5,878,187	5,894,737	5,878,187
Limited Partners' net loss per common unit (basic and diluted)	$(0.27)	$(1.30)	$(1.33)	$(4.12)
1Unvested LTIP units are not dilutive units for the periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three and nine months ended September 30, 2016 and 2015, respectively.
The impact of the Kemmerer Drop on income (loss) per limited partner units for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Predecessor Partnership basic and diluted earnings per unit	$(1.65)	$(4.47)
Impact of Kemmerer Drop basic and diluted earnings per unit	0.35	0.35
Basic and diluted earnings per unit	$(1.30)	$(4.12)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) arising from our available-for-sale securities (net of tax):

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2015	$(270)
Other comprehensive loss before reclassification	149
Amounts reclassified from accumulated other comprehensive income	84
Balance at September 30, 2016	$(37)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands)
Realized gains and losses on available-for-sale securities	$54	$84	Other income (loss)
14. RELATED PARTY TRANSACTIONS
In connection with our formation in August 2007, the Partnership and Oxford Mining Company, LLC (“Oxford Mining”) entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The current terms of the Services Agreement expires on December 31, 2016, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and nine months ended September 30, 2016, were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $0.2 million and $4.2 million were included in accounts payable as of September 30, 2016 and December 31, 2015, respectively. In December 2015, the Partnership prepaid the GP for the 2016 annual management fee of $2.2 million, of which $0.5 million was included in Other current assets at September 30, 2016.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $6.2 million and $20.5 million in coal revenues and $0.01 million and $0.03 million in non-coal revenues for the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, receivables totaling $8.0 million and $3.4 million, respectively, were included in Receivables - trade.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing of its Quarterly Report on Form 10-Q, and determined that there have been no events than have not be disclosed elsewhere in the Notes to the Consolidated Financial Statements that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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
Overview
Westmoreland Resource Partners, LP is a Delaware limited partnership listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WMLP”. Westmoreland Coal Company, a Delaware corporation (“WCC”), owns 100% of our General Partner and, and as of the date of this filing, 93.8% beneficial limited partner interest on a fully diluted basis.
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
We operate in a single business segment and have five operating subsidiaries, Oxford Mining, Oxford Mining Company-Kentucky, LLC (“Oxford Mining Kentucky”), Westmoreland Kemmerer Fee Coal Holdings, LLC (“WKFCH”), Westmoreland Kemmerer, LLC (“WKL”) and Harrison Resources, LLC (“Harrison Resources”). Our operating subsidiaries are primarily in the business of utilizing surface mining techniques to mine domestic coal and prepare it for sale to our customers or leasing our controlled coal reserves to others to mine. Our WKFCH and Harrison Resources operating subsidiaries own and hold coal reserves. Harrison Resources’ coal reserves are surface mined and marketed by Oxford Mining. Oxford Mining Kentucky is an inactive operating subsidiary holding coal reserves in the Illinois Basin for which surface mining operation ceased in December 2013.
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled.
The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law.
Concurrently with the Exchange, we entered into Amendment No. 2 to the Partnership Agreement, which established the terms of the Series B Units.

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Overview

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total Revenues	$90.3	$94.3	$(4.0)	(4.2)%
Net loss	(4.3)	(12.7)	8.4	(66.1)%
Adjusted EBITDA[1]	22.7	16.1	6.6	41.0%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Total revenue was $90.3 million for the three months ended September 30, 2016, a decrease of $4.0 million, or 4.2%, from $94.3 million for the three months ended September 30, 2015. Net loss for the three months ended September 30, 2016 was $4.3 million, compared to a net loss for the three months ended September 30, 2015 of $12.7 million. Adjusted EBITDA was $22.7 million for the three months ended September 30, 2016, an increase of $6.6 million from $16.1 million for the three months ended September 30, 2015.
Revenues

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Coal revenues	$89.6	$93.0	$(3.4)	(3.7)%
Non-coal revenues	0.7	1.3	(0.6)	(46.2)%
Total Revenues	$90.3	$94.3	$(4.0)	(4.2)%
Coal sales revenue was $89.6 million for the three months ended September 30, 2016, a decrease of $3.4 million, or 3.7%, from $93.0 million for the three months ended September 30, 2015. The decrease was primarily attributable to a 2.1% decrease in tons sold in the amount of $2.0 million, compounded by a $0.72 per ton, or an aggregate $1.5 million, decrease in the average sale price per ton for the three months ended September 30, 2016.
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $0.7 million for the three months ended September 30, 2016, a decrease of $0.6 million, from $1.3 million for the three months ended September 30, 2015. The decrease was primarily attributable to a $0.1 million and $0.3 million decrease in other revenue and limestone, respectively, compounded by a $0.2 million decrease in oil and gas royalties.
Cost of Coal Revenues

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$65.8	$77.6	$(11.8)	(15.2)%
Cost of coal revenues (excluding depreciation, depletion and amortization (“DD&A”) was $65.8 million for the three months ended September 30, 2016, a decrease of $11.8 million, or 15.2%, from $77.6 million for the three months ended September 30, 2015. The decrease was primarily attributable to a 2.1% decrease in tons sold, which corresponds to a $1.6 million decrease in cost of coal revenues, and a decrease in the cost to produce coal of $5.01 per ton, or an aggregate $10.2 million, for the three months ended September 30, 2016. The decrease in the cost to produce coal of $5.01 per ton was primarily attributed to lower fuel prices and mine operating efficiencies.
Depreciation, Depletion and Amortization

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Depreciation, depletion and amortization	$11.6	$15.5	$(3.9)	(25.2)%
DD&A expense was $11.6 million for the three months ended September 30, 2016, a decrease of $3.9 million, or 25.2%, from $15.5 million for the three months ended September 30, 2015. Amortization expense was $0.9 million for the three months ended September 30, 2016, a $1.7 million decrease from $2.6 million for the three months ended September 30, 2015. The decrease was primarily attributable to changes in the asset retirement costs on closed mines resulting from revisions to cost estimates. Depreciation expense decreased $1.5 million, or 14.3%, to $9.0 million for the three months ended September 30, 2016, from $10.5 million for the three months ended September 30, 2015. The decrease was primarily attributable to a smaller operating fleet. Depletion expense was $1.7 million for the three months ended September 30, 2016, a $0.7 million decrease from $2.4 million for the three months ended September 30, 2015, which was primarily attributable to the production and sale of 44.0 thousand fewer coal tons during the three months ended September 30, 2016.
Selling and Administrative

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Selling and administrative	$3.2	$4.0	$(0.8)	(20.0)%
Selling and administrative expenses were $3.2 million for the three months ended September 30, 2016, a decrease of $0.8 million, or 20.0%, from $4.0 million for the three months ended September 30, 2015. The decrease is primarily the result of cost reduction efforts made during the three months ended September 30, 2016.
Nonoperating Results (including interest expense, interest income, other income, and change in fair value of warrants)

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(10.4)	$(8.7)	$(1.7)	19.5%
Interest income	0.2	0.2	—	—%
Other income	0.1	—	0.1	100.0%
Change in fair value of warrants	(0.1)	0.3	(0.4)	(100.0)%
Our interest expense increased $1.7 million for the three months ended September 30, 2016 to $10.4 million compared to $8.7 million for the three months ended September 30, 2015 primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.
We recognized a loss in the change in fair value of warrants of $0.1 million for the three months ended September 30, 2016, a decrease of $0.4 million compared to $0.3 million of income for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Overview

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total Revenues	$263.3	$297.0	$(33.7)	(11.3)%
Net loss	(27.6)	(25.3)	(2.3)	9.1%
Adjusted EBITDA[1]	58.3	49.8	8.5	17.1%
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Total revenue was $263.3 million for the nine months ended September 30, 2016, a decrease of $33.7 million, or 11.3%, from $297.0 million for the nine months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $27.6 million, compared to a net loss for the nine months ended September 30, 2015 of $25.3 million. Adjusted EBITDA was $58.3 million for the nine months ended September 30, 2016, an increase of $8.5 million from $49.8 million for the nine months ended September 30, 2015.
Revenues

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Coal revenues	$260.2	$288.8	$(28.6)	(9.9)%
Non-coal revenues	3.1	8.2	(5.1)	(62.2)%
Total Revenues	$263.3	$297.0	$(33.7)	(11.3)%
Coal sales revenue was $260.2 million for the nine months ended September 30, 2016, a decrease of $28.6 million, or 9.9%, from $288.8 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a 7.8% decrease in sales tons in the amount of $22.6 million, compounded by a $1.01 per ton, or an aggregate $6.0 million, decrease in the average sale price per ton for the nine months ended September 30, 2016.
Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue was $3.1 million for the nine months ended September 30, 2016, a decrease of $5.1 million, from $8.2 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a $3.1 million decrease in non-coal services, primarily due to $2.4 million in non-recurring coal handling and transportation service revenue performed on behalf of a subsidiary of WCC during the nine months ended September 30, 2015. Additionally, other revenue decrease $1.4 million and limestone revenue decreased $0.9 million, offset in part by a $0.2 million increase in oil and gas royalties. The $1.4 million decrease in other revenue was due primarily to generating $1.8 million in June 2015 compared to $0.6 million in June 2016 in lost coal fees for granting two respective pipeline right-of-ways to multiple third parties.
Cost of Coal Revenues

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$199.7	$238.7	$(39.0)	(16.3)%
Cost of coal revenues (excluding DD&A) was $199.7 million for the nine months ended September 30, 2016, a decrease of $39.0 million, or 16.3%, from $238.7 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease of 0.5 million in tons sold, which corresponds to a $18.7 million decrease in cost of coal revenues, and a decrease in the cost to produce coal of $3.43 per ton, or an aggregate $20.3 million, for the nine months ended September 30, 2016. The decrease in the cost to produce coal of $3.43 per ton was primarily attributed to lower fuel prices and mine operating efficiencies.
Depreciation, Depletion and Amortization

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Depreciation, depletion and amortization	$41.4	$44.3	$(2.9)	(6.5)%
DD&A expense was $41.4 million for the nine months ended September 30, 2016, a decrease of $2.9 million, or 6.5%, from $44.3 million for the nine months ended September 30, 2015. Amortization expense was $8.7 million for the nine months ended September 30, 2016, a $3.4 million increase from $5.3 million for the nine months ended September 30, 2015. The increase was primarily attributable to changes in the asset retirement costs on closed mines resulting from revisions to cost estimates. Depreciation expense decreased $4.7 million, or 14.6%, to $27.4 million for the nine months ended September 30, 2016, from $32.1 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a smaller operating fleet. Depletion expense was $5.3 million for the nine months ended September 30, 2016, a $1.6 million decrease from $6.9 million for the nine months ended September 30, 2015, which was primarily attributable to the production and sale of 0.5 million fewer coal tons during the nine months ended September 30, 2016.
Selling and Administrative

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Selling and administrative	$9.3	$12.9	$(3.6)	(27.9)%
Selling and administrative expenses were $9.3 million for the nine months ended September 30, 2016, a decrease of $3.6 million, or 27.9%, from $12.9 million for the nine months ended September 30, 2015. The decrease is primarily the result of cost reduction efforts made during the nine months ended September 30, 2016.
Non-Operating Results (including interest expense, interest income, other income, and change in fair value of warrants)

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(30.5)	$(20.7)	$(9.8)	47.3%
Interest income	0.6	0.7	(0.1)	(14.3)%
Other income	0.1	0.2	(0.1)	(50.0)%
Change in fair value of warrants	(0.3)	0.8	(1.1)	(137.5)%
Our interest expense increased $9.8 million for the nine months ended September 30, 2016 to $30.5 million compared to $20.7 million for the nine months ended September 30, 2015 primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.
Our interest income was $0.6 million for the nine months ended September 30, 2016, a decrease of $0.1 million from $0.7 million for the nine months ended September 30, 2015, resulting from a decrease in average cash on hand throughout the nine months ended September 30, 2016.

We recognized expense from the change in fair value of warrants of $0.3 million for the nine months ended September 30, 2016, a decrease of $1.1 million compared to $0.8 million of income for the nine months ended September 30, 2015. The $0.3 million of expense is the result of the increase in value of our units traded on the NYSE during the nine months ended September 30, 2016.
Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, United States Generally Accepted Accounting Principals (“GAAP”). EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance, and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The tables below show how we calculated EBITDA, Adjusted EBITDA and Distributable Cash Flow and reconcile EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss, the most directly comparable GAAP financial measure.
Reconciliation of Net Loss to Distributable Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(4,276)	$(12,722)	$(27,557)	$(25,262)
Income tax expense	—	112	—	157
Interest expense	10,222	8,544	29,898	19,967
Depreciation, depletion and amortization	11,554	15,471	41,366	44,281
Accretion of ARO and receivable	1,430	1,279	4,209	3,797
EBITDA	18,930	12,684	47,916	42,940
Restructuring and impairment charges	3,366	—	8,067	656
Loss on sale of assets	302	1,334	1,938	3,035
Share-based compensation	63	93	190	376
Other non-cash and non-recurring costs[1]	14	1,949	146	2,767
Adjusted EBITDA	22,675	16,060	58,257	49,774
Deferred revenue	2,301	—	2,301	(2,513)
Reclamation and mine closure costs	(3,483)	(2,171)	(9,107)	(5,432)
Maintenance capital expenditures and other capitalized items	(2,171)	(4,699)	(5,499)	(11,736)
Pension and postretirement medical	—	436	—	2,552
Cash interest expense, net of interest income	(7,182)	(5,923)	(21,073)	(13,863)
Distributable Cash Flow	$12,140	$3,703	$24,879	$18,782
1Includes non-cash activity from the change in fair value of investments and warrants.
Liquidity and Capital Resources
Liquidity
We had the following liquidity at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$8.9	$3.7
Revolving Credit Facility	15.0	15.0
Total	$23.9	$18.7
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
As of September 30, 2016, our available liquidity was $23.9 million, which included $8.9 million in cash and $15.0 million of availability under our Revolving Credit Facility.
Debt Obligations
As of September 30, 2016 the outstanding balance on our 2014 Financing Agreement was $304.8 million. This amount represents the principal balance of $291.0 million, plus PIK interest of $13.7 million as of September 30, 2016. As of September 30, 2016, our 2014 Financing Agreement had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.50%.
As of September 30, 2016, availability under the Revolving Credit Facility was $15.0 million.
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
Both our 2014 Financing Agreement and Revolving Credit Facility restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met, see Note 5 of Notes to Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” As of September 30, 2016, we have distributed $14.1 million in cash that count toward the $15.0 million in aggregate restricted distribution payments. On October 28, 2016, we declared a quarterly cash distribution for the quarter ended September 30, 2016, of $0.1333 per common unit, warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units (“Third Quarter Distribution”). The Third Quarter Distribution, totaling approximately $0.2 million, for all common unitholders and warrant holders of record as of November 7, 2016, will be paid November 14, 2016. The Third Quarter Distribution will bring the aggregate remaining permitted restricted distributions total to $0.8 million at that time.
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement.
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,442	$28,831
Investing activities	(7,292)	(129,534)
Financing activities	(12,994)	106,278

Net cash provided by operating activities was $25.4 million for the nine months ended September 30, 2016 compared to $28.8 million of net cash provided by operating activities for the nine months ended September 30, 2015, a decrease of $3.4 million. The decrease of $3.4 million resulted from a net loss for the nine months ended September 30, 2016 of $27.6 million, an increase of $2.3 million, compared to net loss for the nine months ended September 30, 2015 of $25.3 million, a decrease of $8.6 million in cash provided by change in working capital and a $2.9 million decrease in depreciation, depletion and amortization expense, offset in part by an increase of $7.4 million in restructuring and impairment charges, and a $2.3 million increase in non-cash interest expense. The $8.6 million change in working capital resulted from $12.1 million decrease in cash flows from accounts receivables resulting from extending payment terms to a subsidiary of WCC, a decrease in cash flow of $2.8 million from the change in asset retirement obligation and a $2.7 million decrease in cash flows from a change in accounts payable and accrued expenses, offset in part by $4.8 million increase in cash flows from the change in deferred revenue and a $5.0 million in cash flow from inventory.
Net cash used in investing activities was $7.3 million for the nine months ended September 30, 2016 compared to $129.5 million for the nine months ended September 30, 2015, a decrease of approximately $122.2 million. The $122.2 million decrease was attributable to $115.0 million in acquisition cost related to the August 1, 2015 acquisition of Westmoreland Kemmerer LLC compounded by a $6.8 million decrease in capital expenditure spend.
Net cash used in financing activities was $13.0 million for the nine months ended September 30, 2016, down $119.3 million from net cash provided by financing activities of $106.3 million for the nine months ended September 30, 2015. The $13.0 million of cash flows used in financing activities for the nine months ended September 30, 2016, consisted of $9.8 million of cash used in distributions to partners and $3.2 million of cash used in the repayment of long-term debt.
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
The following table summarizes our capital expenditures by type for the three and nine months ended September 30, 2016, and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Coal reserves	$—	$—	$—	$—
Mine development	281	437	810	1,117
Equipment and components	1,892	4,263	4,691	10,479
Total	$2,173	$4,700	$5,501	$11,596
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
Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

.

Item 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2015 Form 10-K.
Item 4— CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4— MINE SAFETY DISCLOSURES
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.
Item 6 — EXHIBITS
The exhibits listed in the Exhibit Index are incorporated herein by reference.

32

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	November 1, 2016	By:	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date:	November 1, 2016	By:	/s/ Michael J. Meyer
Michael J. Meyer
Controller and Principal Accounting Officer
(Principal Accounting Officer and A Duly Authorized Officer)

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Limited Partnership of Westmoreland Resource Partners, LP (f/k/a Oxford Resource Partners, LP)	8-K	001-34815	2.1	8/4/2015
3.2	Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP	10-K	001-34815	3.2	3/6/2015
3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP	8-K	001-34815	2.1	8/6/2015
3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP					X
3.5	Certificate of Formation of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	S-1	333-165662	3.3	4/21/2010
3.6	Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	8-K	001-34815	3.2	1/4/2011
3.7	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC (f/k/a Oxford Resources GP, LLC)	8-K	001-34815	3.2	6/25/2013
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
		10-Q	001-34815	3.4B	5/6/2014
10.1	Exchange Agreement, dated as of October 28, 2016, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X