Form 10-K
period 2016-12-31
Westmoreland Resource Partners, LP
filed 2017-03-16
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
9540 South Maroon Circle, Suite 300, Englewood, CO 80112
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $4.2 million, based on the reported closing price of the common units as reported on the New York Stock Exchange on June 30, 2016. In accordance with Regulation S-K Subpart 229.1, Westmoreland Resource Partners, LP ("the Partnership" or "WMLP") is a Non-Accelerated Filer because the Partnership is a majority-owned subsidiary of Westmoreland Coal Company ("Parent" or "WCC").
As of March 10, 2017, 1,284,840 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”
DOCUMENTS INCORPORATED BY REFERENCE: None

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

WESTMORELAND RESOURCE PARTNERS, LP
FORM 10-K
ANNUAL REPORT

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements
This Annual Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

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

•	The effect of the Environmental Protection Agency’s inquiries and regulations on the operations of the power plants to which we provide coal;

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Inaccuracies in our estimates of our coal reserves;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decision to run their plants;

•	Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	The effect of consummating financing, acquisition and/or disposition transactions;

•	The inability to renew our mineral leases or material changes in lease royalties;

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control;

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

•	Adequacy and sufficiency of our internal controls;

•
Our potential need to recognize additional impairment and/or restructuring expenses associated with our operations, as well as any changes to previously identified impairment or restructuring expense estimates; and

•
Other factors that are described under the heading “Risk Factors” found in reports filed with the Securities and Exchange Commission including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART I
Introduction
This report is both our 2016 Annual Report to unitholders and our 2016 Annual Report on Form 10-K required under the federal securities laws. Unless the context otherwise indicates, as used in this Annual Report, the terms "WMLP," "the Partnership," "we," "our," "us" and similar terms refer to Westmoreland Resource Partners, LP, the parent entity, and its consolidated subsidiaries. Also, "our GP" means Westmoreland Resources GP, LLC, the general partner of WMLP.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 1. Business
Overview
We are a low-cost producer and marketer of high-value thermal coal to large electric utilities with coal-fired power plants under long-term coal sales contracts. We also market to industrial users, and are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment and take advantage of close customer proximity through mine-mouth power plants and strategically located rail and barge transportation. Our reserves and operations are well positioned to serve our primary market areas of the Midwest, Northeast and Rocky Mountain regions of the United States ("U.S."). Our operations are located in Ohio and Wyoming. We sold 7.8 million tons of coal in 2016.
Westmoreland Resource Partners, LP is a Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WMLP." We began doing business in 1985, in Coshocton, Ohio, as a contract-mining service to a mining division of a major oil company. In 1989, we transitioned from a contract miner into a producer of coal using our own coal reserves. On July 19, 2010 we completed our initial public offering and moved our headquarters to Columbus, Ohio. On December 31, 2014, our general partner ("GP") was acquired by WCC, a Delaware corporation, and our executive offices were moved to Englewood, Colorado. WCC directly owns 100% of our GP and, as of the date of this filing, 93.72% of the beneficial limited partner interest on a fully diluted basis. We are managed by WCC through our GP, and all executives, officers and employees who provide services to us (which are approximately 640 employees) are employed by WCC. WCC’s common stock trades on the NASDAQ under the symbol “WLB.” We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. We operate in a single business segment and have seven operating subsidiaries. See Exhibit 21.1 - List of Subsidiaries for an organizational chart. The following map shows our current operations:
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 13. Long-Term Debt to the consolidated financial statements). The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into Amendment No. 2 to the Partnership Agreement (as defined in Note 1. Organization And Presentation and Note 17. Partners' Capital And Convertible Units to the consolidated financial statements), which established the terms of the Series B Units.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Properties
During 2016, WMLP operated one surface mine in Wyoming and four active mining complexes in Ohio comprising ten surface mines. The Ohio operations include a river terminal on the Ohio River, two washing facilities, two rail loadout facilities and a tipple facility. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. WMLP owns and operates six augers throughout its mining complexes. WMLP also utilizes highwall miner systems. WMLP owns or leases most of the equipment utilized in its mining operations and employs preventive maintenance and rebuild programs to ensure that its equipment is well maintained. During 2016, WMLP leased or subleased to others approximately 24.3 million tons of the total tons owned or controlled by WMLP. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in place.
Our reported proven and probable coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our proven and probable coal reserves meet this economic and legal standard, we take into account, among other things, our potential ability or inability to obtain mining permits, the possible necessity of revising mining plans, changes in future cash flows caused by changes in estimated future costs, changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. The following table provides coal reserve quantities from mines we own or control:

December 31, 2016
(In thousands of tons)
Coal reserves(1):
Proven	118,785
Probable	16,442
Total proven and probable reserves(2)	135,227
Permitted reserves	58,614
Current year production	7,088

(1)
The SEC Industry Guide 7 defines reserves as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

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

(2)
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

Substantially all of our properties and assets are encumbered by liens securing our and our subsidiaries’ outstanding indebtedness. In addition, borrowings under the Revolver are secured by first priority liens on our and our wholly owned subsidiaries' accounts receivable, inventory and certain other specified assets. See Note 13. Long-Term Debt to the consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

The following table provides summary information regarding our principal mining operations as of December 31, 2016 (all tons data presented in thousands):

WMLP Mines	Cadiz	Tuscarawas	Belmont	New Lexington	Noble (1)	Plainfield (1)	Muhlen-berg (1)	Tusky (1)	Kemmerer
Previously owned by	The Ohio mines were previously owned by Oxford Resource Partners, LP which was purchased by WCC in December 2014.								Chevron Mining Inc., purchased 2012
Currently owned by	The Ohio mines are currently owned by Oxford Mining Company, LLC except Muhlenberg which is owned by Oxford Mining Company - Kentucky, LLC.								Westmore- land Kemmerer, LLC
County, State	Jefferson & Harrison, Ohio	Stark & Tuscarawas, Ohio	Belmont, Ohio	Perry, Athens & Morgan, Ohio	Noble & Guernsey, Ohio	Muskingum, Guernsey & Coshocton, Ohio	Muhlenberg & McLean, Kentucky	Harrison & Tuscarawas, Ohio	Lincoln, Wyoming
Proven reserves	4,743	4,567	7,910	3,804	229	3,622	1,227	18,965	73,718
Probable reserves	1,156	—	312	173	—	—	568	5,366	8,867
Total reserves	5,899	4,567	8,222	3,977	229	3,622	1,795	24,331	82,585
Permitted reserves	5,466	1,946	1,327	1,022	—	282	1,227	16,720	30,624
2016 tons produced	1,819	450	334	381	—	—	—	—	4,104
Production capacity	2,580	600	660	600	N/A	N/A	N/A	N/A	7,000
2016 tons sold	2,558	456	333	390	—	—	—	—	4,106
2015 tons sold	2,125	673	644	551	17	—	—	—	4,471
2014 tons sold	3,152	1,140	403	685	251	—	—	—	4,399
Estimated mine life with current plan	2022	2019	2019	2019	N/A	N/A	N/A	N/A	2026
Lessor (2)	Private parties, Consol	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties	Fed Gov, Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Pittsburgh, Redstone & Meigs Creek	Lower & Middle Kittanning, Upper Freeport, Mahoning, Brookville	Pittsburgh, Meigs Creek & Waynesburg	Lower & Middle Kittanning, Pittsburgh	Pittsburgh	Middle Kittanning	Tradewater & Carbondale Formations	Middle Kittanning & Upper Freeport	Adaville Series
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Approx. heat content in 2016 (BTU/lb.)	11,420	11,768	11,742	11,550	11,286	11,711	11,424	12,900	10,019
Approx. sulfur content in 2016 (%)	2.60	3.80	4.50	3.80	5.30	4.40	3.50	2.10	0.71
Major customers (2)	AEP & EKPC	AEP	AEP & EKPC	AEP	N/A	N/A	N/A	N/A	PacifiCorp Energy, Inc.
Delivery method	Truck, rail, barge	Truck	Truck, barge	Truck, rail	N/A	N/A	N/A	N/A	Truck, rail, conveyor
Machinery	3 coal crushers with truck scales, rail load-out facility	Coal crusher with truck scale, blending facility, prep plant	Coal crusher, blending facility	Coal crusher with truck scale, rail load-out facility	N/A	N/A	N/A	N/A	Trucks, shovels, dozers
Gross Property, Plant & Equipment (in millions)	The Ohio mines' gross property, plant and equipment as of December 31, 2016 was $203.6 million.								$156.4
Year complex opened	2000	2003	1999	1993	2006	1990	2009	2003	1950
Tons mined since inception	452,647	192,984	16,172	175,059	191,730	107,489	107,489	15,148	192,841
____________________
(1) These mines were inactive during 2016.
(2) American Electric Power Company, Inc. (“AEP”); East Kentucky Power Cooperative (“EKPC”)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Cadiz. The Cadiz complex consists of the Sandy Ridge, Harrison, Daron, Harrah and Ellis mines. Coal produced from these mines is trucked either to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, trucked directly to our customer, trucked to our Cadiz rail loadout facility on the Ohio Central Railroad and then transported by rail to the customer, or trucked to our Strasburg washing facility then transported by truck to the customer after processing is completed. This mine uses the area, contour, auger and highwall miner methods of surface mining.
Tuscarawas. The Tuscarawas complex consists of the East Canton, Garrett, Hunt and Stillwater mines. Coal produced from these mines is transported by truck directly to our customers, trucked to our Barb Tipple blending and coal crushing facility or trucked to our Conesville or Strasburg washing facilities. The coal is then transported by truck to the customer after washing is completed. This mine uses the area, contour, auger and highwall miner methods of surface mining.
Belmont. The Belmont complex consists of the Speidel, Shugert, Buttermilk and Wheeling Valley mines. Coal produced from these mines is primarily transported to our Bellaire river terminal on the Ohio River where it is crushed and blended and then transported by barge to the customer, or it is transported by truck to our Barb Tipple blending and crushing facility which is adjacent to a customer's power plant near Coshocton, Ohio, or it is transported to our Conesville washing facility and then transported by truck to the customer. This mine uses area, contour, auger and highwall miner methods of surface mining.
New Lexington. The New Lexington complex consists of the Avondale and New Lexington mines. Coal produced from these mines is transported by truck or delivered via off-highway trucks to our New Lexington rail loadout facility on the Ohio Central Railroad where it is then transported by rail to the customer or to our Barb Tipple facility. Some of the coal production from this mine is trucked to our Conesville washing facility and then transported by truck to the customer. This mine uses the area and auger methods of surface mining.
Kemmerer. The Kemmerer mine in Wyoming transports the coal it produces via conveyor belt to the adjacent Naughton Power Station or it is shipped via short haul rail or truck to various industrial customers. This mine utilizes truck, shovel and dozer surface mining methods.
Customers
Our primary customers are electric utility companies that purchase coal for terms of one year or longer. We also supply coal on a short-term or spot market basis for some of our customers. We provide coal delivery via conveyor belt to our mine-mouth customers and also sell coal on a Freight On Board ("FOB") basis to our other customers via truck, rail or barge. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination. In 2016, WMLP derived approximately 77% of its revenues from coal sales to three customers: AEP (38%), PacifiCorp Energy, Inc. (29%), and East Kentucky Power Cooperative (10%). We sell the majority of our WMLP tons under contracts with a weighted average remaining supply obligation term of approximately two years. A portion of these sales were facilitated by coal brokers.
The Kemmerer mine supplies the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. The Kemmerer mine also supplies various industrial customers, including Tronox - Green River and Granger and Tata Chemicals North America Inc., through long-term contracts extending to 2026. These industrial customers are supplied via Union Pacific rail and truck. Prices under the supply agreements are based upon certain actual mine costs and certain inflation/commodity indices.
Long-term Coal Supply Contracts
As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with substantially all of our customers. These contracts allow customers to secure an assured supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2016, approximately 98.2% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.
The terms of our coal supply contracts result from competitive bidding and extensive negotiations with each customer. Consequently, the terms can vary significantly by contract, and can cover such matters as price adjustment features, price reopener terms, coal quality requirements, quantity adjustment mechanisms, permitted sources of supply, future regulatory changes, extension options, force majeure provisions and termination and assignment provisions. Some long-term contracts provide for a predetermined adjustment to the stipulated base price at specified times or periodic intervals to account for changes due to inflation or deflation in prevailing market prices. In addition, most of our contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that influence our costs of production. Some of our contracts also contain

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

provisions that allow for the recovery of costs impacted by modifications or changes in the interpretations or application of applicable government statutes.
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
Royalty Revenues
Tusky Coal Reserves - We began underground mining at the Tusky mining complex in late 2003 after leasing coal reserves from a third party in exchange for a royalty based on tons sold. In June 2005, we sold the Tusky mining complex, and subleased the associated underground coal reserves to the purchaser in exchange for a royalty. There are six years remaining on our lease for the underground coal reserves, and the related sublease. The sublessee has the option at any time after December 31, 2022 to elect to have us assign its interest to the sublessee for defined and predetermined consideration. For the years ended December 31, 2016 and 2015, we did not recognize any royalty revenue on the sublease of the Tusky reserves.
Oil and Gas Reserves - In December 2014, June 2013 and April 2012, we completed the sale of certain oil and gas rights on land in eastern Ohio for $0.2 million, $6.1 million and $6.3 million, respectively, plus future royalties. There were no oil and gas right sales in 2016 or 2015. For each of the years ended December 31, 2016 and 2015, WMLP generated $0.9 million in oil and gas royalty revenue.
Limestone Revenues - At our Daron and Strasburg mining complexes, limestone is removed in order to access the underlying coal. We sell this limestone to a third party who crushes it before selling it to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from the limestone sales. For the years ended December 31, 2016 and 2015, we produced and sold 0.4 million and 0.7 million tons of limestone, respectively. Revenues from limestone sales included $1.8 million and $2.9 million for the same time periods, respectively.
Reclamation
Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee reclamation funding in an amount determined under state law. Bonding companies require posting of collateral, typically in the form of letters of credit or cash collateral, to secure the bonds. See Note 6. Restricted Investments And Bond Collateral to the consolidated financial statements for our cash deposits, restricted investments and reclamation surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by a particular bonding company. Bonds are released in phases as reclamation is completed in a particular area.
Competition
The North American coal industry is intensely competitive. In addition to competition from other coal producers, we compete with producers of alternative fuels used for electrical power generation, such as nuclear energy, natural gas, hydropower, petroleum, solar and wind. Costs and other factors such as safety, environmental and regulatory considerations relating to alternative fuels affect the overall demand for coal as a fuel.
The majority of our mines focuses on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants. These mines gives us a competitive advantage based on two factors:

•	we are among the most economic suppliers to our principal customers as a result of transportation advantages over our competitors; and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

•	nearly all of the power plants we supply were specifically designed to use our coal.
The Ohio operations do not compete with producers of metallurgical coal or lignite. However, we do have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. WMLP competes on the basis of delivered price, coal quality and reliability of supply. Its principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, CONSOL Energy, Contura Energy, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
Washing Facilities
Depending on coal quality and customer requirements, some raw/crushed coal may be shipped directly from the mine to the customer. However, the quality of some raw coal does not allow direct shipment to the customer without putting the coal through a washing process that physically separates impurities from the coal. This processing upgrades the quality and heating value of the coal by generally removing ash, but it entails additional expense and results in some loss of coal. The Partnership owns and operates two washing facilities as follows:

•	Strasburg (Strasburg, Ohio): Throughput capacity of 200 tons of raw coal per hour and operated at a 50.0% utilization rate in 2016;

•
Conesville (Coshocton County, Ohio): Throughput capacity of 500 tons of raw coal per hour and operated at an 83.0% utilization rate in 2016 from January to April until it was idled the remainder of the year due to poor market conditions. This facility is adjacent to a customer’s power plant.

Seasonality
Our coal business has historically experienced variability in its results due to the effect of seasons. We are impacted by seasonality due to weather patterns and our customers’ annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. Our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand. Conversely, when these stockpiles increase, demand for our coal will typically soften. Further, our ability to deliver coal is impacted by the seasons. Because some of our mines are mine-mouth operations that deliver their coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited.
Material Effects of Regulation
Safety
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977, MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past several years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal, state and provincial safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety. Safety is a core value of Westmoreland Resource Partners, LP. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Safety performance at our mines was as follows:

	2016		2015
	Reportable Rate	Lost Time Rate	Reportable Rate	Lost Time Rate
WMLP Mines	0.84	0.28	1.05	0.35
U.S. National Surface Average	1.35	0.88	1.62	1.09
Percentage	62%	32%	65%	32%

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Regulations
We are subject to extensive regulation with respect to environmental and other matters by federal, state, and local authorities in the U.S. Regulations to which we are subject include, but are not limited to, the following:

U. S. Federal Regulations
Surface Mining Control & Reclamation Act of 1977
Clean Air Act
Clean Water Act
Endangered Species Act
Resource Conservation and Recovery Act
Comprehensive Environmental Response, Compensation and Liability Act
Emergency Planning and Community Right to Know Act
Toxic Substances Control Act
Migratory Bird Treaty Act
Various other climate change laws and initiatives
The U.S. Environmental Protection Agency (the "EPA") and/or other authorized federal or state agencies administer and enforce these U.S. regulations. We are also subject to extensive regulation regarding safety and health matters pursuant to the United States Mine Safety and Health Act of 1977, which is enforced by the U.S. Mine Safety and Health Administration (“MSHA”). Non-compliance with federal, tribal and state laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
The following provides summaries of certain U.S. federal regulations to which we are subject and their effects on us:
Surface Mining Control and Reclamation Act ("SMCRA"). SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (“OSM”), or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and, in many instances, have done so. Permitting under SMCRA has generally become more difficult in recent years. This difficulty in permitting affects the availability of coal reserves at our coal mines. In January 2016, the Federal Bureau of Land Management announced a moratorium on new coal leases on federal lands. The moratorium does not affect existing leases. It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations.  The rule included the expansion of baseline data requirements and post-mining restoration requirements.  Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule.  President Trump signed H.J. Res. 38 on February 16, 2017.  The regulations in effect are those that were in place on January 18, 2017.  OSM is in the process of developing a final rule for publication in the Federal Register to amend all the regulations altered by the Stream Protection Rule back to the form in which those regulations existed on January 18, 2017.
Clean Air Act and Related Regulations. The U.S. Clean Air Act (“CAA”), and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, as well as greenhouse gases ("GHG"). The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

•
Greenhouse Gas Emissions Standards. In August of 2015, the EPA finalized standards for greenhouse gases for new and modified electric generating units ("EGUs") referred to as “new source performance standards” ("NSPS"). The final NSPS for coal-fired EGUs is set at 1,400 pounds of CO2 / megawatt hour on an average annual basis which would, with few possible exceptions, require the installation of partial carbon capture and sequestration at new or modified coal-fired EGUs. Under the CAA, new source performance standards like the GHG NSPS have binding effect from the date of the proposal, which in this case was January 8, 2014. Therefore, any new coal-fired EGU must comply with this standard, which is likely to be a major obstacle to the construction and development of any new coal-fired generation capacity. States and industry challenged the rule in the D.C. Circuit court, with oral arguments scheduled for April 17, 2017. Existing coal-fired generation, however, is also now subject to GHG performance standards that the EPA asserts will reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. At the same time the EPA issued the GHG NSPS, the EPA finalized existing source standards for fossil-fuel fired power plants, which the EPA refers to as the Clean Power Plan. The final Clean Power Plan imposes stringent standards on existing fossil-fuel fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction,” ("BSER") including (1) average heat rate improvements of 6% for coal-fired power plants; (2) the re-dispatch of power based on an assumption that underutilized capacity at natural gas combined cycle facilities can be increased to an average of 75% of net summer capacity; and (3) the substitution of coal generation with renewable energy. These existing source standards are implemented by the states, which must meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. Each state can choose either a rate-based or a mass-based goal that reflects the mix of natural gas and coal-fired generation in the state. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming, for example, is faced with greater than 40% emission reductions from a 2012 baseline. Under the rule, the states had until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions could have been requested by states in an initial submittal. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The stay delayed the implementation of the rule, including the state plan submittal dates. The D.C. Circuit reviewed the rule under an expedited briefing schedule, and an en banc panel heard oral arguments on September 27, 2016. If upheld by the courts, these rules have the potential to adversely affect our revenues and profitability, although it is difficult at this stage to determine the timing and extent of any such effects, or to determine the requirements of state plans resulting from these proposals that may ultimately be promulgated and require implementation. However, the Trump Administration has indicated that it intends to repeal the Clean Power Plan and it is uncertain whether it will be replaced. In June 2014, the U.S. Supreme Court in UARG v. the EPA struck down the EPA’s GHG permitting rules to the extent they imposed on sources a requirement to obtain an air emissions permit and comply with emissions limits solely as a result of GHG emissions. The Court upheld the EPA’s authority to impose the Best Available Control Technology (“BACT”) on large industrial sources such as power plants that are otherwise required to obtain an air emissions permit under the Prevention of Significant Deterioration program or the Title V program of the Clean Air Act. In 2016, the EPA proposed a rule to comply with the U.S. Supreme Court’s ruling by limiting the requirement to obtain permits controlling emissions of greenhouse gases to new large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 (or modifications of these sources that result in an emissions increase of 75,000 tons per year or more of CO2e). Therefore the permit provisions addressing GHG emissions from large industrial sources, such as fossil-fuel fired EGUs, remain in place.

•
Mercury Air Standards. In February 2012, the EPA published national emission standards under Section 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule will generally require all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion a year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducted the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. On April 14, 2016, the EPA issued a final rule confirming its “appropriate and necessary” finding to regulate air toxics, including mercury, from power plants after considering

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

costs. The final rule was immediately challenged in the U.S. Court of Appeals for the D.C. Circuit in Murray Energy Corp. v. the EPA and briefing is currently underway.

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen dioxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen dioxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012, the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, the EPA published final NAAQS for particulate matter; the EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. The EPA finalized designations for the sulfur dioxide NAAQS in 2013 for a handful of counties and delayed designations for the remainder of the country. The EPA finalized additional designations on June 30, 2016, with a supplement on November 29, 2016. For the remaining areas, the areas will be designated by the date determined by the Sulfur Data Requirements Rule. The EPA finalized nonattainment designations for nitrogen dioxide in January 2012. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further. Several industry and business groups, five states, and Murray Energy Corp. challenged the revised standard in the D.C. Circuit. Briefing has been completed and oral argument is scheduled for April 19, 2017. The Trump Administration also has indicated that it may revisit the standard. While it is likely that these and any future developments resulting in stricter NAAQS will to some degree adversely affect us, it is difficult at this stage to determine the timing and extent of such effects.

•
Clean Air Interstate Rule and Cross-State Air Pollution Rule (“CAIR”) and Cross-State Air Pollution Rule (“CSAPR”). The CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxides pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit found that the CAIR was fatally flawed, but ultimately agreed to allow it to remain in place pending the EPA’s development of a replacement rule because of concerns about potential disruptions. In June 2011, the EPA finalized the CSAPR as a replacement rule to the CAIR, which requires 28 states in the Midwest and Eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxides and sulfur dioxide emissions reductions would commence in 2012 with further reduction effective in 2014. On December 15, 2011, the EPA finalized a supplemental rule-making to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing the CAIR until the pending legal challenges have been resolved. In August 2012, the U.S. Court of Appeals vacated the CSAPR in a 2-to-1 decision and left the CAIR standards in place. In April 2014, the U.S. Supreme Court reversed the D.C. Circuit decision that vacated the CSAPR and remanded the cases for further proceedings consistent with the Court’s opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. The EPA filed a motion with the D.C. Circuit to lift its stay of the CSAPR and to toll for three years all deadlines that had not already passed as of the date the stay was granted. The D.C. Circuit granted the EPA’s motion in October 2014, and scheduled oral argument on the remaining challenge to the CSAPR for March 2015. In November 2014, the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions began in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to the EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions began in January 2015, with more stringent phase 2 reductions in January 2017 as necessary. In September 2016, the EPA finalized an update to CSAPR ozone season program that lowered the ozone season emission budgets for the affected states. The update aligned compliance with the July 2018 attainment date for the 2008 ozone NAAQS.

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly. For example, the EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. The EPA’s new source

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants, and concerns about potential failures to comply have resulted in a number of high-profile enforcement actions and settlements over the years resulting in some instances in settlements under which operators install expensive new emissions control equipment. The Acid Rain program under Title IV of the CAA continues to impose limits on overall sulfur dioxide and nitrogen oxide emissions from regulated EGUs. In June 2013, President Obama issued a Climate Action Plan, which included a focus on methane reductions from coal mines. In January 2015, the Administration issued its methane strategy, but it did not include requirements for coal mines. In 2014 the D.C. Circuit upheld the EPA’s 2013 decision, based on resource constraints, not to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish related emission standards.

•
Effect on Westmoreland Resource Partners, LP. Our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act. Our coal also contains about fifty percent more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled.

Clean Water Act. The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the U.S. Army Corps of Engineers (the "Corps") jointly issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. Recent court decisions, pending court challenges, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance. In January 2017, the Corps issued general nationwide permits for specific activities that are similar in nature and that are determined to have minimal adverse environmental effects. The permits will become effective in March 2017. The Corps reinstated the use of Nationwide Permit 21 for surface coal mining activities. In the event the acreage limits under the permit are exceeded, we will have to obtain individual permits from the Corps which will increase the processing time for future permit applications.
Endangered Species Act. The Federal Endangered Species Act (“ESA”), and similar state laws, protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on the species that have been identified and the current application of applicable laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties.
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. The EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014 and submitted it to the Federal Register for publication. The final rule regulates CCR as solid waste under RCRA. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and Internet posting requirements. The rule is largely silent on the reuse of coal ash. These changes in the management of CCR could

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

increase both our and our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
Comprehensive Environmental Response, Compensation and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. In the course of our operations, we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
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
In addition, the EPA, acting under existing provisions of the Clean Air Act, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. In June of 2014, the U.S. Supreme Court overturned the EPA’s GHG permitting rules to the extent they required permits based solely on emissions of GHG; however, the EPA has proposed a rule to comply with the U.S. Supreme Court’s ruling by limiting the requirement to obtain permits controlling emissions of greenhouse gases to large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 (or modifications of these sources that result in an emissions increase of 75,000 tons per year or more of CO2e). Underground coal mines remain subject to the EPA’s GHG Reporting Program, which requires mines to submit annual GHG emission estimates to the EPA, but that program has not been extended to surface coal mines.
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
Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our revenues.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. See Note 6. Restricted Investments And Bond Collateral to the consolidated financial statements for the amount of surety bonds posted and cash collateral for reclamation purposes.
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
We also make our public reports available, free of charge, through our website, www.westmorelandMLP.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (855) 922-6463 or by mail at Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, CO 80112. The information on our website is not part of this Annual Report on Form 10-K.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 1A. Risk Factors
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
The provisions of the 2014 Financing Agreement may affect our ability to obtain future financing, pursue attractive business opportunities, and allow for flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the 2014 Financing Agreement could result in a default or an event of default that could enable our lenders to declare the outstanding principal of our debt under the 2014 Financing Agreement, together with accrued and unpaid interest, to be immediately due and payable. If the payment of such debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
Our ability to comply with the covenants and restrictions contained in the 2014 Financing Agreement may be affected by events beyond our control that could hinder our ability to meet our financial forecasts, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the covenants or restrictions in the 2014 Financing Agreement, our indebtedness under the 2014 Financing Agreement may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under the 2014 Financing Agreement are secured by substantially all of our assets and, if we are unable to repay our indebtedness under the 2014 Financing Agreement, the lenders could seek to foreclose on such assets. For more information, see Note 13. Long-Term Debt to the consolidated financial statements.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
 We have a substantial amount of indebtedness. At December 31, 2016, we had a total outstanding indebtedness of $306.2 million under our 2014 Financing Agreement. Our level of indebtedness could have significant consequences to us and our unitholders, including the following:

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.
Environmental regulations that have become increasingly stringent, as well as increased pressure from environmental activists, may reduce demand for our products. For example, a consortium of environmental activists is actively pushing to shut down one-third of the U.S. coal plants by 2020. They are actively lobbying the EPA to require cost-prohibitive pollution control equipment. Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer mine, which is our Kemmerer mine’s primary customer, has abandoned plans to convert Unit 3 at Naughton to 100% natural gas fueling. Instead, the owner has stated that it intends to retire Naughton Unit 3 at the end of 2017. This retirement will result in the loss of coal sales at our Kemmerer mine. However, Rocky Mountain Power stated that it will continue to consider potential alternatives to allow continued operation beyond 2017. In addition, price protections built into the contract that are in effect from 2017 to 2021 will partially offset the effects of lowered volume following the retirement of Unit 3. Despite these price protections, the lost sales at the Kemmerer mine could have a material adverse effect on the mine’s revenues and profitability and on our operating results. Additional power plants that buy our coal may be considering, or may consider in the future, fuel source conversion, decreased operations or retirement, in order to avoid costly upgrades of pollution control equipment, and such steps, if taken, could result in a reduced demand for our products and materially and adversely affect our revenues and profitability.
In May 2015, the EPA and the Corps issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. In January 2017, the Corps issued general nationwide permits for specific activities, including surface coal mining activities. Permitting challenges may increase if our activities do not qualify for nationwide permit coverage. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs.
The EPA has executed a final rule relating to the disposal of CCR from electric utilities. The changes to the management of CCR could increase our and our customers’ operating costs and reduce sales of coal.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations.  The rule included the expansion of baseline data requirements and post-mining restoration requirements.  Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule.  President Trump signed H.J. Res. 38 on February 16, 2017.  The regulations in effect are those that were in place on January 18, 2017.  OSM is in the process of developing a final rule for publication in the Federal Register to amend all the regulations altered by the Stream Protection Rule back to the form in which those regulations existed on January 18, 2017. If this rule is not amended, our permitting and compliance costs could increase.
In January 2016, the Federal Bureau of Land Management announced a moratorium on new coal leases on federal lands. The moratorium does not affect our existing federal leases. If the moratorium remains in force, it is unlikely to have a material impact on our ability to conduct future operations because we do not ordinarily bid on federal coal leases.
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
Coal supply contracts also typically contain force majeure provisions allowing temporary suspension of performance by our customers or us during the duration of specified events beyond the control of the affected party. Most of our coal supply contracts also contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, certain of our supply contracts permit the customer to terminate the contract in the event of changes in regulations affecting our industry that increase the price of coal beyond a specified limit. Any events leading to the termination or suspension of one or more contracts could adversely affect our business, financial condition and/or results of operations. For more information, see Item 1 - Business - Long-term Coal Supply Contracts.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

We depend on supply contracts with a few customers for a significant portion of our revenues.
We sell a material portion of our coal under supply contracts. As of December 31, 2016, we had sales commitments for approximately 93.4% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2017. When our current contracts with customers expire, our customers may decide not to extend existing contracts or enter into new contracts. For the year ended December 31, 2016, we derived 97.8% of our total revenues from coal sales to our ten largest customers (including their affiliates), with our top three customers (including their affiliates) accounting for 77.3% of such revenues.
 In the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including different pricing terms. Negotiations to extend existing contracts or enter into new long-term contracts with those and other customers may not be successful. In addition, interruption in the purchases by or operations of our principal customers could adversely affect our business, financial condition and/or results of operations. Examples of conditions that might cause our customers to reduce their purchases include unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, increases in the production of alternative clean-energy generation such as wind power or decreases in the price of competing fossil fuels such as natural gas. We may have difficulty identifying alternative purchasers of our coal if our existing customers suspend or terminate their contracts.
Additionally, certain of our long-term contracts are set to expire in the next several years. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to our mines should we be unable to execute new long-term coal supply agreements for the affected mines. See Item 1 - Business - Customers and Item 1 - Business - Long-term Coal Supply Contracts.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Many of our competitors in the North American coal industry are major coal producers who have significantly greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our revenues and results of operations. Among other things, competitors could develop new mines that compete with our mines, have higher quality coal than our mines or build or obtain access to rail lines that would adversely affect the competitive position of our mines. Additionally, during the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Increased competition by coal producers or producers of alternate fuels could decrease the demand for, pricing of, or both, for our coal, adversely affecting our business, financial condition and/or results of operations. See Item 1 - Business - Competition.
Any changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices, could affect our ability to sell the coal we produce.
We compete with coal producers in the Midwest, northeastern U.S. and Rocky Mountain regions and in other coal producing regions of the United States.  The domestic demand for, and prices of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry.  Thermal coal accounted for 100% of our coal sales volume for the year ended December 31, 2016. During this period, 78.6% of our thermal coal sales were to electric utilities for use primarily as fuel for domestic electricity consumption. In addition to competing with other coal producers, we compete generally with producers of other fuels. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil, as well as alternative sources of energy. For the first eleven months of 2016, the EIA estimates that coal consumption in the electric power sector totaled 612 million tons, or 93% of total U.S. coal consumption, a historic low, due to low natural gas prices paid by the electric generators that led to a significant increase in the share of natural gas-fired power generation. A further decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. We must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our current production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. As of December 31, 2016, our liquidity of $30.1 million consisted of $15.1 million of cash and cash equivalents and $15.0 million of availability under our Revolver. Our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected if we cannot make such capital expenditures.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Because most of the coal in the vicinity of our Kemmerer mine is owned by the U.S. federal government, our future success and growth would be affected if we are unable to acquire or are significantly delayed in the acquisition of additional reserves through the federal competitive leasing process.
The U.S. federal government owns most of the coal in the vicinity of our mines. Accordingly, the federal competitive leasing process, which is administered by the Bureau of Land Management (“BLM”), is our primary means of acquiring additional reserves. In order to win a lease and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which are not published, and must also exceed any other third-party bids. The BLM, however, is not required to grant a lease even if it determines that a bid meets or exceeds the fair market value estimate. Furthermore, since multiple parties are permitted to submit bids for any such federal lease, another bid may be accepted instead of our own. Over time, federal coal leases have become increasingly more competitive and expensive to obtain, and the review process to act on a lease for bid continues to lengthen. We expect this trend to continue. Any failure or delay in acquiring a coal lease, or the inability to do so on economically viable terms, could cause our production to decline, and may adversely affect our business, cash flows and results of operations, perhaps materially. In January 2016, the U.S. Department of the Interior Secretary Jewell issued an order calling for a comprehensive programmatic review under the National Environmental Policy Act of the federal coal program to ensure that the program prices the leases appropriately and takes into account impacts on the environment and public health. The Department has suspended all new coal leasing decisions pending completion of this review. The programmatic review does not affect coal reserves currently under lease. The review will look closely at how, when and where leases will occur. The review is anticipated to take at least three years to complete.
The leasing process also requires us to acquire rights to mine from certain surface owners overlying the coal before the federal government will agree to lease the coal. Surface rights are becoming increasingly more difficult and costly to acquire. Certain federal regulations provide a specific class of surface owners, also known as qualified surface owners (‘‘QSOs’’), with the ability to prohibit the BLM from leasing its coal. If a QSO owns the land overlying a coal tract, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO. This right of QSOs allows them to exercise significant influence over negotiations to acquire surface rights and can delay the leasing process or ultimately prevent the acquisition of coal underlying their surface rights. If we are unable to successfully negotiate access rights with QSOs at a price and on terms acceptable to us, we may be unable to acquire federal coal leases on land owned by the QSO. Our profitability could be adversely affected, perhaps materially, if the prices to acquire land owned by QSOs increase.
We may not be able to successfully replace our reserves or grow through future acquisitions or organic growth projects.
From time to time, we may seek to expand our operations by adding new mines and reserves through strategic acquisitions or organic growth projects, including drop-downs from our general partner, and we intend to continue expanding our operations and coal reserves through these transactions. Our future growth could be limited if we are unable to continue making acquisitions or conducting organic growth projects, or if we are unable to successfully integrate the companies, businesses or properties we acquire or that are contributed to us from our general partner. We may not be successful in consummating any such transactions and the consequences of undertaking these transactions are unknown. Our ability to conduct these transactions in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates, and regulatory restrictions on us or our general partner.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Concerns regarding climate change are, in many of the jurisdictions in which we operate, leading to increasing interest and in some cases enactment of, laws and regulations governing greenhouse gas emissions, which affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales and/or the prices we receive to decline. These laws and regulations also have imposed, and will continue to impose, costs directly on us.
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting under existing provisions of the federal Clean Air Act has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s Climate Action Plan announced in June 2013, the EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as well as potential review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and an en banc court heard oral argument on September 27, 2016. However, the Trump Administration has indicated that it plans to repeal the rule and it is uncertain whether it will be replaced. The U.S. Congress has considered, and in the future may again consider, legislation governing GHG emission, including “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these rules would have on our revenues and profitability. See Item 1 - Business - Material Effects of Regulation.
Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.
An inability to obtain and/or renew permits necessary for WMLP’s operations could prevent it from mining certain of its coal reserves.
The slowing pace at which permits are issued or renewed for new and existing mines in WMLP’s area of operations has materially impacted production in Appalachia. Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and dredged or fill material into waters of the United States. WMLP’s surface coal mining operations typically require such permits to authorize activities such as the creation of sediment ponds and the reconstruction of streams and wetlands impacted by its mining operations. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits, including the issuance in May 2015 of a final rule revising the definition of regulated waters and the issuance of the Stream Protection Rule by the OSM in December 2016. An inability to obtain the necessary permits to conduct WMLP’s mining operations or an inability to comply with the requirements of applicable permits could reduce WMLP’s production and cash flows, which could adversely affect its business, financial condition and/or results of operations and our cash flow.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and/or increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures; geological, hydrological or other conditions such as variations in the quality of the coal produced from a particular seam; variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; weather conditions; competition and/or conflicts with other natural gas resource extraction activities and production within our operating areas; inability to acquire or maintain necessary permits or mining or surface rights; changes in governmental regulation of the mining industry or the electric utility industry; accidental mine water flooding; labor-related interruptions; transportation delays in barge, rail and truck systems due to weather-related problems, mechanical difficulties, strikes, bottlenecks, and other events; mining and processing equipment unavailability and failures and unexpected maintenance problems; potential unionization of our workforce; and accidents, including fire and explosions from methane. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines. Any of these conditions may increase the cost of mining and delay or halt production at particular mines for varying lengths of time, which in turn could adversely affect our business, financial condition and/or results of operations.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
We are subject to stringent reclamation and closure standards for our mining operations. We calculate the total estimated asset retirement obligations, or ARO, for final reclamation and mine closure according to the guidance provided by U.S. Generally Accepted Accounting Principles ("GAAP") and current industry practice. Estimates of our total ARO are based upon permit requirements and our engineering expertise related to these requirements. If our estimates are incorrect, we could be required in future periods to spend materially different amounts on reclamation and mine-closing activities than we currently estimate.
We estimate that our gross ARO, which is based upon projected mine lives, current mine plans, permit requirements and our experience, was $52.2 million (on a present value basis) at December 31, 2016. We must recover the costs incurred for these liabilities from revenues generated by coal sales.
Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation or standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity costs or prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2016, we paid approximately $3.0 million in premiums for reclamation bonds. We anticipate that, as we permit additional areas for our mines, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.

Transportation impediments may hinder our current operations or future growth.
We depend upon barge, rail and truck systems to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair our ability to

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
The Kemmerer Drop (as defined in Note 1. Organization And Presentation to the consolidated financial statements) added unionized employees to our workforce, and our workforce may become further unionized in the future.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

New legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and/or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and/or results of operations. For more information, see Item 1 - Business - Material Effects of Regulation.
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
Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. More recently, the new United States Administration and members of the U.S. Congress have stated that they will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. On January 20, 2017, President Trump signed an executive order stating that it is the policy of his Administration to seek the prompt repeal of the PPACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the PPACA to the maximum extent permitted by law. Additionally, the U.S. House and Senate recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the PPACA and permits such legislation to pass with a majority vote in the Senate. We will continue to evaluate the impact and status of the PPACA in future periods.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Our customers are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s final rule for CCR management, announced in December 2014, that further regulates the handling of wastes from the combustion of coal. In April 2014, the U.S. Supreme Court upheld the EPA’s Cross-State Air Pollution Rule, which would require stringent reductions in emissions of nitrogen oxides and sulfur dioxide from power plants in much of the U.S. For more details, see Item 1 - Business - Material Effects of Regulation. In May 2014, the EPA Administrator signed a final rule that establishes requirements for cooling water intake structures for the withdrawal of cooling water by electric generating plants; the rule is anticipated to affect over 500 power plants.
Considerable uncertainty is associated with air emissions initiatives, and it is unclear how the Trump Administration will approach both previous rules and new rulemakings. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are already in place, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. Should the owners of power plants we serve be forced by the EPA to install such technology, the capital requirements could make the continued operation unsustainable. As a result, power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
WCC owns 93.91% beneficial limited partner interest in us on a fully diluted basis at December 31, 2016, as well as 100% of our general partner, which owns all of our outstanding 35,291 general partner units and incentive distribution rights. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between WCC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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
In addition, WCC currently maintains consolidated interests in other companies in the energy and natural resource sectors. Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. However, WCC is not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. As a result, WCC could potentially compete with us for acquisition opportunities and for new business or extensions of the existing services provided by us.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
For more information, please read the above risk titled "Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties."
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
Our unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 80% of all outstanding common units is required to remove our general partner. Our general partner owns 0.16% of our common units and the owner of our general partner, WCC, owns 93.91% beneficial limited partner interest on a fully diluted basis at December 31, 2016.
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
At any time that our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price.  As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their common units.  Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right.  There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right.  If our general partner exercised its limited call right, the effect would be to take us private and, if the common units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

We must pay fees to and reimburse our general partner and its affiliates for services provided, which will reduce our cash available for distributions.
Under the Services Agreement, our general partner will continue providing administrative, engineering, operating and other services to the Partnership for a fixed annual fee of $2.2 million in 2017 for certain administrative services plus reimbursement at cost for other expenses and expenditures. The term of the Agreement expires on December 31 of each calendar year end, and automatically renews for successive one-year periods unless terminated. The reimbursement to our general partner for such expenses will be determined by our general partner in accordance with the terms of our partnership agreement and as provided under the Services Agreement. In determining the costs and expenses allocable to us, our general partner is subject to its fiduciary duty, as modified by our partnership agreement, to the limited partners, which requires it to act in good faith. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us. We are managed and operated by executive officers and directors of our general partner. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our cash available for distributions.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, from time to time, members of the U.S. Congress have considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. Further, on January 24, 2017, the U.S. Treasury Department (“Treasury”) and the IRS published in the Federal Register final regulations effective as of January 19, 2017 interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the final regulations. We are unable to predict whether any of these changes, or any other proposals, will ultimately be enacted. Any changes could negatively impact the value of an investment in our common units.
Certain federal income tax preferences currently available with respect to coal exploration and development could be eliminated in future legislation.
The passage of any legislation effecting changes in federal income tax laws could eliminate or defer certain tax deductions and other preferences that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders or the amount of tax payable on that income and negatively impact the value of an investment in our common units.
If tax authorities contest the tax positions we take, the market for our common units could be adversely impacted, and the cost of any contest with a tax authority would reduce our cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. Tax authorities may adopt positions that differ from the positions we take, and a tax authority’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with a tax authority, and the outcome of any such contest, may increase a unitholder’s tax liability and result in adjustment to items unrelated to us and could materially and adversely impact the market for our common units and the price at which they trade. The rights of a unitholder owning less than a 1% profits interest in us to participate in the current federal income tax audit process are very limited. In addition, our costs of any contest with any tax authority will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.
Recently enacted legislation, and proposed but withdrawn Treasury regulations, applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

(and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS (and some states) may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. There can be no assurance that such election will be practical, permissible or effective in all circumstances. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury and the IRS recently adopted final regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. However, the regulations do not specifically authorize all aspects of the proration method we have currently adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1's if relief from the IRS was not granted, as described below) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1 - Business - Properties for specific information about our mining operations, properties and reserves.
Item 3. Legal Proceedings
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 21. Commitments And Contingencies to the consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this Annual Report on Form 10-K.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
The common units of Westmoreland Resource Partners, LP are trading on the NYSE under the symbol "WMLP." On March 10, 2017, the closing market price for our common units was $4.70 per unit. As of this date, we had outstanding 1,284,840 limited partner common units with 10 registered holders of record not including unitholders whose units are held in trust by other entities which makes the actual number of unitholders greater than the number of registered holders of record. We also had 16,215,029 Series A Units, 4,512,500 Series B Units and 35,291 general partner units. In addition, we had outstanding warrants to purchase an aggregate of 166,557 common units. All of the Series A Units, Series B Units and general partner units, for which there is no established public trading market, are held by WCC.
The following table sets forth the range of the daily high and low sales prices for the periods indicated:

Period	High Price	Low Price	Distribution Per Unit	Date Paid
First Quarter 2015	$14.36	$8.42	$0.2000	May 15, 2015
Second Quarter 2015	$12.23	$8.75	$0.2000	August 14, 2015
Third Quarter 2015	$8.94	$6.06	$0.2000	November 13, 2015
Fourth Quarter 2015	$7.60	$2.63	$0.2000	February 12, 2016

First Quarter 2016	$5.14	$2.38	$0.2000	May 13, 2016
Second Quarter 2016	$6.45	$4.47	$0.2000	August 12, 2016
Third Quarter 2016	$6.46	$4.82	$0.1333	November 14, 2016
Fourth Quarter 2016	$6.90	$5.01	$0.1333	February 14, 2017
Cash Distributions
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
Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit; and (iii) 48% of quarterly distributions over $0.2000 per unit. For the years ended December 31, 2016, 2015 and 2014, we did not allocate to our managing general partner any incentive distributions.
In December 2014, we closed on a new $295 million credit facility that replaced our previous term loan and revolving credit facilities, which new credit facility has customary financial and other covenants, including restrictions on our ability to make distributions. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Facilities.”

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Unregistered Sales of Equity Securities
Series A Convertible Units
In August 2015, 15,251,989 Series A Convertible Units were issued to WCC in consideration for its contribution to us of WKL. The Series A Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors' election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). On January 22, 2016 the Board of Director declared a distribution of 404,562 Series A PIK Units in lieu of a $0.20 cash distribution in respect of Series A Convertible Units. On October 28, 2016 the Board of Director declared a distribution of 276,792 Series A PIK Units in lieu of a $0.1333 cash distribution in respect of Series A Convertible Units.
These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the 'Securities Act").
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. These transactions were exempt from registration pursuant to the Securities Act.
Issuer Purchases of Equity Securities
During 2016, we did not make any purchases of our common units and no such purchases were made on our behalf.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters which is incorporated by reference into this Item 5.
Stock Performance Graph
The following performance graph compares the cumulative total stockholder return on our common units for the five-year period December 31, 2011 through December 31, 2016 with (i) the cumulative total return over the same period of the NYSE MKT Composite Index, (ii) the cumulative total return over the same period of the SPDR S&P Metals and Mining Index, and (iii) our current peer group index, which consists of Alliance Resource Partners LP, Cloud Peak Energy, Hallador Energy Co., and Rhino Resource Partners LP. We do not have a former peer group due to that fact that we previously filed under the Smaller Reporting Company status which did not require a stock performance graph section as part of this Annual Report on Form 10-K. However, due to our current filing status of Non-Accelerated Filer, we have included this graph. The graph assumes that:

•	You invested $100 in Westmoreland Resource Partners, LP common units and in each index at the closing price on December 31, 2011;

•	All dividends were reinvested;

•	Annual re-weighting of the peer group indices; and

•	You continued to hold your investment through December 31, 2016.
You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common units.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Westmoreland Resource Partners LP, the SPDR S&P Metals & Mining Index, the NYSE Market Composite Index, and the Peer Group
200
100
–
100
115
146
158
152
169
93
94
82
67
88
88
66
33
58
28
34
9
8
3
6
12/11
12/12
12/13
12/14
12/15
12/16
Westmoreland Resource Partners LP
SPDR S&P Metals & Mining Index
NYSE MKT Composite Index
2016 Peer Group

1. Includes reinvestment of dividends.

	At December 31,
Company/Market/Peer Group	2011	2012	2013	2014	2015	2016
Westmoreland Resource Partners LP	$100.00	$34.02	$9.47	$7.70	$3.46	$5.62
NYSE MKT Composite Index	100.00	114.50	146.34	158.40	152.03	169.26
SPDR S&P Metals and Mining Index	100.00	93.40	88.37	66.04	32.67	67.31
2016 Peer Group Index[2]	100.00	88.18	93.59	81.77	28.38	57.61
2015 Peer Group Index[3]	100.00	N/A	N/A	N/A	N/A	N/A
2 2016 Peer Group: Alliance Resource Partners LP, Cloud Peak Energy, Hallador Energy Co., and Rhino Resource Partners LP
3 2015 Peer Group: Not applicable due to filing under the Smaller Reporting Company status for 2015 Form 10-K.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 6. Selected Financial and Operating Data
WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following table presents our selected financial and operating data as of the dates and for the periods indicated and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED FINANCIAL AND OPERATING DATA

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)[1]			(Predecessor)
	Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2016	2015	2014	2014	2013	2012
	(In thousands)			(In thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$349,340	$384,700	$—	$322,263	$346,767	$373,527
Operating income (loss)	8,873	(5,212)	(2,783)	2,306	(5,930)	(14,563)
Net loss	(31,585)	(33,688)	(4,406)	(24,155)	(23,700)	(26,053)
Per limited partner common unit (basic and diluted):
Net loss applicable to limited partner common unit	(1.51)	(4.62)	(0.72)	(10.92)	(12.84)	(15.24)
CONSOLIDATED BALANCE SHEET INFORMATION (end of period):
Working capital (deficit)	$19,827	$4,188	$5,936	N/A	$(1,452)	$(84,129)
Net property, plant and equipment	235,618	277,641	309,757	N/A	144,426	158,483
Total Assets	386,907	417,278	476,852	N/A	216,711	218,838
Total Debt	317,646	301,377	179,673	N/A	155,632	72,389
Unitholders' capital (deficit)	(28,110)	13,154	107,987	N/A	(15,967)	73,021
OTHER CONSOLIDATED DATA:
Net cash provided by (used in):
Operating activities	$41,082	$31,994	$(1,820)	$24,385	$9,716	$31,776
Investing activities	(14,690)	(134,878)	83	(8,253)	(22,463)	(8,059)
Financing activities	(15,008)	100,590	7,741	(19,221)	11,859	(22,772)
Capital expenditures	11,566	15,680	—	15,903	22,332	22,687
Adjusted EBITDA[2]	79,304	66,135	—	36,296	39,058	47,917
Distributable cash flow[3]	$27,932	$16,402	$(2,922)	$11,510	$(4,119)	$4,913
Tons sold	7,843	8,481	—	5,631	6,602	7,350
Distributions paid per unit:
Limited partners:
Common	$0.7333	$0.6000	$—	$—	$—	$1.5125
Series A Convertible	0.4000	0.2000	—	—	—	—
Series B Convertible	—	—	—	—	—	—
General partner	0.7333	0.6000	—	—	—	1.0750
1See Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.
2Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss below.
3Distributable Cash Flow, a non-GAAP measure, is defined and reconciled to net loss below.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as restructuring, impairment, debt extinguishment, foreign exchange and derivative losses and/or gains which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

•
are used widely by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	are used by rating agencies, lenders and other parties to evaluate our creditworthiness; and

•	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results.
Neither EBITDA nor Adjusted EBITDA is a measure calculated in accordance with GAAP. The items excluded from EBITDA and Adjusted EBITDA are significant in assessing our operating results. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures or future requirements for capital and major maintenance expenditures or contractual commitments;

•	do not reflect income tax expenses or the cash requirements necessary to pay income taxes;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate EBITDA and Adjusted EBITDA differently from the way that we do, limiting their usefulness as comparative measures. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental data. The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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
Distributable Cash Flow should not be considered as an alternative to net income (loss) attributable to our unitholders, income from operations, cash flows from operating activities or any other measure of performance presented in accordance with

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

GAAP. Although Distributable Cash Flow is not a measure of performance calculated in accordance with GAAP, we believe Distributable Cash Flow is useful to investors because this measurement is used by many analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance, facilitating comparison with the performance of other publicly traded limited partnerships. The tables below shows how we calculated EBITDA, Adjusted EBITDA and Distributable Cash Flow and reconciles each of the three to net loss, the most directly comparable GAAP financial measure.
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)[1]			(Predecessor)
	Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2016	2015	2014	2014	2013	2012
	(In thousands)			(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(31,585)	$(33,688)	$(4,406)	$(24,155)	$(23,700)	$(26,053)
Loss (gain) on extinguishment of debt	—	—	1,623	(500)	808	—
Income tax expense	—	157	—	—	—	—
Interest expense, net of interest income	40,223	29,904	—	27,783	20,242	11,490
Depreciation, depletion and amortization	50,216	54,503	—	39,315	48,081	51,170
Accretion of asset retirement obligation	5,618	5,085	—	2,337	2,293	1,567
EBITDA	64,472	55,961	(2,783)	44,780	47,724	38,174
Restructuring and impairment charges	11,310	656	2,783	75	1,761	15,650
Legal settlements	—	—	—	(17,548)	(2,100)	—
Recapitalization costs	—	—	—	5,470	—	—
Loss/(gain) on sale of assets	3,035	6,890	—	14	(372)	(1,692)
Unit-based compensation	252	438	—	4,559	1,441	1,262
Other non-cash and non-recurring costs	235	2,190	—	(1,054)	(9,396)	(5,477)
Adjusted EBITDA	79,304	66,135	—	36,296	39,058	47,917
Deferred revenue	3,547	2,513	—	—	—	—
Reclamation and mine closure costs	(14,160)	(8,216)	—	(4,999)	(8,666)	(8,966)
Maintenance capital expenditures & other	(12,413)	(15,763)	—	(14,066)	(18,640)	(23,613)
Pension and postretirement medical	—	2,552	—	—	—	—
Cash interest expense, net of interest income	(28,346)	(20,740)	(2,922)	(15,952)	(12,258)	(9,461)
Legal and insurance settlement proceeds	—	—	—	17,548	2,100	600
Other	—	(10,079)	—	(7,317)	(5,713)	(1,564)
Distributable Cash Flow	$27,932	$16,402	$(2,922)	$11,510	$(4,119)	$4,913
1See Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under Cautionary Note Regarding Forward-Looking Statements and Item 1A - Risk Factors.
Overview
See Item 1 - Business - Overview.
We sell almost all of our coal under multi-year agreements to electric generation companies. These multi-year (along with some spot-less than one year in length) coal contracts oftentimes contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
One of the major factors affecting the volume of coal that we sell in any given year is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro or wind in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein.
Results of Operations
Items that Affect Comparability of Our Results
For 2016 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The (income) expense components of these items were as follows (in millions):

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Items that Affect Comparability of Our Results
Acquisition and transaction costs	$—	$2.6	$—	$—
Restructuring and impairment charges	11.3	0.7	2.8	0.1
Loss (gain) on extinguishment of debt	—	—	1.6	(0.5)
Recapitalization costs	—	—	—	5.5
Legal and insurance settlement proceeds	—	—	—	(17.5)
Debt issuance costs	—	—	—	(7.0)
Total Impact	$11.3	$3.3	$4.4	$(19.4)
Items recorded in 2016:

•
We incurred $11.3 million in impairment charges comprised of $8.1 million at the Ohio mines from excess equipment due to mine plan changes and $3.2 million at the Kemmerer mine related to a shovel that was scrapped for parts.

Items recorded in 2015:

•	We incurred $2.6 million in various investment banker and legal costs related to the Kemmerer Drop.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

•	We incurred $0.7 million in restructuring costs resulting from the right sizing of the financing and accounting team after the acquisition of our general partner by WCC in December 2014.
Items recorded in 2014 (Successor):

•	We incurred $2.8 million in restructuring costs resulting from termination of the executive team after the acquisition of our general partner by WCC on December 31, 2014.

•	We incurred $1.6 million in loss on extinguishment debt related to the payoff of the 2013 Financing Agreement.
Items recorded in 2014 (Predecessor):

•
We incurred $0.1 million in restructuring costs related to the idling of our Illinois Basin operations on December 31, 2013. These charges included professional and legal fees, and transportation costs associated with moving idled equipment to our Ohio mines.

•	We incurred a $0.5 million gain on extinguishment of debt resulting from the forgiveness of a note payable.

•	We incurred $5.5 million in various investment banker and legal costs associated with WCC's acquisition of our general partner on December 31, 2014.

•
We received $17.5 million in litigation settlement proceeds, net of legal expenses, from a former customer compensating us for lost profits on coal sales due to a wrongful termination of a coal supply agreement.

•	We incurred $7.0 million in debt refinancing costs related to the 2014 Financing Agreement.
Year Ended December 31, 2016 Compared to December 31, 2015

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total revenues	$349.3	$384.7	$(35.4)	(9.2)%
Net loss	(31.6)	(33.7)	(2.1)	(6.2)%
Adjusted EBITDA(1)	79.3	66.1	13.2	20.0%
(1)Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial and Operating Data.
Revenue decreased primarily as a result of continued pricing softness in Ohio. Whether this decrease persists in future years is dependent upon fluctuations in market demand in the region. Net loss decreased and Adjusted EBITDA increased primarily due to lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives at our Kemmerer mine which are expected to continue into the future.
Coal and Non-Coal Revenues

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Total coal revenues	$345.5	$375.1	$(29.6)	(7.9)%
Total non-coal revenues	3.8	9.6	(5.8)	(60.4)%
Coal sales revenue decreased due to a 7.5% decrease in tons sold which amounted to $28.3 million. This decrease was compounded by a decrease in the average sales price per ton of $0.17 or an aggregate $1.3 million. Non-coal revenues, primarily from limestone sales, non-coal services and other (miscellaneous) revenue decreased due to a $2.6 million decrease in non-coal services due to $2.4 million in non-recurring coal handling and transportation service revenue performed on behalf of a subsidiary of WCC during 2015. Additionally, limestone revenue decreased $1.1 million and other (miscellaneous) revenue decreased $2.1 million due to generating $1.8 million in June 2015 compared to $0.6 million in June 2016 in lost coal fees for granting two respective pipeline right-of-ways to multiple third parties.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Cost and Expenses

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Cost of coal revenues	$262.8	$307.0	$(44.2)	(14.4)%
Depreciation, depletion and amortization	50.2	54.5	(4.3)	(7.9)%
Selling and administrative	12.6	17.1	(4.5)	(26.3)%
Cost of coal revenues decreased primarily due to 0.6 million less tons sold in 2016 than in 2015 which corresponds to a $23.2 million decrease in cost of coal revenues, compounded by a decrease in the cost to produce coal of $2.69 per ton, or an aggregate $21.0 million, for the year ended December 31, 2016. Depreciation, depletion and amortization expense decreased primarily due to a smaller operating fleet as part of our effort to reduce costs. Selling and administrative expenses decreased due to reduced headcount, less reliance on outside services and other cost saving efforts during the twelve months ended December 31, 2016.
Nonoperating Results

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Interest expense	$(41.1)	$(30.8)	$(10.3)	(33.4)%
Interest income	0.9	0.9	—	—%
Other income	—	0.3	(0.3)	(100.0)%
Change in fair value of warrants	(0.3)	1.3	(1.6)	*
* Not meaningful
Interest expense increased due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015. Interest income was stable year over year due to a relatively stable balance of cash on hand upon which interest income is earned. In 2016, we recognized expense from the change in fair value of warrants of $0.3 million which is the increase in value of our units traded on the NYSE during 2016 compared to 2015.
Year Ended December 31, 2015 (Successor) Compared to Period of January 1, 2014 through December 31, 2014 (Predecessor)

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase / (Decrease)
	2015	2014	$	%
	(In millions)	(In millions)
Total revenues	$384.7	$322.3	$62.4	19.4%
Net loss	(33.7)	(24.2)	(9.5)	39.3%
Adjusted EBITDA[1]	66.1	36.3	29.8	82.1%
1Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial and Operating Data.
Revenue increased due to the Kemmerer Drop offset by a decrease in the average sale price per ton as is discussed in the Coal and Non-coal Revenues section immediately below. Net loss increased due to the factors of increasing revenue which were more than offset by increases in expenses as is discussed in the Cost of Coal Revenues section below. Adjusted EBITDA increased primarily due to the Kemmerer Drop which added $38.3 million.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Coal and Non-coal Revenues

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase / (Decrease)
	2015	2014	$	%
	(In millions)	(In millions)
Total coal revenues	$375.1	$295.7	$79.4	26.9%
Total non-coal revenues	9.6	26.6	(17.0)	(63.9)%
Coal sales revenue increased due to a 50.6% increase in tons sold which amounted to $149.7 million that was primarily the result of the Kemmerer Drop, partially offset by a $8.27 per ton, or an aggregate $70.3 million, decrease in the average sale price per ton. Non-coal revenues decreased due to other miscellaneous revenue decreasing by $17.7 million due to the receipt of $19.5 million in litigation settlement proceeds from a former customer compensating us for lost profits on coal sales due to a wrongfully terminated coal supply agreement in the predecessor period ended December 31, 2014. The $17.7 million decrease in miscellaneous revenue and $1.8 million decrease in limestone revenue was offset in part by a $1.9 million increase in non-coal services and a $0.6 million increase in oil and gas royalties.
Cost and Expenses

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase / (Decrease)
	2015	2014	$	%
	(In millions)	(In millions)
Cost of coal revenues	$307.0	$258.6	$48.4	18.7%
Depreciation, depletion and amortization	54.5	39.3	15.2	38.7%
Selling and administrative	17.1	20.5	(3.4)	(16.6)%
Cost of coal revenues increased due to an increase of 2.9 million in tons sold which increased cost of coal revenues $131.1 million. This increase was offset by a $9.73 per ton decrease in the cost to produce coal, or an aggregate $82.7 million.
Depreciation expense increased due to the August 1, 2015 Kemmerer Drop. Amortization expense was $6.9 million for the year ended December 31, 2015, a $0.4 million decrease from $7.3 million for the year ended December 31, 2014. The decrease was primarily attributable to changes in the amortization for asset retirement costs based on revisions to cost estimates and useful lives. Depletion expense was $8.3 million for the year ended December 31, 2015, a $3.0 million increase from $5.3 million for the year ended December 31, 2014, which was attributable to an increase in the depletion rate per ton.
Selling and administrative expenses decreased as the result of one-time expenses resulting from the WCC transactions which includes $2.0 million in equity-based compensation expense related to change of control provisions for the Original LTIP (defined as the long term incentive plant originally adopted in 2007 in connection with our formation and subsequently amended and restated in July 2010 in connection with our initial public offering) for the predecessor period ended December 31, 2014 and other cost reduction efforts.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Nonoperating Results

	Westmoreland Resource Partners, LP	Oxford Resource Partners, LP
	(Successor)	(Predecessor)
	Year Ended December 31,	Period from January 1 through December 31,	Increase / (Decrease)
	2015	2014	$	%
	(In millions)	(In millions)
Interest expense	$(30.8)	$(27.8)	$(3.0)	10.8%
Interest income	0.9	—	0.9	100%
Gain on debt extinguishment	—	0.5	(0.5)	(100)%
Other income	0.3	—	0.3	100%
Change in fair value of warrants	1.3	0.8	0.5	62.5%
Net loss attributable to noncontrolling interest	—	1.3	(1.3)	(100)%
Our interest expense increased $3.0 million due to the $120.0 million in additional debt incurred through the Kemmerer Drop on August 1, 2015. Our interest income in 2015 came from an increase in cash on hand. We incurred a $0.5 million gain on debt extinguishment for the predecessor period ended December 31, 2014 related to the forgiveness of a note. We recognized income from the change in fair value of warrants of $1.3 million. The increase is the result of the declining value of our units traded on the NYSE. Net loss attributable to noncontrolling interest relates to the 49% ownership interest in Harrison Resources owned by a subsidiary of Consol Energy through September 30, 2014.
Liquidity and Capital Resources
We had the following liquidity at December 31, 2016 and 2015 :

	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$15.1	$3.7
Revolver	15.0	15.0
Total	$30.1	$18.7
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves and fund capital expenditures, including costs of acquisitions from time to time, servicing of our debt and paying cash distributions to our unitholders when we are in a position to do so. Our primary sources of liquidity to meet these needs are cash generated by our operations and the limited remainder of our initial term loan borrowing under the 2014 Financing Agreement. Also, if we are able to sell the remaining excess Illinois Basin equipment, a large-capacity shovel and several smaller pieces of equipment, our liquidity will be enhanced. Additionally, selling our remaining coal reserves and/or facilities related to our Illinois Basin operations would further enhance our liquidity.
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
Credit Facilities
See Note 13. Long-Term Debt to the consolidated financial statements for a description of our debt facilities. From time to time depending on market conditions and available cash, we intend to strategically repurchase our outstanding debt.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Historical Sources and Uses of Cash
The following table reflects cash flows for the years indicated:

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)(1)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
	(In millions)			(In millions)
Net cash provided by (used in):
Operating activities	$41.1	$32.0	$(1.8)	$24.4
Investing activities	(14.7)	(134.9)	0.1	(8.3)
Financing activities	(15.0)	100.6	7.7	(19.2)
1 See Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash from operations increased $9.1 million to $41.1 million at December 31, 2016 from $32.0 million at December 31, 2015. The $9.1 million increase resulted from a $2.1 million decrease in net loss combined $7.0 million in favorable non-cash operating activity and $6.7 million favorable changes in working capital offset in part by $6.7 million unfavorable change in asset retirement obligation. The $7.0 million favorable change in non-chase operating activity primarily comprised of $10.7 million favorable change in impairment and restructuring charges, $2.7 million favorable change in non-cash interest expense and the amortization of deferred financing fees and $1.8 million in other non-cash charges offset in part by $4.3 million in unfavorable changes in depreciation, depletion and amortization expense and $3.9 million in unfavorable changes in loss on disposal and sale of assets. The $6.7 million favorable change in working capital primarily comprised a $6.1 million favorable change in deferred revenue compounded by a $5.2 million favorable change in accounts payable and accrued expenses, a $4.9 million favorable change in inventory and a $3.8 million favorable change in other assets and accrued liabilities, offset in part by a $11.9 million change in net receivables and a $1.4 million in accrued interest expense.
Cash used in investing activities decreased $120.2 million to $14.7 million at December 31, 2016 from $134.9 million at December 31, 2015. The decrease of $120.2 million was primarily due to $115.0 million in cash from the contribution of Westmoreland Kemmerer LLC in 2015 compounded by $4.1 million favorable change in additions to property, plant, equipment and other, $3.3 million favorable change in advance royalties payments and $0.7 million favorable change in net proceeds from the sales of assets, offset in part by a $2.9 million unfavorable change in restricted investments and bond collateral.
Cash used in financing activities decreased $115.6 million to $15.0 million at December 31, 2016 from cash provided from financing activities of $100.6 million at December 31, 2015. The decrease of $115.6 million was primarily due to $120.9 million in proceeds from borrowing in 2015 primarily related to the Kemmerer Drop, compounded by $3.4 million unfavorable change in cash distributions to unitholders offset in part by $5.1 million favorable change in repayment of long-term debt and $3.6 million favorable change in debt issuance costs and other refinancing costs.
Year Ended December 31, 2015 (Successor) Compared to Period from January 1, 2014 through December 31, 2014 (Predecessor)
Net cash provided by operating activities increased $7.6 million due to a net loss for the year ended December 31, 2015 of $33.7 million, an increase of $9.5 million compared to a net loss for the predecessor period ended December 31, 2014 of $24.2 million. The increase in the net loss was attributable to lower coal sales volumes and cost incurred to execute the Kemmerer Drop. The $9.5 million increase in net loss combined with unfavorable changes in equity-based compensation of $4.1 million and an unfavorable change in working capital of $5.6 million was offset by favorable changes of $15.2 million in depreciation, depletion and amortization, $6.9 million of losses on disposals of assets and $2.7 million of accretion of asset retirement obligations.
Net cash used in investing activities increased $126.6 million which was largely attributable to $115.0 million cash used for the Kemmerer Drop combined with a decrease in cash provided from restricted investments and bond collateral of $4.7 million and an increase in capital expenditures of $115.0 million, offset in part by $2.8 million in proceeds from the sale of assets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Net cash provided by financing activities increased $119.8 million due to net cash used in financing activities attributable to the $120.0 million in additional borrowing related to the Kemmerer Drop.
Period of December 31, 2014 (Successor)
Net cash used in operating activities was $1.8 million for the period of December 31, 2014 which comprised of net loss of $4.4 million that comprised of $2.8 million in restructuring charges and $1.6 million in loss on the extinguishment of debt offset in part by a $1.8 million change in working capital.
Net cash provided by financing activities of $7.7 million for the period of December 31, 2014 resulted from the refinancing of our pre-existing credit facility with a $175.0 million credit facility. Proceeds from the new credit facility were used to retire our then existing first and second lien credit facilities totaling $158.8 million and to pay $8.4 million in fees and expenses related to our new credit facility.
Contractual Obligations

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
	(In millions)
Long-term debt obligations (principal and interest)	$383.3	$28.7	$354.6	$—	$—
Capital lease obligations (principal and interest)	18.8	4.4	9.0	3.8	1.6
Operating lease obligations	4.3	2.2	2.0	0.1	—
Final reclamation costs	97.5	15.2	17.8	9.0	55.5
Fixed-price diesel fuel purchase contracts	10.1	10.1	—	—	—
Management fee[1,2]	17.3	2.2	4.3	4.3	6.5
Other	1.5	1.5	—	—	—
Totals	$532.8	$64.3	$387.7	$17.2	$63.6
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
We have provided a summary of all significant accounting policies in Note 2. Summary Of Significant Accounting Policies to the consolidated financial statements. The most significant policies requiring the use of management estimates and assumptions relate to the collectability of accounts receivable, useful lives of fixed assets, valuation of coal reserves, reserve estimates of coal reserves, evaluations of asset impairment, recoverability of advanced royalties, useful lives of intangible assets, fair value of assets and liabilities under purchase accounting, and estimates of future asset retirement obligations. We believe that these significant policies involve a high degree of judgment and/or complexity.
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and coal processing plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations at the end of mining and are determined for each mine using estimates and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities. See Note 12. Asset Retirement Obligations to the consolidated financial statements for additional information.
Purchase and Pushdown Accounting
WCC's acquisition of our GP was accounted for using the acquisition method under ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Per ASC 805-50-25-4 (effective November 18, 2014), we, as an acquiree of WCC through our GP, have the option to apply pushdown accounting in our consolidated financial statements when an acquirer (WCC) obtained control of us. We have chosen to adopt pushdown accounting and will reflect purchase accounting adjustments in our consolidated financial statement.
Recent Accounting Pronouncements
See Note 2. Summary Of Significant Accounting Policies to the consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety, performance, and road bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these arrangements. Federal and state laws require us to secure certain long-term obligations, such as ARO, and contractual performance. Historically, we secured these obligations with surety bonds supported by letters of credit. See Note 21. Commitments And Contingencies to the consolidated financial statements for details on surety and performance bonds.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We believe our principal market risks are commodity price risks and interest rate risks.
Commodity Price Risks
We manage our commodity price risks for coal sales through the use of supply contracts and the use of forward-purchase contracts. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward-purchase contracts to manage the exposure related to this volatility. Additionally, our expected diesel fuel needs are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, allowing for changes in the price per coal ton sold when changes in diesel fuel pricing occur. Price changes typically lag the changes in diesel fuel costs by one quarter and are recorded in coal sales. Based on forecasted diesel fuel gallons to be used in 2017 and price protected diesel fuel gallons at December 31, 2016, a hypothetical increase of $0.30 per gallon for diesel fuel would decrease 2017 net income by $1.4 million.
For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increases from time-to-time in operating costs of mining equipment, diesel fuel and other supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives. At December 31, 2016, we had fuel supply contracts outstanding with a minimum purchase requirement of 5.4 million gallons of diesel for 2017. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risks

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

For the balance of our indebtedness that is not subject to the interest rate swap arrangements, we have exposure to changes in interest rates on our indebtedness associated with our 2014 Financing Agreement (Term Loan). At December 31, 2016, the weighted average cash interest rate on our debt under the 2014 Financing Agreement was 9.25%. Based on our borrowings at the end of 2016, a hypothetical 100 basis point increase in short-term interest rates would result, over the subsequent twelve-month period, in reduced net income of approximately $3.8 million.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-48 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2016, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in their 2013 Internal Control-Integrated Framework. Based upon management’s evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 9B. Other Information
None.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Partnership Management
We are managed and operated by the directors and executive officers of our general partner, Westmoreland Resources GP, LLC. As of December 31, 2016, WCC owned 93.91% of our limited partner interests on a fully diluted basis, 100% of the membership interests in our general partner and our incentive distribution rights. Our general partner was not elected and is not subject to election in the future by our unitholders. Our general partner has a Board of Directors (the "Board"), and our unitholders are not entitled to elect the directors or participate in our management or operations. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
For the majority of 2016, our general partner’s Board of Directors had eight directors, four of whom are "independent" as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of its general partner or to establish a compensation or nominating committee. However, our general partner is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Our general partner’s Board of Directors has affirmatively determined that Robert T. Clutterbuck, Keith D. Horton, Kurt D. Kost and Gerald A. Tywoniuk are independent as described in the rules of the NYSE and the Exchange Act. Effective December 15, 2016, Jason W. Veenstra resigned from the Board and he was not replaced. Mr. Veenstra was an employee director that was not paid for his service on the Board.
In this report, we provide executive compensation information on our general partner’s principal executive officer, current and former principal financial officer, and our next three most highly paid executive officers, for the fiscal year 2016, based on total compensation determined under Item 402 of Regulation S-K. We refer to these officers in this report as our “named executive officers.” All of our general partner’s named executive officers are employed by WCC. Our general partner’s executive officers allocate their time between managing our business and affairs and those of WCC. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business. However, certain of these executive officers devoted a majority of their professional time to WCC during 2016. Our named executive officers participate in the employee benefit plans and compensation arrangements of WCC, and the compensation committee of WCC’s Board of Directors sets the components of their compensation, including salary, annual incentive and long-term incentive plans. We have no control over this compensation determination process. Please refer to WCC’s Proxy Statement for its 2017 Annual Meeting of Shareholders (the "WCC Proxy Statement") for further information on the compensation of certain of our named executive officers during 2016.
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
Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC under the Services Agreement. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our general partner for executive officers and other employees who devote less than a majority of their time to us. Each year, our general partner determines the aggregate amount, including the annual fixed fee, to be reimbursed to WCC, by us, taking into account the totality of services performed for our benefit by the executive officers during the calendar year. The amounts reimbursed to WCC are not calculated with regard to an executive officer's time spent on our business matters versus those of WCC. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2016, WCC allocated $71.2

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

million of expenses in the aggregate for the services they provided to us, of which $2.2 million is attributable to the annual fixed fee consisting of $0.8 million for executive services and $1.4 million for corporate and other costs described above. See Item 13 - Certain Relationships and Related Transactions, and Director Independence for further discussion of our relationships and transactions with WCC and its affiliates.
Directors and Executive Officers
Directors of our general partner, which we refer to as our Board, are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. All of the directors of our general partner were appointed to the Board on January 6, 2015. The executive officers of our general partner serve at the discretion of the Board. The following table shows certain information for the directors and executive officers of our general partner from January 1, 2016 to December 31, 2016.

Name	Age	Position
Kevin A. Paprzycki	46	Chairman of the Board, President, Chief Executive Officer and Director
Nathan M. Troup[1]	39	Interim Chief Financial Officer
Jennifer S. Grafton	40	Chief Legal Officer and Director
Gregory J. Honish	60	Senior Vice President, Operations
Michael J. Meyer	40	Chief Accounting Officer and Corporate Controller
Robert T. Clutterbuck	66	Director
Keith D. Horton	63	Director
Kurt D. Kost	60	Director
Gerald A. Tywoniuk	55	Director
Charles C. Ungurean	67	Director
Jason W. Veenstra[2]	38	Former Director, Chief Financial Officer and Treasurer
1 Mr. Troup was appointed Interim Chief Financial Officer on November 15, 2016.
2 Mr. Veenstra resigned from his positions effective December 15, 2016.
Kevin A. Paprzycki, was elected and has served as a member of our Board since January 6, 2015, and he has served as Chief Executive Officer and President of our general partner since December 1, 2015. He was previously appointed Chief Financial Officer and Treasurer of our general partner in December 2014, and held the Treasurer title until July 2015. Mr. Paprzycki joined WCC as Controller and Principal Accounting Officer in June 2006 and was named Chief Financial Officer in April 2008, and then Treasurer in June 2010. Prior to WCC, Mr. Paprzycki was Corporate Controller at Applied Films Corporation from 2005 to 2006. Mr. Paprzycki became a certified public accountant in 1994 and a certified financial manager and certified management accountant in 2004. His experience at WCC with the coal industry and as Chief Financial Officer provide him with the necessary skills to be a member of the Board. Mr. Paprzycki earned his B.S. in Accountancy from Case Western Reserve University and his M.B.A. from the University of Utah.
Nathan M. Troup, was appointed Interim Chief Financial officer of our general parter on November 15, 2016. Mr. Troup has been the Chief Accounting Officer and Corporate Controller at WCC since June 9, 2015. Mr. Troup has 16 years of experience in public company accounting and auditing. From July 2011 to June 2015, Mr. Troup served as the Chief Accounting Officer and Controller, as well as various other positions, with DigitalGlobe, Inc., a leading provider of geospatial information products and services sourced from its own advanced satellite constellation. From August 2010 to June 2011, Mr. Troup was a Senior Manager with The Siegfried Group, LLP, which is a professional services firm that provides outsourced accounting and finance support to Fortune 1000 clients. From 2001 to July 2010, Mr. Troup worked as an auditor for Ernst and Young, LLP. Mr. Troup is a Certified Public Accountant and holds a Master of Accounting and a Bachelor of Science in Accountancy from the University of Missouri, Columbia.
Jennifer S. Grafton has served as Chief Legal Officer of our general partner since January 1, 2015, and Secretary from January 1 until February 18, 2015. She was elected and has served as a member of the Board since January 6, 2015. Ms. Grafton joined WCC as Associate General Counsel in December 2008. She was named General Counsel and Secretary in February 2011 and was promoted to Senior Vice President, Chief Administrative Officer and Secretary in November 2014. Prior to WCC, Ms. Grafton worked in the corporate group of various Denver-based and national law firms focusing her practice on securities and corporate governance. She is a member of the Colorado bar. Ms. Grafton’s experience at WCC with the coal industry as Associate General Counsel, General Counsel and then Senior Vice President and Chief Administrative Officer provide her with the necessary skills to be a member of the Board. Ms. Grafton graduated from the University of Michigan Ross School of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Business with her M.B.A. with High Distinction, graduated from the University of Denver Sturm College of Law with her J.D., Order of St. Ives, and received her B.S. from the University of Puget Sound.
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
Kurt D. Kost was elected and has served as a member of the Board since January 6, 2015. He has over 35 years experience in the mining industry. Mr. Kost’s expertise includes coal operations and engineering; safety and process management related to operational and maintenance improvements; deploying technology in practical field applications; post-merger organization design and implementation; and executive management and leadership. From September of 2013 until May of 2014 he was a Senior Vice President with Norwest Corporation and from 2009 until 2012 was President of Alpha Natural Resources. Mr. Kost’s extensive experience in the coal industry provide him with the necessary skills to be a member of the Board and a member of the audit committee of our general partner. With respect to the audit committee, Mr. Kost was designated as financially literate in accordance with NYSE listing standards based on his education and experience. Mr. Kost earned a bachelor’s degree in Mining Engineering from South Dakota School of Mines and Technology and in 2004 completed Harvard Business School’s Advanced Management Program.
Gerald A. Tywoniuk has served as a member of the Board since January 2009. He also serves as a director and audit committee chairperson of the general partner of American Midstream Partners, LP, as well as a director and audit committee member of the general partner of Landmark Infrastructure Partners LP. In addition to his board of director roles, Mr. Tywoniuk has provided various interim and project Chief Financial Officer services since May 2010. From June 2008 until August 2013, he held various management and finance roles, including Plan Representative, acting Chief Executive Officer, and Chief Financial Officer of Pacific Energy Resources Ltd., an oil production company. Mr. Tywoniuk joined that company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and by August 2013 the company completed its liquidation. Mr. Tywoniuk previously served as Chief Financial Officer of Pacific Energy Partners, LP, an oil and refined products pipeline and storage partnership from 2002 to 2006, and MarkWest Energy Partners, L.P. and its predecessor, principally a natural gas and liquids midstream services partnership, from 1997 to 2002. He has over 34 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and 4 years as Vice President/Controller of a fourth public company. Mr. Tywoniuk’s extensive accounting, financial and executive management

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

experience, as well as his in-depth knowledge of the mining industry generally and our partnership in particular, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the Board of Directors and a member and chairman of the audit committee of our general partner. With respect to the audit committee, Mr. Tywoniuk was designated as an audit committee financial expert and financially literate in accordance with NYSE listing standards based on his education and experience. He earned a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant.
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
Michael J. Meyer was appointed Chief Accounting Officer in February of 2015 and has served as Controller of our general partner since October 2012. Prior to joining Westmoreland GP, he was an Internal Audit Manager with L Brand, a specialty retailer, from May 2010 through October 2012. Mr. Meyer has over 11-years of public accounting experience and has focused on global consumer industrial clients. Prior to May 2010, Mr. Meyer was an Audit Senior Manager with KPMG LLP. He earned a B.B.A. with a double major in accounting and finance from the Carl H. Lindner College of Business at the University of Cincinnati in June of 1999 and became a certified public accountant in March 2002.
Jason W. Veenstra resigned from the Board and his positions as Chief Financial Officer and Treasurer effective December 15, 2016. He was Treasurer of our general partner from July 27, 2015, until he was appointed Chief Financial Officer, Treasurer and Director of our general partner on December 1, 2015. Mr. Veenstra was also appointed Chief Financial Officer at WCC on December 1, 2015, where he had previously held the role of CFO - Canada from April 2014. Previously Mr. Veenstra had held various roles at Sherritt International from 2006 until 2014, including serving as director of business development and Chief Financial Officer for the coal division. Mr. Veenstra received a bachelor of Commerce degree in Accounting from the University of Alberta and articled at Ernst & Young LLP to complete his Chartered Accountant designation.
Corporate Governance
The Board has adopted corporate governance guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our officers, directors and employees, as applicable. The corporate governance guidelines, the code of business conduct and ethics, the charters of our audit and executive committees and our lead independent director charter are available on our website at www.westmorelandMLP.com and in print without charge to any unitholder who requests any of them. A unitholder may make such a request in writing by mailing such request to Investor Relations, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112, or by emailing such request to Investor Relations at ir@westmoreland.com. Amendments to, or waivers from, the code of business conduct and ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the code of business conduct and ethics may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Board Meetings; Committees of the Board of Directors
Our Board has audit, executive and conflicts committees. Our Board dissolved our compensation committee as of February 24, 2016. However, the full Board approves equity grants when necessary. No grants of Partnership equity were awarded to executive officers during 2016. The Board held ten meetings in fiscal year 2016. Each director who served during fiscal year 2016 attended at least 90 percent of the meetings of the Board and 90 percent of the meetings of the committees on which he or she served during the periods that he or she served.
Audit Committee Report and Independence
The Board has established an audit committee (the “Audit Committee”) that complies with NYSE requirements and Section 3(a)(58)(A) of the Exchange Act. Our general partner is required to have at least three independent directors serving on

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
Meeting of Non-Management Directors and Communications with Directors
At least quarterly, all of the independent directors of our general partner meet in an executive session without management participation or participation by non-independent directors. Mr. Gerald A. Tywoniuk, as chairman of the Audit Committee, presides over these executive sessions.
The Board of Directors of our general partner welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the Board of Directors, including any individual director, by contacting the Secretary of our general partner at www.westmorelandMLP.com/investors/investor-relations-contact-form/ or at the following address: Name of the Director(s), c/o Secretary, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Board and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

written representations that no other reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our general partner under Section 16(a) were satisfied during the year ended December 31, 2016, other than a late Form 4 filing by WCC filed on December 8, 2016.
Item 11.     Executive Compensation
On December 31, 2014, our general partner was acquired by WCC. All of our named executive officers are employed by WCC. Accordingly, required compensation disclosures for those of our named executive officers who are executive officers of WCC will be contained in the WCC Proxy Statement. These include, but are not limited to, disclosure regarding: Grants of Plan Based Awards, Outstanding Equity Awards at Fiscal Year End, Option Exercises and Stock Vested for those named executive officers. Mr. Honish is the only named executive officer that was compensated for services to the Partnership as a named executive officer prior to our general partner's acquisition by WCC. As such, there are no compensation disclosures in the Summary Compensation Table below with respect to our named executive officers, other than Mr. Honish, for periods prior to fiscal year 2015.
Compensation Discussion and Analysis
We are managed by the executive officers of our general partner who are employed by WCC and participate in the employee benefit plans and compensation arrangements of WCC. Four of our named executive officers, Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton, were also executive officers of WCC for all or some of 2016. The board of directors does not have a compensation committee. For fiscal year 2016, all of our named executive officers were compensated directly by WCC pursuant to the Services Agreement. All decisions as to the compensation of our named executive officers are made by the compensation committee of WCC. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner, we make no decisions relating to such compensation and we have no control over determining such compensation. Other than any awards that may be granted in the future under our Original LTIP or New LTIP, the compensation of our general partner’s executive officers currently is, and in the future will be, set by WCC. The executive officers of our general partner will continue to participate in WCC’s employee benefit plans and arrangements, including any WCC plans that may be established in the future.
Pursuant to the terms of our Services Agreement, we reimburse WCC for a portion of WCC's compensation expense related to our general partner’s executive officers (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). See “Item 13, Certain Relationships and Related Transactions, and Director Independence - Services Agreement” for information regarding the Services Agreement and allocation of expenses between the entities that share the services of these executives. Currently, none of the executive officers of our general partner has an employment agreement with us or is otherwise specifically or directly compensated by us for his service as an executive officer of our general partner.
A full discussion of the policies and programs of the Compensation Committee of WCC will be set forth in the WCC Proxy Statement which will be available upon its filing on the SEC’s website at www.sec.gov and on WCC’s website at www.westmoreland.com at the “Investors - SEC Filings” tab. The WCC Proxy Statement also will be available upon request, free of charge, from the Corporate Secretary of our general partner.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Summary Compensation Table
The following table sets forth certain information with respect to WCC's compensation of our named executive officers, consisting of our principal executive officer, our interim chief financial officer who currently serves as our principal financial officer, our former principal financial officer who served during a portion of fiscal year 2016, and our three other most highly compensated executive officers. The table summarizes the compensation attributable to services performed by our named executive officers who are not also named executive officers of WCC during fiscal year 2016, all of which compensation was determined and paid by WCC. Information for 2014 has been included for Mr. Honish due to his status as a named executive officer of our predecessor, Oxford Resource Partners, LP, in 2014, during which time his compensation was determined by our compensation committee. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015. Further information regarding the compensation of Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton, the named executive officers who were also named executive officers of WCC for all or a portion of 2016, will be set out in the WCC Proxy Statement. Compensation amounts set forth in the WCC Proxy Statement will include all compensation paid by WCC, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position[1]	Fiscal Year	Salary ($)	Bonus ($)[2]	Stock Awards ($)[3]	Option Awards[4]	Non-equity Incentive Plan Compensation[2]	Change in Pension Value[5]	All Other Compensation ($)[6]	Total ($)
Kevin A. Paprzycki President and Chief Executive Officer	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Nathan M. Troup Interim Chief Financial Officer	2016	—	—	—	—	—	—	—	—
Jennifer S. Grafton Chief Legal Officer	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Michael J. Meyer Chief Accounting Officer and Corporate Controller	2016	161,754	—	18,866	—	34,733	—	11,600	226,953
	2015	147,266	—	26,925	—	30,091	—	9,717	213,999
Gregory J. Honish	2016	200,710	—	47,164	—	50,451	—	15,900	314,225
Senior Vice President, Operations	2015	220,500	220,500	—	—	—	—	5,948	446,948
	2014	221,146	426,650	—	—	—	—	283	648,079
Jason W. Veenstra Chief Financial Officer and Treasurer	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
1 Messrs. Paprzycki, Veenstra and Troup, and Ms. Grafton, split their professional time in 2016 between WCC and us, and all compensation paid to them is determined by WCC. In accordance with SEC rules, a portion of the total compensation paid by WCC to these named executive officers is allocated to the services performed for us, based on an estimate of the portion of each named executive officer's compensation which was reimbursed by us to WCC pursuant to the terms of the Services Agreement. During fiscal year 2016, the applicable allocation for Mr. Paprzycki was 40%, Ms. Grafton was 30% and Mr. Veenstra was 30%. Mr. Veenstra resigned from his position as our General Partner’s Chief Financial Officer on December 15, 2016, and was replaced on an interim basis by Mr. Troup. As such, on December 15, 2016, Mr. Veenstra's allocation ceased and Mr. Troup's allocation became 30%. The total compensation paid by WCC to Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton, in 2016, as well as a discussion of how their compensation was determined, is disclosed in the WCC Proxy Statement. Messrs. Meyer and Honish were also employees of WCC and their compensation was determined by WCC. However, under the Services Agreement, since Messrs. Meyer and Honish each devoted substantially all of his professional time in 2016 providing services to the Partnership, the costs of their employment have been passed on to us. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015. For the fiscal year 2014, prior to the acquisition of the general partner by WCC, Mr. Honish's compensation was wholly determined and calculated by the compensation committee of our predecessor at that time.
2 In 2014, Mr. Honish received a $140,000 retention bonus paid during 2014 prior to the acquisition of our general partner by WCC. Mr. Honish's employment agreement for 2015 included a cash bonus of 100% of salary, which was awarded to him for his performance in 2015. For 2016, Messrs. Honish and Meyer were part of WCC's annual incentive plan for non-equity incentive compensation ("AIP"), which was determined solely by WCC, and is more thoroughly described in the WCC Proxy Statement. Mr. Honish was awarded an AIP bonus of $50,451 and Mr. Meyer was awarded an AIP bonus of $34,733. Mr. Honish's AIP bonus paid out at 84% of target based on achieving 78% of financial performance for Partnership mines in Ohio, 76% safety performance for Partnership mines in Ohio, and an individual performance of 100%. Mr. Meyer's AIP bonus paid out at 107% of target based on achieving 135% of financial performance on a Westmoreland global consolidated financial basis, 100% safety performance on a Westmoreland global consolidated safety basis, and an individual performance of 100%.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

3 No Partnership equity was awarded to the named executive officers for 2016. Messrs. Honish and Meyer's 2016 stock grant was determined solely by WCC and granted solely in WCC equity. Mr. Meyer's grants consisted of 900 time-based restricted stock units ("RSU") representing common stock vesting annually in thirds and 1,500 performance-based RSUs that vest in their entirety after three years upon attainment of previously determined performance goals. Mr. Honish's grants consisted of 2,250 time-based RSU representing common stock vesting annually in thirds and 3,750 performance-based RSUs that vest in their entirety after three years upon attainment of previously determined performance goals. The amounts shown represent the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Please refer to the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables in the WCC Proxy Statement for further details regarding equity held by Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton. The following tables describe Messrs. Honish and Meyer's long-term incentive awards wholly determined by WCC and granted in WCC RSUs during 2015 and 2016.
4 No Partnership stock options were awarded during 2016 and each of Messrs. Meyer and Honish have no outstanding options in Partnership or WCC equity. For Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton, the number and value of outstanding WCC equity awards (including unexercised stock options) at year-end is reported in the WCC Proxy Statement.
5 Neither the Partnership nor WCC actively maintains a pension plan, nor a non-qualified deferred compensation plan, for executives. Effective July 1, 2009, WCC froze its pension plan for non-union employees, including named executive officers, resulting in no future benefits accruing under these plans. Please refer to the "Pension Benefits Upon Retirement, Termination, Disability or Death" table in the WCC Proxy Statement for further details on current pension balances for Messrs. Paprzycki and Ms. Grafton.
6 For named executive officers, the 2016 amounts shown include a matching contribution by WCC under its 401(k) plan, which matched 6% of the executives salary in cash contributions, until September 30, 2016, when WCC began matching contributions at a 4% rate, up to the maximum amount allowed under the Internal Revenue Code of 1986, as amended (the "Code"), and is more thoroughly described in the WCC Proxy Statement.
Outstanding Equity Awards
The following tables describe Messrs. Honish and Meyer's long-term incentive awards wholly determined by WCC and granted in WCC equity during 2015 and 2016. Please refer to the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables in the WCC Proxy Statement for further details regarding equity held by Messrs. Paprzycki, Troup and Veenstra, and Ms. Grafton. None of the named executive officers of our general partner participate in any non-qualified deferred compensation plans.
2016 Grants of Plan-Based Awards

			Estimated Future Payouts Under Performance- Based Equity Incentive Plan Awards[1]
Name	Grant Date	Approval Date by Board	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards (#)[1]	Grant Date Fair Value of Stock Awards($)[1]
Gregory J. Honish	5/18/2016	2/26/2016	1,875	3,750	5,625	2,250	$47,164
Michael M. Meyer	5/18/2016	2/26/2016	750	1,500	2,250	900	$18,866
1 The awards granted in WCC common equity to the WMLP named executive officers on May 18, 2016, consisted of time-based restricted stock units with a three-year vesting period, performance-based restricted stock units with a three-year cliff vest and time-based cash units with a three year vesting period. Amounts in this column represent the aggregate grant date fair value of the equity awarded calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Share-Based Payment. Participants in the WCC long term incentive program also received new time-based Cash Unit Award grants, in lieu of an equal amount of time-based equity grants thereby reducing the amount of time-based restricted stock units received by participants, which are paid out in cash but linked to WCC's stock price on the vesting date.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

2016 Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Units that have not vested (#)[1]	Market value of units that have not vested as of 12/31/16[2]	Unearned units that have not vested (#)[3]	Market value of unearned units that have not vested as of 12/31/16[2]
Gregory J. Honish				2,250	$39,758
						3,750	$66,263
Michael M. Meyer				900	15,903
				338	5,972
						1,500	26,505
						505	8,923
1 Awards in this column consist of WCC equity time-based restricted stock units with a grant dates of April 1, 2015 and May 18, 2016. Awards of the time-based restricted stock units vest in thirds over a three-year period, each time on April 1st. To the extent vested in the last year, these shares are reflected in the “Options Exercised and Stock Vested in 2016” table below.
2 The market value of the awards of the WCC equity restricted stock units that have not yet vested was determined by multiplying the closing price of a share of WCC common stock on December 31, 2016 ($17.67) by the number of shares.
3 Awards in this column consist of performance-based restricted stock units with a grant date of April 1, 2015 and May 18, 2016. These awards pay out at threshold, target and maximum performance goals, wholly determined by the compensation and benefits committee of WCC, depending on the achievement of a multi-indexed total stockholder return metric in 2015; and a combination multi-indexed total stockholder return metric and free cash flow metric in 2016. Contingent on achievement of the performance goal during the three year performance period, these awards will cliff vest on April 1, 2018, and April 1, 2019. If threshold performance is not achieved, all awards will forfeit. In 2016, previous performance-based awards paid out at the maximum so the number of shares shown in this column also shows payout at maximum levels.
Options Exercised and Stock Vested in 20162

Name	Shares Acquired on Vesting (#)	Stock Value Realized on Vesting[1]
Gregory J. Honish	—	$—
Michael M. Meyer	169	1,205
1 The market value of the WCC common stock awards was determined by multiplying the actual vesting date market value at close on April 6, 2016, which was $7.13.
2 No WMLP named executive officers exercised any Partnership or WCC equity options during fiscal year 2016.
Long-Term Incentive Plan
In October 2016, by consent of our majority unitholder, we adopted the Westmoreland Resources, LP, Long Term Incentive Plan (the "New LTIP"). The New LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs ((1)-(9) collectively, "New LTIP Awards"). Our previous long term incentive plan was originally adopted in 2007 in connection with our formation and subsequently amended and restated in July 2010 in connection with our initial public offering (the "Original LTIP" or, collectively with the New LTIP, the "LTI Plans"). The Original LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs ((1)-(9) collectively with the New LTIP Awards, "Awards"). The LTI Plans provide for flexibility in determining the compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the Original LTIP as of December 31, 2016 were annual grants of phantom units to our non-employee directors of our general partner, no equity has been issued under the New LTIP. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

The LTI Plans are administered by the Board, or an alternative committee appointed by the Board, which we refer to together as the “committee” for purposes of this summary. The committee has the power to determine to whom and when awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTI Plans and execute all other responsibilities permitted or required under the LTI Plans. The maximum aggregate number of common units that may be issued pursuant to the Original LTIP is 233,840 common units and pursuant to the New LTIP is 500,000, in each case subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, in each case as provided under the LTI Plans.
If a common unit subject to any Award is not issued or transferred, or ceases to be issuable or transferable for any reason, including (but not exclusively) because units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an Award or because an Award is forfeited, terminated, expires unexercised, is settled in cash in lieu of common units, or is otherwise terminated without a delivery of units, those common units will again be available for issue, transfer, or exercise pursuant to Awards under the LTI Plans, to the extent allowable by law. Common units to be delivered pursuant to awards under our LTI Plans may be common units acquired by our general partner in the open market, from any other person, directly from us, or any combination of the foregoing.
WCC Compensatory Plans, Agreements, and Programs
Retirement Benefits
WCC does not maintain any tax-qualified defined benefit pension plan for executives or supplemental executive retirement plan. However, our named executive officers have the opportunity to participate in the WCC and Subsidiaries Employees’ Savings Plan (the “WCC 401(k) Plan”), a tax qualified defined contribution plan designed primarily to help participating employees accumulate funds for retirement. Our named executive officers may make elective contributions, and WCC made matching contributions equal to 100 percent of employee contributions up to 6 percent of eligible compensation through September 30, 2016, and up to 4 percent of eligible compensation thereafter. All named executive officers are eligible to receive these contributions.
Severance and Change in Control Benefits
WCC eliminated its formal severance policy in December 2016 and, as such, our named executive officers are not automatically eligible for severance benefits upon discontinued employment. We have no executives working under employment contracts. WCC's AIP provides that program participants are only entitled to payment of incentive payouts if they are employed on the date of payment, which typically occurs in April of the following year, although this requirement is deemed fulfilled upon death or disability. All incentive payouts are forfeited in the event a named executive officer leaves employment for any reason, unless expressly agreed to by WCC's compensation and benefits committee. Upon death or disability, the performance-based restricted stock units are earned on a pro-rata basis based on the date of death or disability. The recipient's earned pro-rata share will not vest until the normal vesting date for the award, occurring on April 1st of the third anniversary of the grant date, and the final determination of the amount of the award contingent on the final performance determination of the performance metric. WMLP named executive officers do not receive additional benefits in the event of a retirement.
For further discussion on potential payments owed to Messrs. Paprzycki and Troup, and Ms. Grafton, upon separation from WCC, please see the "Potential Payments upon Termination or Change in Control" section of the WCC Proxy Statement.
Other WCC Benefits
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
For additional detailed information regarding the compensatory plans, agreements and programs of WCC in which our named executive officers participate, we encourage you to read the WCC Proxy Statement.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Compensation Committee Interlocks and Insider Participation
Robert T. Clutterbuck, Jennifer S. Grafton and Kevin A. Paprzycki served as the members of the Compensation Committee through February 24, 2016. Mr. Clutterbuck served as the chairman of the Compensation Committee. The Board of our general partner dissolved the Compensation Committee on February 24, 2016, as all of the Partnership's executives are employed by WCC and all executive compensation decisions are made by the board of WCC.
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
Board Report on Compensation
We have reviewed and discussed with management certain compensation discussion and analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2016 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934, or this Annual Report on Form 10-K. Based on that review and discussion, we recommend to the Board that the compensation discussion and analysis provisions be included in this Annual Report on Form 10-K.
Kevin A. Paprzycki
Jennifer S. Grafton
Charles C. Ungurean
Gerald A. Tywoniuk
Kurt D. Kost
Keith D. Horton
Robert T. Clutterbuck
Compensation of Directors
Our general partner’s non-employee directors were compensated for their service as directors under our general partner’s Outside Director Compensation Plan reviewed and approved by the Board on March 3, 2017, to be effective as of January 1, 2017. Our non-employee directors for purposes of the plan were directors that (i) were not an officer or employee of our general partner or any of its subsidiaries or affiliates, (ii) were not affiliated with or related to any party that receives compensation from our general partner or any of its subsidiaries and affiliates, and (iii) had not entered into an arrangement with our general partner or any of its subsidiaries and affiliates to receive compensation from any such entity other than in respect of his services as a member of the Board of Directors. Our Outside Director Compensation Plan is designed to attract experienced and highly qualified individuals. The plan combines cash payments appropriate for their commitment and contributions to us and our unitholders, and equity awards to align the interests of the outside directors and unitholders. In addition, in 2016 our general partner’s outside directors were reimbursed for their travel and direct costs associated with membership on the Board. Each outside director covered by the plan received an annual compensation package consisting of the following:

•	a cash retainer of $60,000;

•	an annual unit grant having a value of $50,000; and

•	an Audit Committee chair retainer of $10,000 and an Audit Committee member retainer of $5,000.
Director Compensation Table for 2016
The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2016, as described above.  Each of our non-employee directors were granted phantom unit equity awards on March 2, 2016.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Name	Fees[1]	Unit Awards[2]	Total
Robert T. Clutterbuck	$65,000	$50,004	$115,004
Keith D. Horton	65,000	$50,004	115,004
Kurt D. Kost	65,000	$50,004	115,004
Gerald A. Tywoniuk	75,000	$50,004	125,004
Charles C. Ungurean	60,000	$50,004	110,004
1 The amounts in this column represent the fees paid to the directors in 2016. All of the fees were paid in cash.
2 The amounts in this column represent the value of unit awards made to directors under our Original LTIP in 2016. For each of the directors, 12,756 units were granted on March 2, 2016, and vested on March 2, 2017, and the units' market value is based on the average closing price of $3.92 per unit at the grant date.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information regarding the beneficial ownership of units as of March 10, 2017 (the “Ownership Reference Date”) by:

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
The percentage of units beneficially owned is based on a total of 1,284,840 common units, 16,215,029 Series A Units and 4,512,500 Series B Units outstanding as of the Ownership Reference Date.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Units Beneficially Owned	Series B Convertible Units Beneficially Owned	Percent of Total Common Units, Series A and Series B Convertible Units
WCC[1,2]	—	—%	16,215,029	4,512,500	94.2%
Kevin A. Paprzycki[1]	—	—%	—	—	—%
Jennifer S. Grafton[1]	—	—%	—	—	—%
Jason W. Veenstra[1]	—	—%	—	—	—%
Robert T. Clutterbuck[3]	25,987	*	—	—	*
Keith D. Horton[4]	18,642	*	—	—	*
Kurt D. Kost[1]	15,449	*	—	—	*
Gerald A. Tywoniuk[5]	24,082	*	—	—	*
Charles C. Ungurean[6]	80,429	*	—	—	*
Gregory J. Honish[1]	14,962	*	—	—	*
Michael J. Meyer[1]	1,816	*	—	—	*
Nathan M. Troup[1]	—	—%	—	—	—%
All directors and executive officers as a group (consisting of 11 persons)	181,367	14.1%	—	—	*
*An asterisk indicates that the person or entity owns less than one percent.
1 The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

2 WCC is the beneficial owner of 35,291 GP unit limited partner interests through its control of our general partner, which we do not include in the calculation of WCC's common unit beneficial ownership, and 55,519 limited partner interests through its ownership of certain common unit warrant rights. WCC owns 100% of the Series A Convertible units, which are convertible to Common Units on a one-for-one basis at the earlier of WMLP declaring a dividend of $0.22 per unit or a change of control. WCC owns 100% of the Series B Convertible Units, which are convertible into Common Units on a one-for-one basis, (i) at the option of the holder, the day after the record date for a cash distribution on the Common Units in which WMLP is unable to make such a distribution without exceeding its restricted payment basket under either of its Financing Agreement or its Revolving Credit Facility, or upon (ii) a change of control, liquidation event or dissolution of the WMLP.
3 All of these common units are owned by a trust established and trusteed by Mr. Clutterbuck. Mr. Clutterbuck disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein.The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112.
4 All of these common units are owned by a trust established and trusteed by Mr. Horton and his wife. Mr. Horton disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein. The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112.
5 All of these common units are owned by a trust established and trusteed by Mr. Tywoniuk. Mr. Tywoniuk disclaims beneficial ownership of the units held by such trust, except to the extent of any pecuniary interest therein. The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112.
6 The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112. A total of 30,074 of these common units are owned by C&T Coal, Inc. Mr. Ungurean, as a shareholder of C&T Coal, Inc., shares voting and investment power with respect to the common units owned by C&T Coal, Inc. Mr. Ungurean disclaims beneficial ownership of the units, except to the extent of any pecuniary interest therein.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information concerning common units that may be issued under our LTI Plans. Our Original LTIP was adopted in connection with the Partnership's initial public offering and amended on or about February 27, 2014, as the result of a Schedule 14C filed with the SEC February 4, 2014. Our LTIP allows for awards of options, phantom units, restricted units, unit awards, other unit awards and unit appreciation rights. It currently permits the grant of awards covering an aggregate of 233,840 units. In October 2016, by consent of our majority unitholder, we adopted the New LTIP that permits the grant of awards covering the aggregate of an additional 500,000 units pursuant to a Schedule 14C filed with the SEC October 24, 2016. Our LTI Plans are administered by the Board of our general partner.
The Board of our general partner in its discretion may terminate, suspend or discontinue our LTI Plans at any time with respect to any award that has not yet been granted. The Board of our general partner also has the right to alter or amend our LTI Plans or any part of either of our LTI Plans from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
The following table summarizes the number of securities that remained available for future issuance under our LTI Plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities That Remained Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	—	$—	503,360
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	503,360
1 Our Original LTIP was approved by our partners (general and limited) prior to our initial public offering, and amended in February of 2014. Our New LTIP was approved by our partners (general and limited) by consent of our majority unitholder in October of 2016. As of December 31, 2016, our LTI Plans permit the grant of awards covering an aggregate of 503,360 units, inclusive of prior award grants, which grants did not require approval by our limited partners.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 13. Certain Relationships and Related Transactions, and Director Independence
At March 10, 2017, WCC owns 100% of our GP and, as of the date of this filing, 93.72% of our limited partner interests on a fully diluted basis. As such, WCC also appoints all of the directors of our general partner.
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

Ongoing Operations Stage
Distributions of available cash to our general partner and its affiliates
We will make cash distributions 99.8% to the unitholders, including WCC as an affiliate of our general partner as the holder of an aggregate of 15,933,343 Series A units and 0.16% to our general partner at December 31, 2016. Our Series A units, created in 2015, allow our Board to pay distributions on these units in the form of Series A PIK units at its discretion. In October of 2016, WCC exchanged all of its 4,512,500 Common Units for the same number of Series B Units, which do not have rights to cash distributions. If distributions exceed the minimum quarterly distribution and the first target distribution level, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, as of December 31, 2016, our general partner and its affiliate WCC would receive an annual distribution of approximately $18,817 on the 0.16% general partner interest and approximately $8,495,658 on the Series A units, if such Series A unit distributions are paid in cash dividends.

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
Relationship with WCC
WCC owns 100% of our sole general partner, Westmoreland Resources GP, LLC, and appoints the members of our Board of Directors and Audit and Conflicts Committees. In addition to the 0.16% general partner interest in us, our general partner owns the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48% of the cash we distribute in excess of $0.2000 per quarter. As of the time of this filing, WCC also owns 94.17% of our outstanding beneficial equity interests.
Services Agreement
Effective January 1, 2015, we entered into an administrative and operational services agreement ("Services Agreement") with our general partner. We amended the Services Agreement on October 23, 2015, to modify the amount of the fixed annual fee that we pays our general partner for the services provided pursuant to the Services Agreement to reflect increased costs associated with the Kemmerer Drop. Under the Services Agreement, our general partner provides services to us and is reimbursed for related costs incurred on our behalf. The services that our general partner provides include, among other things, operating services, engineering services and general and administrative services, including but not limited to legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our general partner for executive officers and other employees who devote less than a majority of their time to us. During 2016, we paid our general partner approximately $71.2 million for services performed under the Services Agreement. Any party may terminate the Services Agreement by providing at least 30 days’ written notice to the other parties.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
The code of business conduct and ethics described above was reaffirmed and adopted on October 20, 2015. Copies of the code of business conduct and ethics, and our related party transactions policy, can be found at www.westmorelandMLP.com in the Investor Relations/Corporate Governance section. Additionally a unitholder may make such a request in writing by mailing such request to Investor Relations, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, CO 80112, or by emailing such request to Investor Relations at ir@westmoreland.com.
Further information required for this item is provided in Item 1 - Business - Overview, Item 10 - Directors, Executive Officers and Corporate Governance and Note 24. Related Party Transactions to the consolidated financial statements.
Director Independence
Our disclosures in Item 10 - Directors, Executive Officers and Corporate Governance are incorporated herein by reference.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Item 14. Principal Accountant Fees and Services
The following table sets forth fees and out-of-pocket expenses billed by our principal accountant for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
Name	2016	2015
	(In thousands)
Audit Fees[1,2]	$702	$1,140
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
1 Includes fees and expenses for audits of annual financial statements of our subsidiaries, reviews of the related quarterly financial statements, services related to testing our internal controls over financial reporting and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
2 On March 10, 2015 we approved the appointment of Ernst & Young LLP as the Partnership’s independent registered public accounting firm for the fiscal year ending December 31, 2015, which effectively dismissed Grant Thornton LLP as the Partnership’s independent registered public accounting firm as of March 10, 2015. In 2015, Audit Fees from Ernst & Young LLP included a re-audit of the 2014 financial statements as a result of the Kemmerer Drop being categorized as a business combination under common control. See Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Ernst & Young LLP, including audit services, audit-related services, and other services, must be pre-approved by the Audit Committee.
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
Item 16. Form 10K Summary
None.

Westmoreland Resource Partners, LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Unitholders of
Westmoreland Resource Partners, LP
We have audited the accompanying consolidated balance sheets of Westmoreland Resource Partners, LP (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows for each of the two years in the period ended December 31, 2016 and the period ended December 31, 2014 (Successor) and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows of Oxford Resource Partners, LP for the period from January 1, 2014 through December 31, 2014 (Predecessor). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Resource Partners, LP as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 and the period of December 31, 2014 (Successor), and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit), and cash flows of Oxford Resource Partners, LP for the period from January 1, 2014 through December 31, 2014 (Predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Grandview Heights, Ohio
March 16, 2017

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$15,094	$3,710
Receivables:
Trade	36,235	30,967
Other	1,352	1,585
	37,587	32,552
Inventories	17,559	23,630
Assets held for sale	934	—
Other current assets	5,794	4,650
Total current assets	76,968	64,542
Property, plant and equipment:
Land and mineral rights	107,832	104,600
Plant and equipment	251,916	258,877
	359,748	363,477
Less accumulated depreciation, depletion and amortization	(124,130)	(85,836)
Net property, plant and equipment	235,618	277,641
Advanced coal royalties	8,815	10,082
Restricted investments and bond collateral	37,741	34,526
Intangible assets, net of accumulated amortization of $4.1 and $2.1 million at December 31, 2016 and 2015, respectively	27,148	28,933
Deposits and other assets	617	1,554
Total Assets	$386,907	$417,278
 See accompanying notes to consolidated financial statements.

 WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Liabilities and Partners' Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$3,819	$2,563
Accounts payable and accrued expenses:
Trade	19,397	23,132
Deferred revenue	3,547	—
Production taxes	16,319	16,586
Asset retirement obligations	10,775	14,075
Other current liabilities	3,284	3,998
Total current liabilities	57,141	60,354
Long-term debt, less current installments	313,827	298,814
Asset retirement obligations, less current portion	41,402	42,559
Other liabilities	2,647	2,397
Total liabilities	415,017	404,124
Partners' capital (deficit):
Limited partners (1,221,060 and 5,711,630 units outstanding as of December 31, 2016 and 2015, respectively)	28,261	(3,176)
Series A Convertible Units (15,656,551 and 15,251,989 units outstanding as of December 31, 2016 and 2015, respectively)	(46,103)	(16,760)
Series B Convertible Units (4,512,500 and 0 units outstanding as of December 31, 2016 and 2015, respectively)	(43,360)	—
General partner (35,291 units outstanding as of December 31, 2016 and 2015, respectively)	33,281	33,360
Accumulated other comprehensive loss	(189)	(270)
Total Westmoreland Resource Partners, LP capital (deficit)	(28,110)	13,154
Total liabilities and partners’ capital (deficit)	$386,907	$417,278
See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)(1)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Revenues:
Coal revenues	$345,541	$375,090	$—	$295,662
Non-coal revenues	3,799	9,610	—	26,601
Total revenues	349,340	384,700	—	322,263
Costs and expenses:
Cost of coal revenues	262,767	306,962	—	258,575
Cost of non-coal revenues	527	3,779	—	1,700
Depreciation, depletion and amortization	50,216	54,503	—	39,315
Selling and administrative	12,612	17,122	—	20,510
Loss (gain) on sales of assets	3,035	6,890	—	(218)
Restructuring and impairment charges	11,310	656	2,783	75
Total cost and expenses	340,467	389,912	2,783	319,957
Operating (loss) income	8,873	(5,212)	(2,783)	2,306
Other (expense) income:
Interest expense	(41,076)	(30,794)	—	(27,787)
Interest income	853	890	—	4
Gain (loss) on debt extinguishment	—	—	(1,623)	500
Other income	38	250	—	—
Change in fair value of warrants	(273)	1,335	—	822
Total other expenses	(40,458)	(28,319)	(1,623)	(26,461)
Loss before income taxes	(31,585)	(33,531)	(4,406)	(24,155)
Income tax expense	—	(157)	—	—
Net loss	(31,585)	(33,688)	(4,406)	(24,155)
Less net loss attributable to noncontrolling interest	—	—	—	1,270
Net loss attributable to WMLP unitholders	(31,585)	(33,688)	(4,406)	(22,885)
Less net (loss) income allocated to general partner	(51)	6,307	(28)	(429)
Net loss allocated to limited partners	$(31,534)	$(39,995)	$(4,378)	$(22,456)

Net loss per limited partner common unit:
Basic and diluted	$(1.51)	$(4.62)	$(0.72)	$(10.92)

Weighted average number of limited partner common units outstanding:
Basic and diluted	4,825	5,878	5,672	2,064

Distributions paid per unit:
Limited partners:
Common	$0.7333	$0.6000	$—	$—
Series A Convertible	$0.4000	$0.2000	$—	$—
Series B Convertible	$—	$—	$—	$—
General partner	$0.7333	$0.6000	$—	$—
(1)See Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Net loss	(31,585)	(33,688)	(4,406)	(24,155)
Other comprehensive income (loss)
Unrealized gains and losses on available-for-sale securities	81	(930)	—	—
Transferred to WCC	—	660	—	—
Other comprehensive income (loss)	81	(270)	—	—
Comprehensive loss attributable to Westmoreland Resource Partners, LP	(31,504)	(33,958)	(4,406)	(24,155)

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands, except for unit data)

	Limited Partners													Accumulated other comprehensive income (loss)	Non- controlling Interest	Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Net Investment
Predecessor	Units	Capital	Units	Deficit	Units	Deficit	Units	Deficit	Units	Capital (Deficit)	Units	(Deficit) Capital
Balance at December 31, 2013	883,891	$82,931	—	$—	—	—	856,698	$(96,391)	1,740,589	$(13,460)	35,291	$(2,507)	$—	$—	$4,969	$(10,998)
Net loss	—	(12,053)	—	—	—	—	—	(10,403)	—	(22,456)	—	(429)	—	—	(1,270)	(24,155)
Redemption of noncontrolling interest	—	302	—	—	—	—	—	261	—	563	—	11	—	—	(3,699)	(3,125)
Equity-based compensation		4,559	—	—	—	—	—	—	—	4,559	—	—	—	—	—	4,559
Issuance of units to LTIP participants	108,696	(773)	—	—	—	—	—	—	108,696	(773)	—	—	—	—	—	(773)
Predecessor balance at December 31, 2014	992,587	74,966	—	—	—	—	856,698	(106,533)	1,849,285	(31,567)	35,291	(2,925)	—	—	—	(34,492)

Successor
Purchase accounting adjustment	—	(64,191)	—	—	—	—	—	106,533	—	42,342	—	36,425	—	—	—	78,767
Successor net loss	—	(4,378)	—	—	—	—	—	—	—	(4,378)	—	(28)	—	—	—	(4,406)
Contribution of Kemmerer Fee Coal	4,512,500	33,152	—	—	—	—	—	—	4,512,500	33,152	—	—	—	—	—	33,152
Contribution of Westmoreland Kemmerer LLC	—	—	—	—	—	—	—	—	—	—	—	—	33,954	1,012	—	34,966
Successor balance at December 31, 2014	5,505,087	39,549	—	—	—	—	856,698	—	6,361,785	39,549	35,291	33,472	33,954	1,012	—	107,987
Net income (loss)
Attributable to Predecessor WKL	—	—	—	—	—	—	—	—	—	—	—	—	6,472	—	—	6,472
Attributable to partners	—	(26,282)	—	(13,714)	—	—	—	—	—	(39,996)	—	(164)	—	—	—	(40,160)
Transaction with Parent/affiliate	—	—	—	—	—	—	—	—	—	—	—	155	(5,708)	—	—	(5,553)
Net transfers to WCC	—	—	—	—	—	—	—	—	—	—	—	—	66,189	—	—	66,189
Equity-based compensation	—	208	—	—	—	—	—	—	—	208	—	—	231	—	—	439
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(622)	—	(622)
Acquisition of WKL	—	101,173	—	—	—	—	—	—	—	101,173	—	625	(101,138)	(660)	—	—
Cash paid in the acquisition of WKL	—	(114,294)	—	—	—	—	—	—	—	(114,294)	—	(706)	—	—	—	(115,000)
Class A convertible units issued in the acquisition of WKL	—	—	15,251,989	—	—	—	—	—	15,251,989	—	—	—	—	—	—	—
Common unit distribution	206,543	—	—	—	—	—	—	—	206,543	—	—	—	—	—	—	—
Cash distribution to unitholders	—	(3,530)	—	(3,046)	—	—	—	—	—	(6,576)	—	(22)	—	—	—	(6,598)
Successor balance at December 31, 2015	5,711,630	$(3,176)	15,251,989	$(16,760)	—	—	856,698	$—	21,820,317	$(19,936)	35,291	$33,360	$—	$(270)	$—	$13,154
Net income (loss)
Attributable to partners	—	(8,011)	—	(23,080)	—	(443)	—	—	—	(31,534)	—	(51)	—	—	—	(31,585)
Equity-based compensation	—	252	—	—	—	—	—	—	—	252	—	—	—	—	—	252

Issuance of units to LTIP participants	21,930	—	—	—	—	—	—	—	21,930	—	—	—	—	—	—	—
Other comprehensive income	—		—	—	—	—	—	—	—	—	—	—	—	81	—	81
Series A convertible unit distribution	—	—	404,562	—	—	—	—	—	404,562	—	—	—	—	—	—	—
Series B convertible unit distribution	(4,512,500)	42,917	—	—	4,512,500	(42,917)	—	—	—	—	—	—	—	—	—	—
Cash distribution to unitholders	—	(3,721)	—	(6,263)	—	—	—	—	—	(9,984)	—	(28)	—	—	—	(10,012)
Successor balance at December 31, 2016	1,221,060	$28,261	15,656,551	$(46,103)	4,512,500	(43,360)	856,698	$—	22,246,809	$(61,202)	35,291	$33,281	$—	$(189)	$—	$(28,110)

See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Cash flows from operating activities:
Net loss	$(31,585)	$(33,688)	$(4,406)	$(24,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	50,216	54,503	—	39,315
Accretion of asset retirement obligations	5,618	5,085	—	2,337
Restructuring and impairment charges	11,310	656	2,783	75
Non-cash interest expense	9,215	6,857	—	7,744
Amortization of deferred financing costs	2,672	2,308	—	4,099
Loss on sale of assets	3,035	6,890	—	14
Other	525	(757)	1,623	3,005
Changes in operating assets and liabilities:
Receivables, net	(5,035)	6,824	(300)	3,313
Inventories	6,451	1,545	—	(1,161)
Accounts payable and accrued expenses	(6,360)	(11,565)	(198)	(6,717)
Accrued interest expense	455	1,848	—	—
Deferred revenue	3,547	(2,513)	—	—
Other assets and liabilities	2,053	(1,697)	(1,322)	870
Asset retirement obligations	(11,035)	(4,302)	—	(4,354)
Net cash provided by operating activities	41,082	31,994	(1,820)	24,385
Cash flows from investing activities:
Additions to property, plant, equipment and other	(11,566)	(15,680)	—	(15,903)
Advance royalties payments	(1,111)	(4,386)	—	—
Change in restricted investments and bond collateral	(3,134)	(207)	—	4,456
Net proceeds from sales of assets	1,121	395	—	3,194
Cash from contribution of Westmoreland Kemmerer LLC	—	—	83	—
Cash payments related to acquisitions	—	(115,000)	—	—
Net cash used in investing activities	(14,690)	(134,878)	83	(8,253)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	120,937	175,000	(6)
Repayments of long-term debt	(4,996)	(10,136)	(135,822)	(18,626)
Borrowings on revolving lines of credit	—	—	—	22,500
Repayment on revolving lines of credit	—	—	(23,000)	(19,000)
Debt issuance costs and other refinancing costs	—	(3,613)	(8,437)	(529)
Redemption of noncontrolling interest	—	—	—	(3,560)
Cash distributions to unitholders	(10,012)	(6,598)	—	—
Net cash provided by (used in) financing activities	(15,008)	100,590	7,741	(19,221)
Net increase (decrease) in cash	11,384	(2,294)	6,004	(3,089)
Cash, beginning of year	3,710	6,004	—	3,089
Cash, end of year	$15,094	$3,710	$6,004	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,734	$20,740	$2,922	$14,655

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Non-cash transactions:
Property, plant and equipment acquired with debt	9,259	—	$—	35
Asset retirement obligations capitalized in mine development	2,695	6,822	$—	5,385
Market value of common units vested in LTIP	86	—	—	1,320
Kemmerer coal reserves contribution	—	—	33,152	—
Fair value of Series A Units	—	115,000	—	—
Net Assets of August 1, 2015 Kemmerer Drop	—	101,138	—	—
Economic value of Series A unit distributions	5,137	—	—	—

 See accompanying notes to consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts and operations of the Westmoreland Resource Partners, LP, or the "Partnership," and its consolidated subsidiaries and are prepared in conformity with GAAP. WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us beginning in the last minutes of the year ended December 31, 2014. Accordingly, certain accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Significant Relationships Referenced in Notes to Consolidated Financial Statements

•	“We,” “us,” “our,” “WMLP,” and the “Partnership” means the business and operations of Westmoreland Resource Partners, LP as well as its consolidated subsidiaries.

•	“GP” means Westmoreland Resources GP, LLC, the General Partner of Westmoreland Resource Partners, LP.
Acquisition of Oxford Resources GP, LLC
On December 31, 2014, pursuant to a Purchase Agreement dated October 16, 2014, WCC acquired, for $33.5 million in cash, 100% of the equity of our GP from (i) the holders of all of our GP’s outstanding Class A Units, AIM Oxford Holdings, LLC ("AIM") and C&T Coal, Inc ("C&T"), (ii) the holders of all of our GP’s outstanding Class B Units, certain present and former executives of our GP, and (iii) the holders of all of the outstanding warrants for our GP’s Class B Units, the Warrantholders. At the same time, WCC also acquired, for no additional consideration, (i) 100% of the Partnership’s outstanding subordinated units from AIM and C&T, which subordinated units were then converted to liquidation units, and (ii) 100% of the Partnership’s outstanding warrants for subordinated units from the Warrantholders, which warrants were then canceled by WCC. Please refer to Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our net investment column presented within the Statement of Partner’s Capital (Deficit) consists of the equity related transactions of WKL for the 2015 period prior to the Kemmerer Drop and in connection with the Kemmerer Drop.  Accordingly, our consolidated financial statements include the historical results of WKL for all periods subsequent to December 31, 2014. The amount of the purchase price in excess or in deficit of WCC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ and general partners’ capital. The financial statements of WKL have been prepared from separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
Please refer to Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 13. Long-Term Debt to the consolidated financial statements). The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into Amendment No. 2 to the Partnership Agreement, which established aforementioned terms of the Series B Units.
Organization
See Item 1 - Business - Overview.
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
Per ASC 805-50-25-4 (effective November 18, 2014), we, as an acquiree of WCC through our GP, have the option to apply pushdown accounting in our consolidated financial statements when an acquirer (WCC) obtained control of us. We have chosen to adopt pushdown accounting and will reflect purchase accounting adjustments in our consolidated financial statements.
Drop-down Accounting
Drop-down acquisitions with WCC, our ultimate parent, are accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred at the beginning of the period, and prior years retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our financial statements give retrospective effect of drop-down acquisitions for periods as of and subsequent to December 31, 2014.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Partnership evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Partnership has determined that no allowance is necessary for trade receivables as of December 31, 2016 and 2015.
Inventories
Inventories, which include materials and supplies, as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
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
Coal reserves, mineral rights and mine development costs are depleted based upon estimated proven and probable reserves. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advanced Coal Royalties
A portion of our reserves are leased. Advanced coal royalties are advance payments made to lessors under terms of lease agreements that are typically recoupable through an offset or credit against royalties payable on future production. We write-off advanced coal royalties when recoverability is no longer probable based on future mining plans.
Restricted investments and bond collateral
Restricted investments and bond collateral consist of cash and available-for-sale fixed-income investments reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss. Funds in the restricted investments and bond collateral accounts are not available to meet the Partnership’s general cash needs.
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
Financial Instruments
The Partnership has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive loss in partners' capital (deficit).
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
See Note 6. Restricted Investments And Bond Collateral, Note 7. Postretirement Medical Benefits, Note 8. Pension And Other Saving Plans, Note 12. Asset Retirement Obligations, and Note 14. Fair Value Measurements to the consolidated financial statements for further disclosures related to the Partnership’s fair value estimates.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Intangible Assets
Identifiable intangible assets acquired in a business combination must be recognized and reported separately from goodwill. These intangible assets are amortized on a straight-line basis over the respective useful life of the asset. See Note 10. Intangible Assets to the consolidated financial statements for further details.
Deferred Revenue

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues for coal will be recognized as deliveries of the reserved coal are made in accordance with the long-term coal contracts. At December 31, 2016 and 2015, deferred revenue was $3.5 million and zero, respectively.
Asset Retirement Obligations
Our asset retirement obligations, or ARO, primarily consists of estimated costs to reclaim surface land and support facilities at our mines and in accordance with federal and state reclamation laws as established by each mining permit.
We estimate ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit adjusted risk-free rate. We record mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units of production method over the estimated proven and probable reserves at the related mine, and the ARO is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities. See Note 12. Asset Retirement Obligations to the consolidated financial statements.
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

WKL includes interest and penalties related to income tax matters in income tax expense, however there were no interest

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and penalties for the year ended December 31, 2016.

Revenue Recognition

The Partnership recognizes coal sales revenue at the time title passes to the customer in accordance with the terms of the underlying sales agreements. The point that title passes varies by agreement. Under our sales agreements title transfer points include upon loading to truck or rail, upon delivery by truck or rail, upon loading to conveyor belt, upon delivery from conveyor belt, and upon delivery to stockpile. Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes.
Royalty revenue relates to coal reserves which we lease to others and oil and gas rights. For the years ended 2016, 2015 and 2014, we received royalties of $0.9 million, $0.9 million and $0.3 million, respectively.
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
Equity-Based Compensation
Equity-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of coal revenues and Selling and administrative in the accompanying consolidated results of operations. See Note 16. Long-Term Incentive Plan to the consolidated financial statements.
Noncontrolling Interest
Noncontrolling interest is reported as a separate component of equity. The amount of net income (loss) attributable to the noncontrolling interest is recorded in Net income (loss) attributable to noncontrolling interest in our Consolidated Statements of Operations. See Note 18. Noncontrolling Interest to the consolidated financial statements.
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
Limited Partner Units: Basic earnings (losses) per unit are computed by dividing net income (loss) applicable to limited partners by the weighted average units outstanding, including unexercised participating warrants, during the reporting period. Net income (loss) applicable to units includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (losses) per unit are computed similar to basic earnings (losses) per unit except that the weighted average units outstanding and net income (loss) attributable to limited partners are increased to include the dilutive effect of limited partner units that would be issued assuming conversion of restricted awards to limited partnership units upon vesting. No such items were included in the computation of diluted loss per unit for the years ended 2016, 2015 or 2014 because we incurred a loss in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of units that were excluded from the calculation of diluted loss per unit because their inclusion would be anti-dilutive to the calculation:

	Year Ended December 31,
	2016	2015	2014
Long-term incentive plan units	32,478	4,691	70,298
Reclassifications

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in prior periods have been reclassified to conform with the presentation of 2016.The reclassification affected accounts within noncurrent assets and liabilities on the Consolidated Balance Sheet.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods. The adoption of this standard resulted in the reclassification of $8.0 million of unamortized debt issuance costs from the non-current asset, Deposits and other assets, to a reduction of Long-term debt, less current installments on the consolidated balance sheet as of December 31, 2015.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures if substantial doubt exists. The standard became effective for us for annual and interim periods on December 31, 2016 when we adopted it.
Accounting Pronouncements Effective in the Future
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Partnership intends to adopt the amended guidance as of January 1, 2018.
In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU No. 2016-19, Technical Corrections and Improvements
During 2016, the Partnership established an implementation team to develop a multi-phase plan to assess the Partnership's business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Partnership's customers.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have not concluded which transition method we will elect, but we currently anticipate using the full retrospective approach.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Partnership's operating results and statement of cash flows are expected to be similar to previous GAAP.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of the new lease accounting standard will require the Partnership to apply the new standard to the earliest period using a modified retrospective approach. The Partnership is currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time is unable to determine the impact this standard will have on the financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is designed to address simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this ASU is permitted and would be applied on a retrospective basis back to the beginning of fiscal year that included any such interim period in which early adoption was elected. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments within this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). However, a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
3. ACQUISITION AND PUSHDOWN ACCOUNTING
WCC's Acquisition of our General Partner
On December 31, 2014, pursuant to a Purchase Agreement dated October 16, 2014, WCC acquired, for $33.5 million in cash, 100% of the equity of our GP from (i) the holders of all of our GP’s outstanding Class A Units, AIM and C&T, (ii) the holders of all of our GP’s outstanding Class B Units, certain present and former executives of our GP, and (iii) the holders of all of the outstanding warrants for our GP’s Class B Units, the Warrantholders. At the same time, WCC also acquired, for no additional consideration, (i) 100% of the Partnership’s outstanding subordinated units from AIM and C&T, which subordinated units were then converted to liquidation units, and (ii) 100% of the Partnership’s outstanding warrants for subordinated units from the Warrantholders, which warrants were then canceled by WCC.
The purchase consideration for our GP and control of our GP’s consolidated subsidiaries is estimated at $239.9 million, which included $33.5 million paid in cash, plus the assumption of approximately $195.6 million of liabilities. Additionally, we

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Subsequent to the acquisition of our GP, the following events occurred which are activity of the new owners or Successor entity. The acquisition triggered change of control provisions in the executives’ employment contracts which resulted in additional restructuring expenses. See Note 4. Restructuring And Impairment Charges to the consolidated financial statements. Subsequent to the transaction, we also refinanced our debt which included an early payment penalty included in debt extinguishment costs.
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
4. RESTRUCTURING AND IMPAIRMENT CHARGES
WCC Transactions Restructuring
Concurrently with WCC’s acquisition of the GP in December 2014 (collectively, the "WCC Transactions"), we and WCC initiated a restructuring plan to streamline operations and eliminate duplicative roles and responsibilities between us and WCC. As of December 31, 2014, we recorded restructuring charges for employee termination benefits of $2.8 million and incurred additional restructuring costs of $0.7 million for the year ended December 31, 2015.
WCC Transactions restructuring accrual activity is summarized as follows (in thousands):

	Westmoreland Resource Partners, LP
	As of December 31, 2015	For the Year Ended December 31, 2016		As of December 31, 2016
	Liability	Charges	Payments	Liability
Severance and other termination costs	$128	$—	$(128)	$—

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total WCC Transactions restructuring charges incurred over the course of the restructuring (in thousands):

	Westmoreland Resource Partners, LP
	(Successor)
	Charges
	For the Year Ended December 31, 2016	Incurred Through December 31, 2016	Total Expected Restructuring Expenses
Severance and other termination costs	$—	$—	$3,439
Impairment Charges
In April 2016, our Ohio operations entered into an agreement (the “Purchase Coal Agreement”) to purchase 1.0 million tons of coal (“Purchased Coal”) from a third party through December 31, 2017. The Purchased Coal will be used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the Purchased Coal Agreement, we down-sized our work force and incurred and paid $0.3 million severance charge and recognized an impairment charge on excess equipment of $8.1 million during the twelve months ended December 31, 2016. Additionally, during the twelve months ended December 31, 2016, our Kemmerer operations incurred an impairment charge of $3.2 million on a shovel which was parted out. We intend to market and sell excess parts within the next 12 months; thus, we reflected the expected amount to be recovered, based on prices for similar assets less our costs to sell, as “Assets held for sale” on the consolidated balance sheet.
5. INVENTORIES
Inventories consisted of the following:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
	(In thousands)
Coal stockpiles	$4,518	$5,683
Coal fuel inventories	1,237	1,953
Materials and supplies	11,854	16,311
Reserve for obsolete inventory	(50)	(317)
Total	$17,559	$23,630
6. RESTRICTED INVESTMENTS AND BOND COLLATERAL
For all of its restricted investments and bond collateral accounts, the Partnership can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Partnership’s general cash needs.

These accounts include available-for-sale securities in short-term bond collateral investments. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.

The cost basis of an investment sold is specifically identified.

The carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2016 were as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$8,581	$8,581
Available-for-sale securities	29,160	29,160
	$37,741	$37,741
The carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2015 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$7,409	$7,409
Available-for-sale securities	27,117	27,117
	$34,526	$34,526
In, 2016, and 2015, the Partnership recorded no realized gains or losses on the sale of available-for-sale securities held as restricted investments and bond collateral.
Available-for-Sale Restricted Investments and Bond Collateral

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities are as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Cost basis	$29,349	$27,387
Gross unrealized holding gains	167	74
Gross unrealized holding losses for less than one year	(106)	(95)
Gross unrealized holding losses for more than one year	(250)	(249)
Fair Value	$29,160	$27,117
The aggregate related fair value of our 33 and 11 investments with unrealized losses as of December 31, 2016 and 2015, respectively, were as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Fair value of investments with unrealized losses for less than one year	$6,261	$4,950
Fair value of investments with unrealized losses for more than one year	11,339	7,975
	$17,600	$12,925
Maturities of available-for-sale securities were as follows at December 31, 2016:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,750	$1,716
Due in after one to five years or less	9,965	9,812
Due after five years to ten years	6,226	6,295
Due in more than ten years	11,408	11,337
	$29,349	$29,160

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. POSTRETIREMENT MEDICAL BENEFITS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement, all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the Excluded Liabilities, including but not limited to postretirement medical benefits on August 1, 2015.
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
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the financial statements:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Change in benefit obligations:
Net benefit obligation at beginning of period	$—	$60,681
Service cost	—	1,904
Interest cost	—	1,499
Gross benefits and expenses paid	—	(629)
Transfer to WCC	—	(63,455)
Net benefit obligation at end of year	—	—
Change in plan assets:
Employer contributions	—	629
Gross benefits and expenses paid	—	(629)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$—	$—
Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—
Noncurrent liabilities	—	—
Net amount recognized	$—	$—

Actuarial gains and losses are amortized over the average future service of the plan’s participants. The Partnership will not have any amounts amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in periods after July 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic postretirement medical benefit cost are as follows:

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Components of net periodic benefit cost:
Service cost	$—	$1,904	$—	$—
Interest cost	—	1,499	—	—
Amortization of deferred items	—	—	—	—
Total net periodic benefit cost	$—	$3,403	$—	$—
Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Discount rate	N/A	N/A
Measurement date	December 31, 2016	December 31, 2015

The discount rate is adjusted annually based on an AA Corporate Bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Discount rate	N/A	4.25%	N/A	N/A
Measurement date	N/A	December 31, 2014	N/A	N/A
The following presents information about the assumed health care trend rate:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Health care cost trend rate assumed for next year	N/A	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	N/A	4.75%
Year that the trend rate reaches the ultimate trend rate	N/A	2025

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PENSION AND OTHER SAVING PLANS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement, all employees of WKL were transferred to WCC. WCC assumed all liabilities, including the pension assets, associated with the Excluded Liabilities, including but not limited to pension benefits on August 1, 2015.
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
Defined Benefit Pension Plans
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
The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in WKL’s financial statements for the defined benefit pension plan:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
	(In thousands)
Change in benefit obligation:
Net benefit obligation at the beginning of period	$—	$66,295
Service cost	—	727
Interest cost	—	1,433
Benefits paid	—	(1,747)
Transfer to WCC	—	(66,708)
Net benefit obligation at end of year	—	—
Change in plan assets:
Fair value of plan assets at the beginning of period	—	48,533
Actual return on plan assets	—	(236)
Employer contributions	—	409
Benefits paid	—	(1,747)
Transfer to WCC	—	(46,959)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	$—	$—
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent liability	$—	$—
Net amount recognized at end of year	$—	$—

The Partnership will not have any amounts amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in periods after July 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
	(In thousands)			(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$727	$—	$—
Interest cost	—	1,433	—	—
Expected return on plan assets	—	(1,969)	—	—
Total net periodic pension cost	$—	$191	$—	$—

These costs are included in the accompanying statements of operations in Cost of coal revenues and Selling and administrative expenses.
Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
Discount rate	N/A	N/A
Measurement date	December 31, 2016	December 31, 2015
The discount rate is adjusted annually based on an AA Corporate Bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The following table provides the assumptions used to determine net periodic benefit cost:

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
	2016	2015	2014	2014
Discount rate	N/A	3.85%	4.55%	N/A
Expected return on plan assets	N/A	7.10%	7.40%	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	N/A	December 31, 2014	December 31, 2013	N/A

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership does not support and has never had a pension plan throughout its existence.
Contributions
In 2015 prior to the Kemmerer Drop, WKL made $0.4 million of pension plan contributions. No pension plan contributions were made for 2016.
Other Plans
The GP sponsors 401(k) saving plans for employees of the GP to assist employees in providing for their future retirement needs. For the years ended December 31, 2016, 2015, and 2014, we did not commit to make and we did not and/or are not making any discretionary employer contribution to the 401(k) plan. Costs recognized during these same years were, $1.6 million, $0.4 million, and zero, respectively.

9. LEASES
We lease certain operating facilities and equipment under noncancelable lease agreements that expire on various dates through 2020. Generally, the lease terms range from three to ten years. The following shows the gross value and accumulated amortization of property, plant and equipment under capital leases related to the leasing of mining equipment as of December 31, 2016 and 2015:

	Westmoreland Resource Partners, LP
	2016	2015
	(In thousands)
Gross value	$24,712	$15,013
Accumulated amortization	5,311	5,097

Future minimum capital and operating lease payments as of December 31, 2016, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2017	$4,355	$2,222
2018	4,584	1,291
2019	4,404	697
2020	1,994	53
2021	1,772	—
Thereafter	1,643	—
Total minimum lease payments	18,752	$4,263
Less imputed interest	(2,401)
Present value of minimum capital lease payments	$16,351

Rental expense under operating leases during the years ended December 31, 2016, 2015 and 2014, totaled $7.3 million, $9.9 million and $8.8 million, respectively.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $12.8 million, $13.2 million and $11.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

10. INTANGIBLE ASSETS
Identifiable intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In December 2014, as part of the purchase accounting consideration discussed in Note 3. Acquisition And Pushdown Accounting to the consolidated financial statements, we have determined that the most significant acquired identifiable intangible asset is related to a beneficial lease agreement. Intangible assets result from more favorable contract prices than market prices in lease agreements as measured during a business combination. Our intangible asset is amortized on a straight-line basis over the remaining term of the lease agreement.

	As of December 31, 2016
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Intangible assets
Favorable lease agreement	13	$31,000	$4,133	$26,867
Capitalized Software	5	281	—	281

	As of December 31, 2015
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Intangible assets
Favorable lease agreement	14	$31,000	$2,067	$28,933

Expected amortization of intangible assets will be approximately (in thousands):

For the years ending December 31, 2017	$2,123
2018	2,123
2019	2,123
2020	2,123
2021	2,124
Thereafter	16,532

We evaluate our intangible assets for impairment when indicators of impairment exist. For the years ended December 31, 2016 and 2015, there were no indicators of impairment present for our intangible assets, and we believe the remaining useful lives to be appropriate.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER CURRENT ASSETS AND LIABILITIES
Other current assets consisted of the following:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
	(In thousands)
Prepaid insurance	$1,210	$1,567
Prepaid fees	2,224	2,210
Prepaid bonds	752	766
Advanced coal royalties and other	1,608	107
Total	$5,794	$4,650
Other current liabilities consisted of the following:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
	(In thousands)
Accrued interest	$2,304	$1,848
Accrued royalties	530	610
Restructuring reserve	—	128
Accrued compensation	65	1,295
Other	385	117
Total	$3,284	$3,998
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
As of December 31, 2016, our ARO totaled $52.2 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of December 31, 2016, the aggregate undiscounted cost of final ARO is $79.4 million.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Partnership’s asset retirement obligations were as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$56,634	$50,545
Accretion	5,618	5,085
Changes resulting from additional mines	1,197	2,285
Changes due to amount and timing of reclamation	66	6,265
Payments	(11,338)	(7,546)
Asset retirement obligations, end of year	52,177	56,634
Less current portion	(10,775)	(14,075)
Asset retirement obligations, less current portion	$41,402	$42,559

As permittee, the Partnership or its subsidiaries are responsible for the total amount of final reclamation costs for its mines. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.
As of December 31, 2016, the Partnership had $134.4 million in surety bonds outstanding to secure reclamation obligations. The surety bonds were secured by $37.7 million in restricted investments and bond collateral at December 31, 2016.
13. LONG-TERM DEBT
The amounts outstanding under the Partnership’s long-term debt consisted of the following as of the dates indicated:

	Westmoreland Resource Partners, LP
	December 31,	December 31,
	2016	2015
	(In thousands)
Term Loan	$306,189	$299,248
Capital lease obligations	16,351	9,351
Other debt	589	790
Total debt	323,129	309,389
Less debt discount and issuance costs	(5,483)	(8,012)
Less current portion	(3,819)	(2,563)
Total non-current debt	$313,827	$298,814
The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2016
(In thousands)
2017	$3,763
2018	310,365
2019	4,106
2020	1,693
2021	1,586
Thereafter	1,616
Total debt	$323,129

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. At December 31, 2016, the capital leases outstanding had a weighted average interest rate of 4.46%, and mature at various dates beginning in 2017 through 2020.
Term Loan
On December 31, 2014, we entered into a term loan ("Term Loan " or "2014 Financing Agreement") which consists of $175 million, with an option for an additional $120 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire our previously existing first and second lien credit facilities and to pay fees and expenses related to our existing credit facility, with the remaining proceeds being available as working capital. The Term Loan matures on December 31, 2018, was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The Term Loan bears interest at a variable rate per annum equal to, at our option, the London Interbank Offered Rate ("LIBOR") (floor of 0.75% plus 8.5%) or the reference rate as defined in the financing agreement. As of December 31, 2016, the Term Loan had a cash interest rate of 9.45%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of our and our subsidiaries’ assets. At December 31, 2016, we were in compliance with all covenants of the Term Loan.
The Term Loan also provides for Paid-In-Kind interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the Term Loan was $9.2 million for the twelve months ended December 31, 2016. The outstanding Term Loan amount represents the principal balance of $290.1 million, plus PIK Interest of $16.1 million.
As a result of refinancing the 2014 Financing Agreement, we recorded a $1.6 million loss on extinguishment of debt in the year ended December 31, 2014 as it pertains to cost associated with repayment of the previously existing first and second lien credit facilities.
In connection with the Kemmerer Drop, the Term Loan was amended on July 31, 2015 to (i) allow us to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement. As of December 31, 2016, we have made $14.2 million in Restricted Distributions. If we are unable to refinance or modify our Term Loan, our ability to comply with covenants and restriction contained in the Term Loan that allows for the issuance of a cash distribution is at risk for periods beyond September 30, 2017.
Deferred Financing Costs

We capitalized $7.0 million of deferred financing costs related to the 2014 Financing Agreement during the year ended December 31, 2014. These costs, included in Deferred financing costs, net, represent fees paid to lenders and advisors and for legal services.
Amortization of deferred financing costs included in interest expense was $2.7 million, $2.3 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a Loan and Security Agreement (the “Revolver”) with the lenders party thereto and The PrivateBank and Trust Company. Our Revolver permits us to borrow up to the aggregate principal amount of $15.0 million and also allows letters of credit in an aggregate outstanding amount of up to  $10.0 million, which reduces availability under the Revolver on a dollar-for-dollar basis. At December 31, 2016, availability under the Revolver was $15.0 million. The Revolver has a maturity date of December 31, 2017.
We may elect interest under the Revolver to accrue at either (i) the Base Rate, which bears interest at the greater of (A) the Federal Funds Rate plus 0.50% or (B) the Prime Rate, in each case, plus 0.75% (payable monthly), or (ii) the LIBOR Rate, which bears interest for the relevant period as offered in the London Interbank Eurodollar market plus 2.75% (payable on the last

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

day of the applicable interest period). In addition, an unused line fee of 0.50% of the average unused portion of the Loan Facility is payable monthly.
The Revolver includes a quarterly fixed charge coverage ratio covenant as well as incurrence-based financial covenants regarding the Partnership’s fixed charges and total net leverage and otherwise contains customary affirmative covenants, negative covenants and events of default.  All extensions of credit under the Revolver are collateralized by a first priority security interest in and lien upon the inventory, accounts receivable and cash of the Partnership. We were in compliance with all covenant requirements as of December 31, 2016.
14. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2016 (Level 3).
The estimated fair value of the Partnership’s debt with fixed and variable interest rates are as follows:

	Westmoreland Resource Partners, LP
	As of December 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Variable rate debt	$300,706	$277,867	$299,248	$185,534
The table below sets forth, by level, the Partnership’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Westmoreland Resource Partners, LP
	Balance at December 31, 2016
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$37,741	$37,741	$—	$—
Liabilities:
Warrants	919	919	—	—

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Westmoreland Resource Partners, LP
	Balance at December 31, 2015
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
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
Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit; and (iii) 48% of quarterly distributions over $0.2000 per unit. For the years ended December 31, 2016, 2015 and 2014, we did not allocate to our managing general partner any incentive distributions. The following table summarizes the quarterly per unit distribution paid during the respective quarter:
We made cash distributions as follows:

	Year
	2016	2015	2014
	(in thousands)
Limited Partner common units	$3,721	$3,530	$—
Series A convertible units	6,263	3,046	—
Series B convertible units	—	—	—
General Partner units	28	22	—
Total cash distributions paid	$10,012	$6,598	$—
On January 27, 2017, we declared a quarterly cash distribution for the quarter ended December 31, 2016, of $0.1333 per common unit and warrant with distribution rights. Additionally, we declared a paid-in-kind unit distribution of $0.1333 per Series A Convertible Unit. The cash distribution totaling approximately $0.2 million, was paid to all common unitholders and warrant holders on February 14, 2017 to all unitholders of record as of February 7, 2017. As of February 14, 2017, we have made $14.4 million in Restricted Distributions under our Term Loan.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM INCENTIVE PLAN
Under our LTIP, we recognize equity-based compensation expense over the vesting period of the units. These units are subject to conditions and restrictions as determined by our Compensation Committee, including continued employment or service. For the years ended December 31, 2016, 2015 and 2014, we recognized equity-based compensation expense of $252 thousand, $439 thousand and $4.6 million. These amounts are included in Cost of coal revenues and Selling and administrative expenses. The value of LTIP units vested during the years ended December 31, 2016 and 2014 was $86 thousand and $5.6 million, respectively. No LTIP units vested during the year ended December 31, 2015. The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	21,930	11.40
Issued	—	—
Surrendered	—	—
Unvested balance at December 31, 2015	21,930	11.40
Granted	63,775	3.92
Issued	—	—
Surrendered	—	—
Vested	(21,930)	11.40
Unvested balance at December 31, 2016	63,775	$3.92
17. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.16% beneficial general partner interests and 99.84% limited partner interests as of December 31, 2016. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are nonvoting limited partner interests held by our General Partner. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner's participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. As such, allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to the Limited Partners’ capital account included in our condensed consolidated balance sheets.
Series A Units
WCC, the owner of our General Partner, holds and participates in distributions on our Series A Units. Series A Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors' election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Units in relation to other classes of partnership interests or as required by law.
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units representing limited partner interests in the Partnership (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the “Exchange”). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 13. Long-Term Debt to the consolidated financial statements). The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into Amendment No. 2 to the Partnership Agreement, which established aforementioned terms of the Series B Units.
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
Outstanding Units

	December 31,
	2016	2015
Limited Partner common units	1,221,060	5,711,630
Series A Units	15,656,551	15,251,989
Series B Units	4,512,500	—
Liquidation units	856,698	856,698
Warrants	166,557	166,557
General Partner units	35,291	35,291
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Net loss attributable to the Partnership	$(31,585)	$(33,688)
Less:
Paid and declared distributions on Series A convertible units	10,473	6,100
Series A convertible units share of undistributed loss	(32,522)	(18,926)
Paid and declared distributions on Series B convertible units	—	—
Series B convertible units share of undistributed loss	(1,328)	—
Paid and declared distributions on General Partner units	28	30
General Partner units share of undistributed loss	(75)	6,145
Paid and declared distributions on Warrants	110	132
Net loss available to Limited Partners	$(8,271)	$(27,169)

Weighted average number of common units used in computation of Limited Partners' net loss per common unit (basic and diluted)[1,2]	4,825,138	5,878,187
Limited Partners' net loss per common unit (basic and diluted)	$(1.51)	$(4.62)
1Unvested LTIP units are not dilutive units for the periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2Reflects the impact of the outstanding common unit warrants for the three and nine months ended December 31, 2016 and 2015, respectively.
The impact of the Kemmerer Drop on income (loss) per limited partner units for the twelve months ended December 31, 2015 is as follows:

December 31,
2015
Predecessor Partnership basic and diluted earnings per unit	$(5.45)
Impact of Kemmerer Drop basic and diluted earnings per unit	0.83
Basic and diluted earnings per unit	$(4.62)

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
Harrison Resources’ revenues, which are included in our consolidated statements of operations, were $23,341 for the Predecessor period January 1, 2014 through December 31, 2014. Oxford Mining had a services agreement with Harrison Resources under which we performed mining and reclamation services for agreed-upon per ton prices. Additionally, Oxford Mining had a broker agreement with Harrison Resources under which we marketed the coal.
Noncontrolling interest, which represents the 49% of Harrison Resources owned by Consol through Oct 1, 2014, consisted of the following:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oxford Resource Partners, LP
(Predecessor)
Period from January 1 through December 31,
2014
(In thousands)
Beginning balance	$4,969
Net (loss) income	(1,270)
Additional paid in capital	(99)
Redemption payment	(3,600)
Ending balance	$—

19. WORKERS’ COMPENSATION AND BLACK LUNG
As of December 31, 2016, we have a $1.8 million liability under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents, recorded on the balance sheet in Other liabilities. Under the Black Lung Benefits Revenue Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, with neither amount to exceed 4.4% of the gross sales price for the coal. For the years ended December 31, 2016, 2015 and 2014, we recorded $3.8 million, $4.6 million and $2.9 million, respectively, in our cost of coal revenues related to this excise tax.
With regard to workers’ compensation, we are insured through state sponsored programs or an insurance carrier where there is no state sponsored program.
20. INCOME TAX
We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities pass-through to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exception because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, differing depreciation or amortization rates, and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership generally is not available to us.
Prior to the Kemmerer Drop, WKL was subject to income taxes in the United States (including federal and state income taxes). Deferred income taxes were provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not (greater than 50%) that a deferred tax asset will not be realized. In determining the need for a valuation allowance at each reporting period, WKL considered projected realization of tax benefits based on expected levels of future taxable income, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.
As of December 31, 2016, WKL has not recorded a reserve for uncertain tax positions or penalties and interest. WKL does not anticipate a significant change that would require a reserve to be established for uncertain tax positions in the next 12 months. WKL filed federal and state income tax returns that are subject to examination by the Internal Revenue Service and certain state tax authorities. The tax years open to examination include 2013 through July 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of December 31, 2016, the remaining terms of our long-term contracts range from one to ten years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Surety and Performance Bonds
As of December 31, 2016, we had $134.4 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits and restricted investments of $37.7 million. Such cash collateral is included in Restricted investments and bond collateral on our consolidated balance sheets and Change in restricted investments and bond collateral within investing activities on our consolidated statements of cash flow. Additionally, we had road bonds totaling $0.4 million and performance bonds totaling $2.9 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
Legal and Regulatory
Ohio Environmental Protection Agency Challenge
In May of 2016 the Ohio EPA (“OEPA”) notified Oxford Mining Company, LLC (“Oxford”), in writing that OEPA believed various of the Oxford’s previously remediated mines have failed to meet the performance goals set forth in the approved mitigation plans. OEPA’s letters allow that Oxford either a) provide evidence that OEPA’s listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to two years to complete the outstanding mitigation obligations, or c) pursue off-site mitigation credit such as purchasing mitigation credits from third parties. None of the written correspondence specified monetary damages or cost estimates to complete. Presently, our position is that the exposure is inconsequential based on our studies.
Other Legal Proceedings
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
We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We accrue for liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.3 million to resolve various claims as of December 31, 2016, of which $0.3 million, net, was accrued during 2016.
We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our operations, permits, and other industry regulatory processes and approvals, including those applicable to the utilities and transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results and liquidity. These regulatory challenges may seek to vacate prior regulatory decisions and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authorizations that are legally required for some or all of our current or planned mining activities. If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.
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
In 2016 and 2015, we marketed our coal principally to electric utilities, electric cooperatives, municipalities and industrial customers in Indiana, Wyoming, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. As of December 31, 2016 and 2015, accounts receivable from electric utilities totaled $27.8 million and $24.4 million, respectively, or 73.9% and 74.8% of total receivables, respectively. The following table shows the amount of sales to each customer (in each year where applicable, a “Major Customer”) which individually accounted for 10% or more of sales in any of the years ended December 31, 2016, 2015 and 2014, with a portion of these sales being facilitated by coal brokers.

	Westmoreland Resource Partners, LP			Oxford Resource Partners, LP
	(Successor)			(Predecessor)
	For the Year Ended December 31,		Period of December 31,	Period from January 1 through December 31,
Customer	2016	2015	2014	2014
	(In millions)			(In millions)
American Electric Power Company, Inc.	$133.8	$156.1	N/A	$167.6
PacifiCorp Energy, Inc.	102.0	103.8	N/A	N/A
FirstEnergy Corporation	N/A	N/A	N/A	48.7
East Kentucky Power Cooperative	34.2	30.2	N/A	42.3
The Major Customers in 2016, 2015 and 2014, in the aggregate, represented 77.3%, 75.4% and 80.2%, respectively, of our total sales in the applicable year. The Major Customers in each of 2016 and 2015, in the aggregate, represented 73.9% and 74.8% of the outstanding accounts receivable at December 31, 2016 and 2015, respectively.
23. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table reflects the changes in accumulated other comprehensive (loss) income by component:

Accumulated Other Comprehensive Loss
(In thousands)
Balance at December 31, 2015	$(270)
Other comprehensive income (loss) before reclassification	82
Amounts reclassified from accumulated other comprehensive (loss) income	(1)
Balance at December 31, 2016	$(189)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive (loss) income components	Twelve Months Ended December 31,
	2016	2015
	(In thousands)
Realized gains and losses on available-for-sale securities	$(1)	$250	Other income (loss)
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
In connection with our formation in August 2007, the Partnership and Oxford Mining entered into an administrative and operational services agreement (the “Services Agreement”) with our GP. The Services Agreement is terminable by either party upon thirty days’ written notice. Under the terms of the Services Agreement, our GP provides services through its employees to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Service Agreement, the Partnership pays the GP a fixed management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The term of the Services Agreement expires on December 31, 2017, and automatically renews for successive one year periods unless terminated. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $2.7 million and $4.2 million were included in accounts payable as of December 31, 2016 and 2015, respectively. In December 2016 and 2015, the Partnership prepaid the GP for the 2017 and 2016 annual management fee of $2.2 million, which was included in Other current assets at December 31, 2016 and 2015, respectively.
We sell clay, small quantities of coal, and perform non-coal services to Tunnell Hill Reclamation, LLC (“Tunnell Hill”), a company that is indirectly owned by a member of our Board of Directors. Sales to Tunnell Hill were $0.6 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from Tunnell Hill were $0.2 million for the years ended December 31, 2015.
Finally, we sold coal to and performed various transportation and operational services for a subsidiary of WCC, which generated $25.2 million and $30.9 million in coal revenues and $0.04 million and $2.4 million in non-coal revenues for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, accounts receivables related to the aforementioned revenue totaled $6.7 million and $3.4 million and were included in Receivables - trade.
On January 9, 2017 the Partnership acquired surface coal reserves through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC ("BCC"), a wholly owned subsidiary of WCC, for $1.8 million.
25. SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Northern Appalachia, Lincoln County, Wyoming and in the Illinois Basin through December 2013, selling high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and northeastern U.S. All of our operations have similar economic characteristics including but not limited to coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. Three of our seven operating subsidiaries extract coal utilizing surface-mining techniques and prepare it for sale to their customers. Such operating subsidiaries share customers and a particular customer may receive coal from any one of such operating subsidiaries. We also lease or sublease coal reserves to others through Oxford Mining in exchange for a per ton royalty rate.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION - (Unaudited)
A summary of our unaudited consolidated quarterly operating results in 2016 and 2015 is as follows:

	Westmoreland Resource Partners, LP
	2016
	March 31	June 30	September 30	December 31	Total
	(In thousands, except for per unit data)
Total revenues	$92,482	$80,467	$90,309	$86,082	$349,340
Net (loss) income from operations	818	(4,291)	5,960	6,386	8,873

Net loss attributable to the Partnership	$(8,856)	$(14,425)	$(4,276)	$(4,028)	$(31,585)
Less:
Paid and declared distributions on Series A convertible units	3,131	3,131	2,087	2,124	10,473
Series A convertible units share of undistributed loss	(9,535)	(13,591)	(4,789)	(4,607)	(32,522)
Paid and declared distributions on Series B convertible units	—	—	—	—	—
Series B convertible units share of undistributed loss	—	—	—	(1,328)	(1,328)
Paid and declared distributions on General Partner units	7	8	8	5	28
General Partner units share of undistributed loss	(22)	(32)	(11)	(10)	(75)
Paid and declared distributions on Warrants	33	33	22	22	110
Net loss available to Limited Partners	$(2,470)	$(3,974)	$(1,593)	$(234)	$(8,271)

Loss per limited partner unit:
Basic and diluted	$(0.41)	$(0.67)	$(0.27)	$(0.13)	$(1.51)
Cash distributions paid per unit:
Limited partners:
Common	$0.2000	$0.2000	$0.2000	$0.1333	$0.7333
Series A Convertible	—	0.2000	0.2000	—	0.4000
Series B Convertible	—	—	—	—	—
General partner	0.2000	0.2000	0.2000	0.1333	0.7333

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Westmoreland Resource Partners, LP
	2015
	March 31	June 30	September 30	December 31	Total
	(In thousands, except for per unit data)
Total revenues	$107,243	$95,435	$94,327	$87,695	$384,700
Net (loss) income from operations	(407)	(1,361)	(4,376)	932	(5,212)

Net loss attributable to the Partnership	$(6,007)	$(6,799)	$(12,722)	$(8,160)	$(33,688)
Less:
Paid and declared distributions on Series A convertible units	—	—	3,050	3,050	6,100
Series A convertible units share of undistributed loss	—	—	(8,294)	(10,632)	(18,926)
Paid and declared distributions on General Partner units	7	8	8	7	30
General Partner units share of undistributed loss	4,195	(488)	129	2,309	6,145
Paid and declared distributions on Warrants	33	33	33	33	132
Net loss available to Limited Partners	$(10,242)	$(6,352)	$(7,648)	$(2,927)	$(27,169)

Loss per limited partner unit basic and diluted	$(1.74)	$(1.08)	$(1.30)	$(0.50)	$(4.62)

Distributions paid per unit:
Limited partners:
Common	$—	$0.20	$0.20	$0.20	$0.60
Series A Convertible	—	—	—	0.20	0.20
General partner	—	0.20	0.20	0.20	0.60
27. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing of its Annual Report, and determined that there have been no events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
	By:	WESTMORELAND RESOURCES GP, LLC, its general partner

March 16, 2017	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, which are with the general partner of the registrant, on the dates indicated.

Signature	Title	Date
/s/ Kevin A. Paprzycki	Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)
Kevin A. Paprzycki		March 16, 2017
/s/ Nathan M. Troup	Interim Chief Financial Officer (principal financial officer)
Nathan M. Troup		March 16, 2017
/s/ Michael J. Meyer	Controller (principal accounting officer)
Michael J. Meyer		March 16, 2017
/s/ Jennifer S. Grafton	Director and Chief Legal Officer
Jennifer S. Grafton		March 16, 2017
/s/ Robert T. Clutterbuck	Director
Robert T. Clutterbuck		March 16, 2017
/s/ Keith D. Horton	Director
Keith D. Horton		March 16, 2017
/s/ Kurt D. Kost	Director
Kurt D. Kost		March 16, 2017
/s/ Gerald A. Tywoniuk	Director
Gerald A. Tywoniuk		March 16, 2017
/s/ Charles C. Ungurean	Director
Charles C. Ungurean		March 16, 2017

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Index to Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2
Certificate of Amendment to Certificate of Limited Partnership of Westmoreland Resource Partners, LP executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.1A to the Annual Report on Form 10-K filed on March 6, 2015)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP dated December 31, 2014 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 6, 2015)

3.4
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective August 1, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 6, 2015)

3.5
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective October 28, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

3.6
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective October 28, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

3.7
Certificate of Formation of Westmoreland Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.8
Certificate of Amendment to Certificate of Formation of Westmoreland Resources GP, LLC executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.3A to the Annual Report on Form 10-K filed on March 6, 2015)

3.9
Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated January 1, 2012 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.10
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.11
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC executed as of March 12, 2014 to be effective as of June 24, 2013, entered into to correct, clarify, supersede and replace in its entirety the First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.4B to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2014 filed on May 6, 2014)

10.01
Investors’ Rights Agreement, dated August 24, 2007, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.02
Amendment to Investors’ Rights Agreement dated June 24, 2013 by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Exhibit 10.2A to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.03#
Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan dated July 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.04#
First Amendment to Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan effective December 31, 2013 (incorporated by reference to Annex A to the Information Statement on Schedule 14C (Commission File No. 001-34815) filed on February 4, 2014)

10.05#
Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use (incorporated by reference to Exhibit 10.11A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.06#
Award Agreement for Grant of Phantom Units to Non-Employee Directors dated March 2, 2015 under the Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on April 28, 2015)

10.07
Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.08
Coal Purchase and Sale Agreement No. 10-62-04-900, dated May 21, 2004, by and between Oxford Mining Company, Inc. and American Electric Power Service Corporation, agent for Columbus Southern Power Company (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
10.09
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

10.11
Amendment No. 2006-3 to Coal Purchase and Sale Agreement, dated December 5, 2006 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.12
Amendment No. 2008-6 to Coal Purchase and Sale Agreement, dated December 29, 2008 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.13
Amendment No. 2009-1 to Coal Purchase and Sale Agreement, dated May 21, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.14
Amendment No. 2009-3 to Coal Purchase and Sale Agreement, dated December 15, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.15
Amendment No. 2010-1 to Coal Purchase and Sale Agreement, dated January 11, 2010 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16†
Amendment No. 2010-2 to Coal Purchase and Sale Agreement, dated February 4, 2010 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.17
Amendment No. 2010-3 to Coal Purchase and Sale Agreement, dated April 16, 2010 (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.18†
Amendment No. 2011-5 to Coal Purchase and Sale Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.16K to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.19†
Amendment No. 2012-1 to Coal Purchase and Sale Agreement, dated March 21, 2012 (incorporated by reference to Exhibit 10.16L to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2012 filed on May 9, 2012)

10.20†
Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012 (incorporated by reference to Exhibit 10.16M to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2012 filed on November 7, 2012)

10.21†
Amendment No. 2013-2 to Coal Purchase and Sale Agreement, dated February 6, 2013 (incorporated by reference to Exhibit 10.16N to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.22†
Amendment No. 2013-5 to Coal Purchase and Sale Agreement, dated June 26, 2013 (incorporated by reference to Exhibit 10.16O to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.23
Amendment No. 2014-1 to Coal Purchase and Sale Agreement, dated January 6, 2014 (incorporated by reference to Exhibit 10.16P to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.24†
Amendment No. 2014-2 to Coal Purchase and Sale Agreement, dated February 27, 2014 (incorporated by reference to Exhibit 10.16Q to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.25
Amendment No. 2015-1 to Coal Purchase and Sale Agreement, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2015 filed on April 28, 2015)

10.26
Coal Purchase and Sale Agreement No. 10-62-15-900, dated as of February 26, 2015, by and between Oxford Mining Company, LLC and AEP Generation Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q filed on April 28, 2015)

10.27
Non-Compete Agreement by and among Westmoreland Resource Partners, LP, C&T Coal, Inc., Charles C. Ungurean, Thomas T. Ungurean and Westmoreland Resources GP, LLC (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.28
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
10.31
Contribution Agreement, dated as of October 16, 2014, between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Annex B of the Preliminary Proxy Statement filed on October 24, 2014)

10.32
Membership Interests Redemption Agreement, effective as of October 1, 2014, among Oxford Mining Company, LLC, Harrison Resources, LLC and Consol of Ohio LLC (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2014 filed on October 30, 2014)

10.33
Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 7, 2015)

10.34
Amendment No. 1 to Financing Agreement, dated as of March 13, 2015, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 16, 2015)

10.35
Amendment No. 2 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of July 31, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 4, 2015)

10.36
Services Agreement dated as of March 13, 2015, by and between Westmoreland Resources GP, LLC and Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2015)

10.37
Amendment No. 1 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.38
Loan and Security Agreement, dated as of October 23, 2015, by and among Westmoreland Resource Partners, LP, the lenders party thereto, The PrivateBank and Trust Company, as administrative agent, Oxford Mining Company, LLC, Harrison Resources, LLC, Oxford Mining Company-Kentucky, LLC, Daron Coal Company, LLC, Oxford Conesville, LLC, Westmoreland Kemmerer Fee Coal Holdings, LLC and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.39
Contribution Agreement dated June 1, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 2, 2015)

10.40
Amended and Restated Contribution Agreement dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2015)

10.41†
Fifteenth Amendment to Coal Supply Agreement, Amended and Restated version, dated July 1, 2010, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.42†
Sixteenth Amendment to Coal Supply Agreement, dated October 4, 2011, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.43†
Seventeenth Amendment to Coal Supply Agreement, dated July 31, 2012, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.44†
Eighteenth Amendment to Coal Supply Agreement, dated October 20, 2015, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.45†
Nineteenth Amendment to Coal Supply Agreement, dated April 22, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.46†
Twentieth Amendment to Coal Supply Agreement, dated June 15, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.47†
Coal Supply Agreement, dated July 1, 2010, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.48†
First Amendment to Coal Supply Agreement, dated October 20, 2015, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.49†
Second Amendment to Coal Supply Agreement, dated June 15, 2015, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.50
Unit Exchange Agreement, dated October 28, 2016, between Westmoreland Resource Partners. LP. and Westmoreland Coal Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

21.1*	List of Subsidiaries of Westmoreland Resource Partners, LP
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer of pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

Exhibit Number	Description
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosure
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) our Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) our Consolidated Statements of Partners’ Capital (Deficit) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (v) the notes to our Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

*	Filed herewith (or furnished in the case of Exhibits 32.1, 32.2 and 101).
#	Compensatory plan or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.