Form 10-Q
period 2017-03-31
Westmoreland Resource Partners, LP
filed 2017-05-15
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34815
_________________________
Westmoreland Resource Partners, LP
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	77-0695453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9540 South Maroon Circle, Suite 300 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 922-6463
 _________________________________________
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company.)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, 1,284,840 common units representing limited partner interests in Westmoreland Resource Partners, LP (“Common Units”) were outstanding. The Common Units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash	$20,234	$15,094
Receivables	30,427	37,587
Inventories	17,480	17,559
Assets held for sale	636	934
Other current assets	4,772	5,794
Total current assets	73,549	76,968
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	362,325	359,748
Less accumulated depreciation, depletion and amortization	(134,483)	(124,130)
Net property, plant and equipment	227,842	235,618
Advanced coal royalties	8,979	8,815
Restricted investments	38,111	37,741
Intangible assets, net of accumulated amortization of $4.6 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively	26,632	27,148
Deposits and other assets	468	617
Total Assets	$375,581	$386,907
Liabilities and Partners’ Capital
Current liabilities:
Current installments of long-term debt	$4,179	$3,819
Accounts payable and accrued expenses:
Trade	14,355	19,397
Deferred revenue	5,993	3,547
Production taxes	18,279	16,319
Asset retirement obligations	10,395	10,775
Other current liabilities	2,402	3,284
Total current liabilities	55,603	57,141
Long-term debt, less current installments	315,374	313,827
Asset retirement obligations, less current portion	40,506	41,402
Other liabilities	2,551	2,647
Total liabilities	414,034	415,017
Partners’ capital (deficit):
Limited partners (1,284,840 and 1,221,060 units outstanding as of March 31, 2017 and December 31, 2016, respectively)	27,614	28,261
Series A Convertible Units (16,215,029 and 15,656,551 units outstanding as of March 31, 2017 and December 31, 2016, respectively)	(52,574)	(46,103)
Series B Convertible Units (4,512,500 units outstanding as of March 31, 2017 and December 31, 2016)	(45,187)	(43,360)
General partner (35,291 units outstanding as of March 31, 2017 and December 31, 2016)	31,737	33,281
Accumulated other comprehensive loss	(43)	(189)
Total Westmoreland Resource Partners, LP deficit	(38,453)	(28,110)
Total Liabilities and Partners’ Capital	$375,581	$386,907

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per unit data)
Revenues:
Coal revenues	$73,107	$91,560
Non-coal revenues	1,698	922
Total revenues	74,805	92,482
Costs and expenses:
Cost of coal revenues	59,325	71,211
Cost of non-coal revenues	91	153
Depreciation, depletion and amortization	10,351	15,265
Selling and administrative	3,897	3,268
(Gain) loss on sales of assets	(142)	1,229
Loss on impairment	—	538
Total cost and expenses	73,522	91,664
Operating income	1,283	818
Other (expense) income:
Interest expense	(10,479)	(9,848)
Interest income	206	340
Other income	44	24
Change in fair value of warrants	131	(190)
Total other expenses	(10,098)	(9,674)
Net loss	(8,815)	(8,856)
Less net loss allocated to general partner	(13)	(14)
Net loss allocated to limited partners	$(8,802)	$(8,842)

Net loss	$(8,815)	$(8,856)
Unrealized and realized gain (loss) on available-for-sale securities	146	(28)
Comprehensive loss attributable to the Partnership	$(8,669)	$(8,884)

Net loss per common limited partner unit, basic and diluted:	$(0.32)	$(0.41)

Weighted average number of common limited partner units outstanding, basic and diluted:	1,451	5,885

Cash distribution paid per common limited partner unit	$0.1333	$0.2000
Cash distribution paid per general partner unit	0.1333	0.2000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit)
(Unaudited)

	Limited Partners													Total Partners' Deficit
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Loss
	Units	Capital (Deficit)	Units	Deficit	Units	Deficit	Units	Capital	Units	Deficit	Units	Capital
	(In thousands, except units data)
Balance at December 31, 2016	1,221,060	$28,261	15,656,551	$(46,103)	4,512,500	$(43,360)	856,698	$—	22,246,809	$(61,202)	35,291	$33,281	$(189)	$(28,110)
Net loss	—	(504)	—	(6,471)	—	(1,827)	—	—	—	(8,802)	—	(13)	—	(8,815)
Equity-based compensation	—	42	—	—	—	—	—	—	—	42	—	—	—	42
Issuance of units to LTIP participants	63,780	—	—	—	—	—	—	—	63,780	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	146	146
Distribution for acquisition of Johnson Run (Note 12)	—	—	—	—	—	—	—	—	—	—	—	(1,526)	—	(1,526)
Paid-in-kind Series A convertible unit distribution	—	—	558,478	—	—	—	—	—	558,478	—	—	—	—	—
Cash distribution to unitholders	—	(185)	—	—	—	—	—	—	—	(185)	—	(5)	—	(190)
Balance at March 31, 2017	1,284,840	$27,614	16,215,029	$(52,574)	4,512,500	$(45,187)	856,698	$—	22,869,067	$(70,147)	35,291	$31,737	$(43)	$(38,453)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,815)	$(8,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	10,351	15,265
Accretion of asset retirement obligations	1,335	1,375
Impairment charges	—	538
Non-cash interest expense	2,296	2,269
Amortization of deferred financing costs	706	527
Other	(1,019)	1,483
Changes in operating assets and liabilities:
Receivables, net	7,160	(3,124)
Inventories	79	2,361
Accounts payable and accrued expenses	(2,686)	(3,043)
Accrued interest expense	49	(62)
Deferred revenue	2,446	3,572
Other assets and liabilities	1,195	74
Asset retirement obligations	(1,877)	(1,452)
Net cash provided by operating activities	11,220	10,927
Cash flows from investing activities:
Additions to property, plant, equipment and other	(3,221)	(1,544)
Advance royalties payments	(267)	(8)
Change in restricted investments	(224)	(2,516)
Net proceeds from sales of assets	407	214
Net cash used in investing activities	(3,305)	(3,854)
Cash flows from financing activities:
Repayments of long-term debt	(1,059)	(941)
Cash distributions to unitholders	(190)	(1,183)
Acquisition under common control of Johnson Run	(1,526)	—
Net cash used in financing activities	(2,775)	(2,124)
Net increase in cash	5,140	4,949
Cash, beginning of the period	15,094	3,710
Cash, end of the period	$20,234	$8,659
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,428	$7,052
Non-cash transactions:
Asset retirement obligations capitalized in mine development	$—	$794
Market value of common units vested in LTIP	327	86
Market value of Series A units at date of distribution	2,124	3,050

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts and operations of Westmoreland Resource Partners, LP (the "Partnership") and its consolidated subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the "GP"). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes thereto contained in our 2016 Form 10-K, except as described below.
Accounting Pronouncements Effective in the Future
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance as described in ASU "Leases (Topic 840)." ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Partnership’s operating results and statement of cash flows are expected to be similar to previous GAAP.
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Partnership intends to adopt the amended guidance as of January 1, 2018.
In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

•	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.

•	ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	ASU 2016-19, Technical Corrections and Improvements.

During 2016, the Partnership established an implementation team to develop a multi-phase plan to adopt the requirements of the new standard. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Partnership’s customers. Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have not concluded which transition method we will elect, but we currently anticipate using the full retrospective approach.
2. INVENTORIES
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$5,514	$4,518
Materials and supplies	12,016	13,091
Reserve for obsolete inventory	(50)	(50)
Total	$17,480	$17,559
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
The carrying value and estimated fair value of our restricted investments were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$7,011	$8,581
Available-for-sale securities	31,100	29,160
	$38,111	$37,741

Available-for-Sale Restricted Investments

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Cost basis	$31,143	$29,349
Gross unrealized holding gains	221	167
Gross unrealized holding losses for less than one year	(109)	(106)
Gross unrealized holding losses for more than one year	(155)	(250)
Fair Value	$31,100	$29,160

4. IMPAIRMENT CHARGES
In the first quarter of 2016, management made an operating decision to part-out and scrap a large-capacity shovel resulting in an impairment charge of $0.5 million for the three months ended March 31, 2016. There were no impairment charges incurred for the three months ended March 31, 2017.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Term loan facility	$308,116	$306,189
Capital lease obligations	15,713	16,351
Other	536	589
Total debt outstanding	324,365	323,129
Less debt issuance costs	(4,812)	(5,483)
Less current installments	(4,179)	(3,819)
Total debt outstanding, less current installments	$315,374	$313,827

The following table presents remaining aggregate contractual debt maturities of all long-term debt:

March 31, 2017
(In thousands)
2017	$3,072
2018	312,292
2019	4,105
2020	1,694
2021	1,586
Thereafter	1,616
Total debt	$324,365

Credit Facilities
2014 Financing Agreement
On December 31, 2014, we entered into a financing agreement with the lenders party thereto and U.S. Bank National Association, as administrative and collateral agent (the “2014 Financing Agreement”). As of March 31, 2017, we had a term loan of $308.1 million outstanding under the 2014 Financing Agreement. Borrowings on such term loan bear interest at a variable rate per annum equal to, at our option, (1) the three-month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 0.75%) plus 8.5% or (ii) the Reference Rate (as defined in the 2014 Financing Agreement). As of March 31, 2017, the 2014 Financing Agreement had a cash interest rate of 9.65%, consisting of the LIBOR (1.15%) plus 8.5%. The term loan under the 2014 Financing Agreement matures on December 31, 2018.
The 2014 Financing Agreement also provides for “PIK Interest” (as defined in the 2014 Financing Agreement) at a variable rate per annum between 1.00% and 3.00% based on our Consolidated Total Net Leverage Ratio (as defined in the 2014 Financing Agreement). The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the 2014 Financing Agreement. PIK Interest under the 2014 Financing Agreement was $2.3 million for the three months ended March 31, 2017. The outstanding term loan amount represents the principal balance of $289.7 million, plus PIK Interest of $18.4 million.
During the three months ended March 31, 2017, we paid down $0.4 million of the term loan under the 2014 Financing Agreement with proceeds from oil and gas royalties received. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the acquisition of the Kemmerer Mine, in Lincoln county Wyoming, from WCC, we amended the 2014 Financing Agreement on July 31, 2015 to (i) allow us to make cash distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) when our Consolidated Total Net Leverage ratio is more than 3.75 or Fixed Charge Coverage ratio is less than 1.00 (as such ratios are defined in the 2014 Financing Agreement) and (ii) at any time that we have a revolving loan facility available, require us to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such cash distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement (“Restricted Distributions”). As of March 31, 2017, our Consolidated Total Net Leverage ratio is in excess of 3.75, our Fixed Charge Coverage ratio is below 1.0, and we have made $14.4 million in Restricted Distributions.
As of March 31, 2017, we were in compliance with all covenants under the terms of the 2014 Financing Agreement.
Revolving Credit Facility
On October 23, 2015, the Partnership and its subsidiaries entered into a loan and security agreement (the “Revolving Credit Facility”) with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million, subject to borrowing base calculations as defined in the agreement and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Revolving Credit Facility contains the same terms as the 2014 Financing Agreement regarding Restricted Distributions. At March 31, 2017, availability under the Revolving Credit Facility was $14.7 million.
Capital Leases
We did not enter into any new capital leases during the three months ended March 31, 2017.
6. DISTRIBUTIONS OF AVAILABLE CASH
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement and the Revolving Credit Facility. Available cash is determined at the end of each quarter and is generally defined in the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement") as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

We made cash distributions as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Limited Partner common units	$163	$1,142
General Partner units	5	8
Warrants	22	33

Both our 2014 Financing Agreement and Revolving Credit Facility restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of March 31, 2017, these ratios are not met, and we do not foresee them being met in the near future. As of March 31, 2017, we have distributed $14.4 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On April 27, 2017, we announced a quarterly cash distribution for the quarter ended March 31, 2017, of $0.1333 per limited partner common unit, general partner unit and warrant with distribution rights. Additionally, we declared a paid-in-kind unit distribution of $0.1333 per Series A Convertible Unit. The cash distribution totaling approximately $0.2 million, was payable to all common unitholders and warrant holders on May 15, 2017 to all common unitholders and warrant holders of record as of May 11, 2017, which record date was revised via press release on May 1, 2017.

7. FAIR VALUE MEASUREMENTS

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.

In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of March 31, 2017, the fair value of each warrant was $4.68, based on the following: spot price of $4.80 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 1 measurement.

See Note 3. Restricted Investments to the consolidated financial statements (unaudited) for additional disclosures related to fair value measurements of restricted investments.

8. UNIT-BASED COMPENSATION

We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). We recognized compensation expense from unit-based arrangements shown in the following table:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$42	$64
A summary of restricted common unit award activity for the three months ended March 31, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Unvested balance at December 31, 2016	63,780	$3.92
Granted	—	—
Vested	(63,780)	3.92
Unvested balance at March 31, 2017	—	$—	$—

9. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts

We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of March 31, 2017, the remaining terms of our long-term contracts range from one to nine years.

Purchase Commitments

In April 2016, we entered into a fixed price agreement to purchase 1.0 million tons of coal from a third party through December 31, 2017. Through March 31, 2017 we have purchased 0.6 million coal tons under the purchase commitment.

From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.

Litigation

There have been no material changes in our litigation since December 31, 2016. For additional information, refer to Note 21. Commitments and Contingencies to the consolidated financial statements of our 2016 Form 10-K.

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

10. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.16% beneficial general partner interests and 99.84% limited partner interests as of March 31, 2017. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our consolidated balance sheets.
Series A Convertible Units
WCC, the owner of our General Partner, holds and participates in distributions on our Series A Convertible Units. Series A Convertible Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors’ election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
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
Liquidation Units
All subordinated units were transferred to WCC in connection with our GP being acquired on December 31, 2014. These units were then converted to liquidation units which have no distribution or voting rights, other than in connection with liquidation. For tax purposes, liquidation units are allocated additional taxable income but no additional taxable loss compared to other unit classes.
Warrants
In June 2013, in connection with a prior credit facility, certain lenders and lender affiliates received warrants entitling them to purchase 166,557 common units at $0.12 per unit. The warrants participate in distributions whether or not exercised.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding Units

	March 31, 2017	December 31, 2016
Limited partner common units	1,284,840	1,221,060
Series A Units	16,215,029	15,656,551
Series B Units	4,512,500	4,512,500
Liquidation units	856,698	856,698
Warrants	166,557	166,557
General Partner units	35,291	35,291
Net Income (Loss) attributable to limited partners
Net income (loss) is allocated to the GP and the limited partners in accordance with their respective ownership percentages, after giving effect to distributions and declared distributions on Series A Convertible Units, and General Partner units, including incentive distribution rights. Unvested unit-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted limited partners’ net income (loss) per common unit. Basic and diluted limited partners’ net income (loss) per common unit is calculated by dividing limited partners’ interest in net income (loss) by the weighted average number of outstanding limited partner units during the period. We determined basic and diluted limited partners’ net loss per common unit as follows (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to the Partnership	$(8,815)	$(8,856)
Less:
Paid and declared distributions on Series A convertible units	2,162	3,131
Series A convertible units share of undistributed loss	(8,229)	(9,535)
Paid and declared distributions on Series B convertible units	—	—
Series B convertible units share of undistributed loss	(2,292)	—
Paid and declared distributions on General Partner units	5	7
General Partner units share of undistributed loss	(18)	(22)
Paid and declared distributions on Warrants	22	33
Net loss available to limited partners	$(465)	$(2,470)

Weighted average number of common units used in computation of Limited Partners' net loss per common unit (basic and diluted)[1,2]	1,451	5,885
Limited Partners' net loss per common unit (basic and diluted)	$(0.32)	$(0.41)
____________________
1 Unvested LTIP units are not dilutive units for the periods presented herein, but could be in the future. Anti-dilutive units are not used in calculating diluted average units.
2 Reflects the impact of the outstanding common unit warrants for the three months ended March 31, 2017 and 2016, respectively.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table reflects the changes in accumulated other comprehensive loss arising from our available-for-sale securities (net of tax):

Accumulated Other Comprehensive Loss
(In thousands)
Balance at December 31, 2016	$(189)
Other comprehensive loss before reclassification	116
Amounts reclassified from accumulated other comprehensive loss	30
Balance at March 31, 2017	$(43)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017:

	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net loss is presented
Details about accumulated other comprehensive loss components	Three Months Ended March 31, 2017

	(In thousands)
Realized gains and losses on available-for-sale securities	$30	Other income

12. RELATED PARTY TRANSACTIONS
In 2015, the Partnership and the GP entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice prior to the end of any fiscal year. Under the terms of the Services Agreement, our GP provides services through its employees, or employees of its affiliates, to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. The current terms of the Services Agreement expires on December 31, 2017, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three months ended March 31, 2017 were for employee-related costs. Reimbursable costs under the Services Agreement totaling $0.9 million and $2.7 million were included in accounts payable as of March 31, 2017 and December 31, 2016, respectively. In December 2016, the Partnership prepaid the GP for the 2017 annual management fee of $2.2 million, of which $1.6 million was included in Other current assets at March 31, 2017.
On January 9, 2017 the Partnership acquired surface coal reserves ("Johnson Run") through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, a wholly owned subsidiary of WCC, for $1.7 million.
Finally, we sold coal to a subsidiary of WCC, which generated $3.8 million in coal revenues for the three months ended March 31, 2017.
13. SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Ohio and Wyoming, selling high-value thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and Wyoming. All of our operations have similar economic characteristics including but not limited to coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. Our Ohio operating subsidiaries share customers and a particular customer may receive coal from any one of such Ohio operating subsidiaries. We also lease or sublease coal reserves to others through our Ohio operations in exchange for a per ton royalty rate.
14. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of its Quarterly Report on Form 10-Q, and determined that there have been no events that have not been disclosed elsewhere in the Notes to the Consolidated Financial Statements (Unaudited) that have occurred that would require adjustments to disclosures in the consolidated financial statements (unaudited).

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our 2016 Form 10-K and filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout this Quarterly Report on Form 10-Q. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

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

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs and/or recognize favorable tax credits

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decision to run their plants;

•	Seasonal variations and inclement weather which may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	The effect of consummating financing, acquisition and/or disposition transactions;

•	The inability to renew our mineral leases or material changes in lease royalties;

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

•	Other factors that are described under the heading “Risk Factors” found in our reports filed with the SEC, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.
Overview
We sell almost all of our coal under multi-year agreements to electric generation companies. These contracts often contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
One of the major factors affecting the volume of coal that we sell in any given year is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Overview

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Total Revenues	$74.8	$92.5	$(17.7)	(19.1)%
Net loss	(8.8)	(8.9)	0.1	1.1%
Adjusted EBITDA[1]	12.9	19.3	(6.4)	(33.2)%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

The revenue decrease of $17.7 million was driven by difficult weather conditions in Wyoming and difficult market conditions in Ohio. Despite these revenue decreases, our net loss remained relatively unchanged due to strong cost controls and decreases in depreciation, depletion, and amortization expense. Adjusted EBITDA declined as the decreases in depreciation, depletion, and amortization expense do not impact this metric. These results are discussed in more detail below.
Coal and Non-Coal Revenues

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Coal revenues	$73.1	$91.6	$(18.5)	(20.2)%
Non-coal revenues	1.7	0.9	0.8	88.9%
Total Revenues	$74.8	$92.5	$(17.7)	(19.1)%

The Coal revenues decrease of $18.5 million, or 20.2%, for the three months ended March 31, 2017 was primarily attributable to a 17.1% decrease in tons sold in the amount of $15.7 million, compounded by a $1.59 per ton, or an aggregate $2.8 million, decrease in the average sales price per ton for the three months ended March 31, 2017. Volumes were pressured in Wyoming due to unusually high amounts of precipitation, which restricted our ability to supply coal. Weather conditions are inherently unpredictable and could have positive or negative impacts on mining conditions in future periods. Volumes and pricing were pressured in Ohio due to a challenging coal market. Whether pricing and volume softness in this region persist in future periods is dependent upon fluctuations in market demand in the region.

Non-coal revenues, primarily from limestone sales, non-coal services and other miscellaneous revenue increased $0.8 million for the three months ended March 31, 2017 primarily attributable to a $0.6 million increase in oil and gas royalties compounded by a $0.2 million increase in limestone sales.

Cost and Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Cost of coal revenues	$59.3	$71.2	$(11.9)	(16.7)%
Depreciation, depletion and amortization	10.4	15.3	(4.9)	(32.0)%
Selling and administrative	3.9	3.3	0.6	18.2%

Cost of coal revenues (excluding depreciation, depletion and amortization (“DD&A”)) decreased $11.9 million for the three months ended March 31, 2017. The decrease was primarily attributable to a 0.4 million decrease in tons sold, which corresponds to a $12.2 million decrease in cost of coal revenues, offset in part by an increase in the cost to produce coal of $0.17 per ton, or an aggregate $0.3 million, for the three months ended March 31, 2017.

DD&A expense decreased $4.9 million for the three months ended March 31, 2017, comprised of a $3.0 million decrease in amortization expense compounded by a $1.3 million and $0.6 million decrease in depreciation expense and depletion, respectively, for the three months ended March 31, 2017. The decrease in DD&A is due to the decreased volumes of coal deliveries as well as lower depreciation expense as a result of a smaller and aging fleet at our Ohio operations.

Nonoperating Results (including interest expense, interest income, and change in fair value of warrants)

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Interest expense	$10.5	$9.8	$0.7	7.1%
Interest income	0.2	0.3	(0.1)	(33.3)%
Change in fair value of warrants	0.1	(0.2)	0.3	*
____________________
* Not meaningful.

Nonoperating results were consistent period-over-period.
Non-GAAP Financial Measures
Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, United States GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance, and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

Reconciliation of Net Loss to Distributable Cash Flow

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(8,815)	$(8,856)
Interest expense, net of interest income	10,273	9,508
Depreciation, depletion and amortization	10,351	15,265
Accretion of ARO	1,335	1,375
EBITDA	13,144	17,292
Impairment charges	—	538
Loss (gain) on sale of assets	(142)	1,229
Share-based compensation	42	64
Other non-cash and non-recurring costs[1]	(175)	166
Adjusted EBITDA	12,869	19,289
Deferred revenue	2,446	3,572
Reclamation and mine closure costs	(1,873)	(1,888)
Maintenance capital expenditures and other capitalized items	(3,151)	(1,545)
Cash interest expense, net of interest income	(7,222)	(6,712)
Other	—	(1,020)
Distributable Cash Flow	$3,069	$11,696
____________________
1 Includes non-cash activity from the change in fair value of investments and warrants.

Liquidity and Capital Resources
Liquidity

We had the following liquidity at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$20.2	$15.1
Availability under the Revolving Credit Facility	14.7	15.0
Total	$34.9	$30.1
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

Debt Obligations

See Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited) for a description of our debt and available lines of credit.

As of March 31, 2017, the outstanding balance on our 2014 Financing Agreement was $308.1 million. This amount represents the principal balance of $289.7 million, plus PIK interest of $18.4 million as of March 31, 2017. As of March 31, 2017, our 2014 Financing Agreement had a cash interest rate of 9.65%, consisting of the LIBOR (1.15%) plus 8.50%. Additionally, as of March 31, 2017, availability under the Revolving Credit Facility was $14.7 million

Cash Distributions

Our Partnership Agreement requires that we distribute all of our available cash quarterly subject to certain restrictions under our 2014 Financing Agreement and our Revolving Credit Facility described further below. Under our Partnership Agreement, available cash is determined at the end of each quarter and generally defined as cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, to make payments related to any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash may also include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Both our 2014 Financing Agreement and Revolving Credit Facility restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met, see Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited). As of March 31, 2017, these ratios are not met, and we do not foresee them being met in the near future.

As of March 31, 2017, we have distributed $14.4 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On April 27, 2017, we announced a quarterly cash distribution for the quarter ended March 31, 2017, of $0.1333 per common unit, warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units (“First Quarter Distribution”). The First Quarter Distribution, totaling cash of approximately $0.2 million, will be paid on May 15, 2017 to all common unitholders and warrant holders of record as of May 11, 2017. The First Quarter Distribution will bring the aggregate remaining permitted Restricted Distributions total to $0.4 million at that time. If we are unable to refinance or modify our Term Loan, we are only permitted to make $0.4 million in additional Restricted Distributions subsequent to payment of the First Quarter Distribution.

Historical Sources and Uses of Cash

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,220	$10,927
Investing activities	(3,305)	(3,854)
Financing activities	(2,775)	(2,124)
Net cash provided by (used in) operating, investing and financing activities were consistent period-over-period.
Capital Expenditures

Our mining operations require investments to maintain, expand, and upgrade existing operations and to meet environmental and safety regulations. We have funded and expect to continue funding capital expenditures primarily from cash generated by our operations, borrowings under the 2014 Financing Agreement, and proceeds from asset sales. In the future, we may also fund capital expenditures with borrowings under the Revolving Credit Facility.

The following table summarizes our capital expenditures by type for the three months ended March 31, 2017, and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Coal reserves	$—	$—
Mine development	35	180
Equipment and components	2,725	1,364
Total	$2,760	$1,544

Critical Accounting Policies and Estimates

Please refer to the corresponding section in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K for a discussion of our accounting policies and estimates.

Recent Accounting Pronouncements
See Note 1. Basis Of Presentation to the consolidated financial statements (unaudited).
Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation obligations, postretirement medical benefit obligations, and other obligations. These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
There have been no material changes to our off-balance sheet arrangements since December 31, 2016. Our off-balance sheet arrangements are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K.
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2016. For additional information, refer to Part II - Item 7A - Quantitative and Qualitative Disclosures about Market Risk of our 2016 Form 10-K.
Item 4 - CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

Beginning January 1, 2017, the Partnership implemented a new enterprise resource planning (“ERP”) system which will improve the timeliness and quality of information (including financial information) to all appropriate levels of Partnership personnel. The integration was not in response to any identified deficiency or material weakness in the Partnership’s internal control over financial reporting. The integration of the ERP system will likely affect the processes included in our internal controls over financial reporting and will require testing for operating effectiveness.

Also beginning January 1, 2017 and in connection with the implementation of the new ERP system discussed immediately above, the Partnership initiated the centralization of controls from our local office in Coshocton, Ohio to the Partnership’s corporate offices in Englewood, CO. The centralization was not in response to any identified deficiency or material weakness in the Partnership’s internal controls over financial reporting. The centralization will be completed throughout 2017 and will affect the processes that constitute our internal controls over financial reporting. The centralized control framework will require testing for operating effectiveness.

PART II
OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 9. Commitments And Contingencies to the consolidated financial statements (unaudited) for a description of any pending legal proceedings, which information is incorporated herein by reference.
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2016 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2016 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Item 4 - MINE SAFETY DISCLOSURES
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
Item 6 - EXHIBITS
The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	May 15, 2017	By:	/s/ Nathan M. Troup
Nathan M. Troup
Interim Chief Financial Officer
(Principal Financial Officer and A Duly Authorized Officer)

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