Form 10-Q
period 2017-06-30
Westmoreland Resource Partners, LP
filed 2017-08-04
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017, 1,284,840 common units representing limited partner interests in Westmoreland Resource Partners, LP (“Common Units”) were outstanding. The Common Units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,096	$15,094
Receivables	34,385	37,587
Inventories	17,232	17,559
Assets held for sale	507	934
Other current assets	2,631	5,794
Total current assets	77,851	76,968
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	364,447	359,748
Less accumulated depreciation, depletion and amortization	(145,260)	(124,130)
Net property, plant and equipment	219,187	235,618
Advanced coal royalties	8,940	8,815
Restricted investments	38,414	37,741
Intangible assets, net of accumulated amortization of $5.2 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively	25,833	27,148
Deposits and other assets	711	617
Total Assets	$370,936	$386,907
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$4,200	$3,819
Accounts payable and accrued expenses:
Trade	19,955	19,397
Deferred revenue	2,172	3,547
Production taxes	15,919	16,319
Asset retirement obligations	11,570	10,775
Other current liabilities	1,980	3,284
Total current liabilities	55,796	57,141
Long-term debt, less current installments	317,202	313,827
Asset retirement obligations, less current portion	36,655	41,402
Other liabilities	2,142	2,647
Total liabilities	411,795	415,017
Partners’ capital (deficit):
Limited partners (1,284,840 and 1,221,060 units outstanding as of June 30, 2017 and December 31, 2016, respectively)	27,322	28,261
Series A Convertible Units (16,501,695 and 15,656,551 units outstanding as of June 30, 2017 and December 31, 2016, respectively)	(54,306)	(46,103)
Series B Convertible Units (4,512,500 units outstanding as of June 30, 2017 and December 31, 2016)	(45,666)	(43,360)
General partner (35,291 units outstanding as of June 30, 2017 and December 31, 2016)	31,729	33,281
Accumulated other comprehensive income (loss)	62	(189)
Total Westmoreland Resource Partners, LP deficit	(40,859)	(28,110)
Total Liabilities and Partners’ Capital	$370,936	$386,907

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues	$81,051	$80,467	$155,856	$172,949
Costs and expenses:
Cost of sales	59,812	62,797	119,228	134,161
Depreciation, depletion and amortization	10,110	14,547	20,461	29,812
Selling and administrative	3,714	2,844	7,611	6,112
(Gain) loss on sales of assets	(220)	407	(362)	1,636
Loss on impairment	—	4,163	—	4,701
Total cost and expenses	73,416	84,758	146,938	176,422
Operating income (loss)	7,635	(4,291)	8,918	(3,473)
Other (expense) income:
Interest expense	(10,653)	(10,247)	(21,132)	(20,095)
Interest income	233	79	439	419
Other income	21	30	65	54
Change in fair value of warrants	412	4	543	(186)
Total other expenses	(9,987)	(10,134)	(20,085)	(19,808)
Net loss	(2,352)	(14,425)	(11,167)	(23,281)
Less net loss allocated to general partner	(4)	(23)	(17)	(37)
Net loss allocated to limited partners	$(2,348)	$(14,402)	$(11,150)	$(23,244)

Net loss	$(2,352)	$(14,425)	$(11,167)	$(23,281)
Unrealized and realized gain on available-for-sale securities	105	290	251	262
Comprehensive loss attributable to the Partnership	$(2,247)	$(14,135)	$(10,916)	$(23,019)

Net loss per common limited partner unit, basic and diluted:	$(0.07)	$(0.67)	$(0.38)	$(1.08)

Weighted average number of common limited partner units outstanding, basic and diluted:	1,506	5,900	1,479	5,892

Cash distribution paid per limited partner common unit	$0.1333	$0.2000	$0.1333	$0.4000
Cash distribution paid per Series A convertible unit	—	0.2000	—	0.2000
Cash distribution paid per general partner unit	0.1333	0.2000	0.1333	0.4000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit) (Unaudited)

	Limited Partners													Total Partners' Deficit
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Income (Loss)
	Units	Capital (Deficit)	Units	Deficit	Units	Deficit	Units	Capital	Units	Deficit	Units	Capital
	(In thousands, except units data)
Balance at December 31, 2016	1,221,060	$28,261	15,656,551	$(46,103)	4,512,500	$(43,360)	856,698	$—	22,246,809	$(61,202)	35,291	$33,281	$(189)	$(28,110)
Net loss	—	(641)	—	(8,203)	—	(2,306)	—	—	—	(11,150)	—	(17)	—	(11,167)
Equity-based compensation	—	81	—	—	—	—	—	—	—	81	—	—	—	81
Issuance of units to LTIP participants	63,780	—	—	—	—	—	—	—	63,780	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	251	251
Distribution for acquisition of Johnson Run (Note 12)	—	—	—	—	—	—	—	—	—	—	—	(1,526)	—	(1,526)
Paid-in-kind Series A convertible unit distribution	—	—	845,144	—	—	—	—	—	845,144	—	—	—	—	—
Cash distribution to unitholders	—	(379)	—	—	—	—	—	—	—	(379)	—	(9)	—	(388)
Balance at June 30, 2017	1,284,840	$27,322	16,501,695	$(54,306)	4,512,500	$(45,666)	856,698	$—	23,155,733	$(72,650)	35,291	$31,729	$62	$(40,859)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,167)	$(23,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	20,461	29,812
Accretion of asset retirement obligations	2,672	2,779
Equity-based compensation	81	125
Impairment charges	—	4,701
Non-cash interest expense	4,639	4,554
Amortization of deferred financing costs	1,421	1,235
Other	(1,263)	1,825
Changes in operating assets and liabilities:
Receivables, net	3,202	(2,414)
Inventories	867	4,331
Accounts payable and accrued expenses	2,679	(6,806)
Interest payable	21	(17)
Deferred revenue	(1,375)	—
Other assets and liabilities	2,721	2,071
Asset retirement obligations	(5,219)	(4,745)
Net cash provided by operating activities	19,740	14,170
Cash flows from investing activities:
Additions to property, plant, equipment and other	(7,054)	(2,529)
Advance royalties payments	(318)	(16)
Change in restricted investments	(440)	(2,720)
Net proceeds from sales of assets	608	354
Net cash used in investing activities	(7,204)	(4,911)
Cash flows from financing activities:
Repayments of long-term debt	(2,620)	(1,857)
Cash distributions to unitholders	(388)	(5,502)
Acquisition under common control of Johnson Run	(1,526)	—
Net cash used in financing activities	(4,534)	(7,359)
Net increase in cash and cash equivalents	8,002	1,900
Cash and cash equivalents, beginning of the period	15,094	3,710
Cash and cash equivalents, end of the period	$23,096	$5,610
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,174	$14,306
Non-cash transactions:
Accrued purchases of property and equipment	$332	$1,582
Property, plant and equipment acquired with debt	—	9,259
Asset retirement obligations capitalized in mine development	—	3,400
Market value of common units vested in LTIP	328	86
Market value of Series A convertible units at date of distribution	2,124	3,050

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts and operations of Westmoreland Resource Partners, LP (the “Partnership”) and its consolidated subsidiaries and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the “GP”). The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance as described in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Partnership’s operating results and statement of cash flows are expected to be similar to previous GAAP.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which was issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Partnership intends to adopt the amended guidance as of January 1, 2018.
In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

•	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

•	ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.

•	ASU 2016-19, Technical Corrections and Improvements.

We have established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing its conclusions on how the guidance will be applied to a sample of our coal sales contracts comprising greater than half of our consolidated revenues. The team is also evaluating the expanded disclosures required by the new standard and reviewing our system capabilities, processes, and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We will be adopting the standard under the full retrospective approach.

2. INVENTORIES
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$5,922	$4,518
Materials and supplies	11,360	13,091
Reserve for obsolete inventory	(50)	(50)
Total	$17,232	$17,559
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
The carrying value and estimated fair value of our restricted investments were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$7,148	$8,581
Available-for-sale securities	31,266	29,160
	$38,414	$37,741

Available-for-Sale Restricted Investments

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Cost basis	$31,204	$29,349
Gross unrealized holding gains	360	167
Gross unrealized holding losses	(298)	(356)
Fair value	$31,266	$29,160

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

4. IMPAIRMENT CHARGES
In April 2016, we entered into an agreement to purchase 1.0 million tons of coal (“purchased coal”) from a third party through December 31, 2017. The purchased coal has been used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the purchased coal agreement, we down-sized our work force and incurred a $0.3 million severance charge for the three months ended June 30, 2016 and an impairment charge on excess equipment of $4.2 million for the three months ended June 30, 2016. Impairment charges for the six months ended June 30, 2016 were $4.7 million. There were no impairment charges incurred for the six months ended June 30, 2017.
5. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Term Loan	$309,594	$306,189
Capital Lease Obligations	15,458	16,351
Other	483	589
Total debt outstanding	325,535	323,129
Less debt issuance costs	(4,133)	(5,483)
Less current installments	(4,200)	(3,819)
Total debt outstanding, less current installments	$317,202	$313,827
The following table presents remaining aggregate contractual debt maturities of all long-term debt:

June 30, 2017
(In thousands)
2017	$2,764
2018	313,770
2019	4,105
2020	1,694
2021	1,586
Thereafter	1,616
Total debt	$325,535

Covenant Compliance
Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants, financial covenants and cross-default provisions. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows and refinance debt obligations as they become due. Should we be unable to comply with any future debt-related covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable.
We are in compliance with all covenants and conditions under our debt agreements as of June 30, 2017. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows. Based on our quarterly projections, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Quarterly Report.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

Credit Facilities
Term Loan
Pursuant to the financing agreement (“2014 Financing Agreement”), dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, the term loan of the Partnership (“Term Loan”) matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (1.30% as of June 30, 2017), or floor of 0.75%, plus 8.50% or the reference rate, as defined in the 2014 Financing Agreement. As of June 30, 2017, the cash interest rate is 9.80%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $4.6 million for the six months ended June 30, 2017. The outstanding Term Loan amount as of June 30, 2017 represents the principal balance of $288.9 million, plus PIK Interest of $20.7 million.
During the three and six months ended June 30, 2017, respectively, we paid down $0.9 million and $1.2 million of the Term Loan with proceeds from oil and gas royalties received. The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from such events.
The 2014 Financing Agreement permits cash distributions, in an aggregate amount not to exceed $15.0 million, if we do not meet the following requirements (“Restricted Distributions”): (i) consolidated total net leverage ratio of greater than 3.75 or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement) and (ii) liquidity of greater than $7.5 million after giving effect to such cash distribution and applying our availability under the Revolver, as defined below. As of June 30, 2017, our consolidated total net leverage ratio is in excess of 3.75, our fixed charge coverage ratio is below 1.00, and we have made $14.6 million in Restricted Distributions.
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a loan and security agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent (the "Revolver"), which permits borrowings up to the aggregate principal amount of $15.0 million, subject to borrowing base calculations as defined in the agreement and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the Revolver on a dollar-for-dollar basis. The Revolver contains the same terms as the 2014 Financing Agreement regarding Restricted Distributions. At June 30, 2017, availability under the Revolver was $15.0 million.
Capital Lease Obligations
The Partnership engages in leasing transactions for equipment utilized in its mining operations. During the six months ended June 30, 2017, the Partnership did not enter into any new capital leases.
6. DISTRIBUTIONS OF AVAILABLE CASH
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement and the loan and security agreement governing the Revolver. Available cash is determined at the end of each quarter and is generally defined in the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest, to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

We made cash distributions as follows (in thousands):

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Limited Partner common units	$171	$1,147	$334	$2,289
Series A convertible units	—	3,132	—	3,132
General Partner units	5	7	10	15
Warrants	22	33	44	66

Both our 2014 Financing Agreement and loan and security agreement governing the Revolver restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of June 30, 2017, these ratios were not met, and we do not foresee them being met in the near future. As of June 30, 2017, we have made $14.6 million in Restricted Distribution payments. On July 28, 2017, we announced a quarterly cash distribution for the quarter ended June 30, 2017, of $0.1333 per limited partner common unit, general partner unit and warrant with distribution rights. The cash distribution totaling approximately $0.2 million will be paid on August 14, 2017 to all common unitholders and warrant holders of record as of August 7, 2017. Additionally, we declared a paid-in-kind unit distribution of $0.1333 per Series A Convertible Unit. If we are unable to either refinance or modify our Term Loan or meet the required ratios noted in Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited), we are only permitted to make $0.2 million in additional Restricted Distributions, including any cash distributions to WCC, subsequent to payment of the Second Quarter Distribution.

7. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. For other fair value disclosures, see also Note 3. Restricted Investments to the consolidated financial statements (unaudited).

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
The book values of cash and cash equivalents, receivables and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.

In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of June 30, 2017, the fair value of each warrant was $2.09, based on the following: spot price of $2.21 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 1 measurement.

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2017, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
June 30, 2017	$15,941	$15,941	$305,461	$274,765
December 31, 2016	16,940	16,940	300,706	277,867

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

8. UNIT-BASED COMPENSATION

We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). We recognized compensation expense from unit-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$39	$63	$81	$127
A summary of restricted common unit award activity for the six months ended June 30, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Unvested balance at December 31, 2016	63,780	$3.92
Granted	82,240	3.04
Vested	(63,780)	3.92
Unvested balance at June 30, 2017	82,240	$3.04	$211

9. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of June 30, 2017, the remaining terms of our long-term contracts range from one to nine years.

Purchase Commitments
In April 2016, we entered into a fixed price agreement to purchase 1.0 million tons of coal from a third party through December 31, 2017. Through June 30, 2017 we have purchased 0.7 million coal tons under the purchase commitment.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

10. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.16% beneficial general partner interests and 99.84% limited partner interests as of June 30, 2017. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our consolidated balance sheets.
Series A Convertible Units
WCC, the owner of our GP, holds and participates in distributions on our Series A Convertible Units. Series A Convertible Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect to the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors’ election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

Outstanding Units

	June 30, 2017	December 31, 2016
Limited partner common units	1,284,840	1,221,060
Series A convertible units	16,501,695	15,656,551
Series B convertible units	4,512,500	4,512,500
Liquidation units	856,698	856,698
Warrants	166,557	166,557
General Partner units	35,291	35,291
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to the Partnership	$(2,352)	$(14,425)	$(11,167)	$(23,281)
Less:
Paid and declared distributions on Series A convertible units	2,200	3,131	4,362	6,262
Series A convertible units share of undistributed loss	(3,510)	(13,591)	(11,739)	(23,126)
Series B convertible units share of undistributed loss	(960)	—	(3,252)	—
Paid and declared distributions on General Partner units	5	8	10	15
General Partner units share of undistributed loss	(7)	(32)	(25)	(54)
Paid and declared distributions on Warrants	22	33	44	66
Net loss available to limited partners	$(102)	$(3,974)	$(567)	$(6,444)

Weighted average number of common units used in computation of Limited Partners' net loss per common unit (basic and diluted)[1]	1,506	5,900	1,479	5,892
Limited Partners' net loss per common unit (basic and diluted)	$(0.07)	$(0.67)	$(0.38)	$(1.08)
____________________
1 Reflects the impact of the outstanding common unit warrants for the three and six months ended June 30, 2017 and 2016, respectively.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) arising from our available-for-sale securities (net of tax):

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2016	$(189)
Other comprehensive income before reclassification	237
Amounts reclassified from accumulated other comprehensive income	14
Balance at June 30, 2017	$62

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statements where presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

	(In thousands)
Realized (gains) and losses on available-for-sale securities	$(16)	$14	Other income

12. RELATED PARTY TRANSACTIONS
In 2015, the Partnership and the GP entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice prior to the end of any fiscal year. Under the terms of the Services Agreement, our GP provides services through its employees, or employees of its affiliates, to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services and reimburses the GP at cost for other expenses. The current terms of the Services Agreement expires on December 31, 2017, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and six months ended June 30, 2017 were for employee-related costs. Reimbursable costs under the Services Agreement totaling $2.5 million and $2.7 million were included in accounts payable as of June 30, 2017 and December 31, 2016, respectively. In December 2016, the Partnership prepaid the GP for the 2017 annual management fee of $2.2 million, of which $1.1 million was included in Other current assets at June 30, 2017.
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, a wholly owned subsidiary of WCC, for $1.7 million.
Finally, we sold coal to a subsidiary of WCC, which generated $8.3 million and $12.1 million in revenues for the three and six months ended June 30, 2017, respectively, and $6.4 million and $14.3 million in revenues for the three and six months ended June 30, 2016, respectively.
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
14. SUBSEQUENT EVENTS
On July 1, 2017, Westmoreland Kemmerer, LLC, entered into an amendment to its coal supply agreement with PacifiCorp, the owner of the Naughton Power Plant, to provide additional coal to the plant as a result of PacifiCorp’s plan to extend Naughton Unit 3 operations through the end of 2018.
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of its Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the Notes to the Consolidated Financial Statements (Unaudited) that would require adjustments to disclosures in the consolidated financial statements (unaudited).

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our 2016 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout this Quarterly Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	The effect of consummating financing, acquisition and/or disposition transactions;

•	Seasonal variations and inclement weather which may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments;

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

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs and/or recognize favorable tax credits;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decision to run their plants;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	The inability to renew our mineral leases or material changes in lease royalties;

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control (see additional information in our discussion below under Cash Distributions);

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
Overview
We sell the majority of our coal under multi-year agreements to electric generation companies. These contracts often contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. For our contracts that are not cost-protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production, such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time.
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, economic conditions, power plant outages and other factors discussed herein. During the three and six month periods ended June 30, 2017, our financial results were impacted by several more specific trends and activities, which are described below.

•
Coal Pricing. Our operations in Ohio are exposed to changes in the price of coal on the open market. In recent quarters, the price of coal has been volatile and has generally been pressured by reduced demand, political pressures, and the price of competing products, such as natural gas, that are used in electric power generation. While approximately 72% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Recent pricing pressure has resulted in depressed revenues, net income and adjusted EBITDA in recent quarters. Whether pricing and volume softness in this region persists in future periods is dependent upon fluctuations in market demand in the region.

•
Weather. During the first six months of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, during the first quarter, our operations in Wyoming experienced unusually high amounts of precipitation, which restricted our ability to supply coal and lowered our coal tons sold and our revenues in the first quarter of 2017. While some of this decline in revenues was offset in the second quarter by customers seeking to replenish stockpiles, a trend that we believe will continue throughout the year, weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions in future periods.

•
Key contract renewals. During the second quarter of 2017, we amended our coal supply agreement with PacifiCorp to sell additional tons of coal during 2018 in response to PacifiCorp's plan to operate Unit 3 at its Naughton generating station through the end of 2018. While this amendment will result in more cash and more revenues from this agreement through 2018, it will also result in revenue recognition being deferred into later periods when lower priced coal tons are sold. Accordingly, 2017 revenues from this contract are expected to be lower than previously expected as more revenues will be deferred into 2018.

•
Cost Reduction Activities. Since 2016, we and our parent affiliate, WCC, have sought to reduce costs throughout our organizations. Cost reduction activities during 2016 resulted in disciplined capital expenditure decisions, lower inventory costs, reduced headcount and a decreased reliance on outside services. These factors, in turn, have resulted in lower depreciation, cost of coal revenues and selling and administrative expenses in the 2017 periods as compared to 2016 periods. Cost reduction activities are ongoing.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary Financial Data	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$81.1	$80.5	$0.6	0.7%
Operating income (loss)	$7.6	$(4.3)	$11.9	*
Net loss	$(2.4)	$(14.4)	$12.0	83.3%

Tons sold - millions of equivalent tons	1.9	1.7	0.2	11.8%
Adjusted EBITDA[1]	$18.9	$16.3	$2.6	16.0%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
*Not meaningful

Second quarter 2017 results were driven by increased sales volumes compared to the year-ago second quarter and the impact of ongoing cost reduction efforts, partially offset by lower coal pricing. This resulted in an improvement in net loss of $12.0 million during the second quarter of 2017 compared with the second quarter of 2016.

Revenues
Total revenues increased 0.7% and coal tons sold increased 11.8% in the 2017 second quarter compared with the second quarter of 2016. This increase was driven by increased sales volume from the Kemmerer mine as customers sought to replenish stockpiles after the first quarter 2017 delay in coal deliveries. This increase was partially offset by pressured volumes and pricing in our Ohio market.
Operating income
Operating income increased to $7.6 million in the second quarter of 2017 compared to an operating loss of $4.3 million in the second quarter of 2016. Operating income during the quarter was impacted by the following:

•
Depreciation, depletion and amortization (“DD&A”) expense decreased $4.4 million during the three months ended June 30, 2017 compared to the same period in 2016 as a result of a smaller and aging fleet of equipment at our Ohio operations as well as our cost reduction activities described earlier.

•	During the second quarter of 2016, we incurred an impairment charge of $4.2 million related to the write-down of excess equipment. No such impairment charge was taken in 2017.

•
Cost of coal revenues (excluding DD&A expense) decreased $3.0 million, or 4.8%, during the second quarter of 2017 compared to the same period in 2016 as a result of cost reduction activities described earlier, offset by an increase in coal tons sold.

Adjusted EBITDA
Adjusted EBITDA increased to $18.9 million compared to $16.3 million in the three months ended June 30, 2017 and 2016, respectively. This increase was largely driven by increased sales volume and the decline in cost of coal revenues, as discussed previously.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary Financial Data	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$155.9	$172.9	$(17.0)	(9.8)%
Operating income (loss)	$8.9	$(3.5)	$12.4	*
Net loss	$(11.2)	$(23.3)	$12.1	51.9%

Tons sold - millions of equivalent tons	3.6	3.7	(0.1)	(2.7)%
Adjusted EBITDA[1]	$31.8	$35.6	$(3.8)	(10.7)%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
*Not meaningful

Financial results for the first six months of 2017 reflected lower coal sales and volumes as a result of ongoing pricing and volume pressure in Ohio. These revenue declines were offset by the impact of ongoing cost savings measures, as discussed in “Recent Trends and Activities.” Net loss for the first six months of 2017 of $11.2 million reflected a $12.1 million improvement compared with the net loss of $23.3 million in the same period in 2016.

Revenues
In the first six months of 2017, total revenues declined $17.0 million, or 9.8%, compared with the same period in 2016. This decline was driven by ongoing price and volume pressures in our Ohio market.
Operating income
During the six months ended June 30, 2017, we generated operating income of $8.9 million, as compared to an operating loss of $3.5 million during the six months ended June 30, 2016. This improvement was driven by cost savings measures, offset by the $17.0 million revenues decline, as described previously. Specifically, the improvement in operating income was impacted by the following:

•
Cost of coal revenues (excluding DD&A expense) decreased $14.9 million, or 11.1%, in the first six months of 2017 compared to the same period in 2016. This decline was driven primarily by lower coal tons sold during the 2017 period.

•
DD&A expense decreased $9.4 million during the first six months of 2017 compared to the same period in 2016. This decline was largely the result of a smaller and aging fleet of equipment at our Ohio operations as well as our cost reduction activities described earlier.

•	During the first six months of 2016, we incurred an impairment charge of $4.7 million related to the write-down of excess equipment. No such impairment charge was taken in 2017.
Net loss and Adjusted EBITDA
Net loss improved $12.1 million from $23.3 million during the six months ended June 30, 2016 to $11.2 million during the six months ended June 30, 2017, driven primarily by the $12.4 million improvement in operating income. Adjusted EBITDA declined $3.8 million to $31.8 million in the six months ended June 30, 2017 compared to the same period a year ago. The change in adjusted EBITDA was not commensurate with the change in operating income (loss) due to the fact that the decreases in DD&A expense and impairment charges described above do not impact adjusted EBITDA.

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
Distributable Cash Flow

Distributable cash flow represents adjusted EBITDA less cash changes in deferred revenue, cash reclamation and mine closure expenditures, reserve replacement and maintenance capital expenditures, and cash interest expense (net of interest income). Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement, and for plant, equipment and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.

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

Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(2,352)	$(14,425)	$(11,167)	$(23,281)
Interest expense, net of interest income	10,420	10,168	20,693	19,676
Depreciation, depletion and amortization	10,110	14,547	20,461	29,812
Accretion of ARO	1,337	1,404	2,672	2,779
EBITDA	19,515	11,694	32,659	28,986
Impairment charges	—	4,163	—	4,701
Loss (gain) on sale of assets	(220)	407	(362)	1,636
Share-based compensation	39	63	81	127
Other non-cash and non-recurring costs[1]	(433)	(34)	(608)	132
Adjusted EBITDA	18,901	16,293	31,770	35,582
Deferred revenue	(3,821)	(3,572)	(1,375)	—
Reclamation and mine closure costs	(3,334)	(3,736)	(5,207)	(5,624)
Maintenance capital expenditures and other capitalized items	(3,903)	(1,783)	(7,054)	(3,328)
Cash interest expense, net of interest income	(7,513)	(7,179)	(14,735)	(13,891)
Distributable Cash Flow	$330	$23	$3,399	$12,739
____________________
1 Includes non-cash activity from the change in fair value of investments and warrants.

Liquidity and Capital Resources
Liquidity
We had the following cash and cash equivalents and availability under our Revolver at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$23.1	$15.1
Availability under the Revolver	15.0	15.0
Total	$38.1	$30.1
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations, borrowings under the 2014 Financing Agreement, and availability under our Revolver.
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

As of June 30, 2017, the outstanding balance on our Term Loan was $309.6 million. This amount represents the principal balance of $288.9 million, plus PIK Interest of $20.7 million as of June 30, 2017. As of June 30, 2017, our Term Loan had a cash interest rate of 9.80%, consisting of the LIBOR (1.30%) plus 8.50%. The Term Loan matures on December 31, 2018. Additionally, as of June 30, 2017, we had not drawn on our Revolver and our borrowing availability was $15.0 million. The Revolver matures on December 31, 2017.

We are in compliance with all covenants and conditions under our debt agreements as of June 30, 2017. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows. Based on our quarterly projections, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of this Quarterly Report.

In light of the upcoming maturities of our Term Loan and Revolver, and although we are and expect to continue to maintain compliance with our covenants, we and our parent affiliate, WCC, proactively engaged financial advisors to assess the capital structures of our respective companies. These advisors, together with management and our board of directors, will advise us on options to optimizing the overall capital structure of the combined organizations and provide greater financial flexibility and liquidity.

Cash Distributions
Our Partnership Agreement requires that we distribute all of our available cash quarterly subject to certain restrictions under our 2014 Financing Agreement and the loan and security agreement governing the Revolver, described further below. Under our Partnership Agreement, available cash is determined at the end of each quarter and generally defined as cash generated from our business in excess of the amount of cash reserves established by our GP to provide for the conduct of our business, to comply with applicable law, to make payments related to any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Both our 2014 Financing Agreement and loan and security agreement governing the Revolver restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met, see Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited). As of June 30, 2017, these ratios were not met, and we do not foresee them being met in the near future.

As of June 30, 2017, we have distributed $14.6 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On July 28, 2017, we announced a quarterly cash distribution for the quarter ended June 30, 2017, of $0.1333 per limited partner common unit, general partner unit and warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units (“Second Quarter Distribution”). The Second Quarter Distribution, totaling cash of approximately $0.2 million, will be paid on August 14, 2017 to all common unitholders and warrant holders of record as of August 7, 2017. The Second Quarter Distribution will bring the aggregate remaining permitted Restricted Distributions total to $0.2 million at that time. If we are unable to refinance or modify our Term Loan, we are only permitted to make $0.2 million in additional Restricted Distributions subsequent to payment of the Second Quarter Distribution.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,740	$14,170
Investing activities	(7,204)	(4,911)
Financing activities	(4,534)	(7,359)
We increased our cash balances by $8.0 million during the six months ended June 30, 2017, driven by cash provided by operating activities of $19.7 million, offset primarily by capital expenditures of $7.1 million and repayments of long-term debt of $2.6 million.
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

PART II - OTHER INFORMATION

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
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2016 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There are no material changes from the risk factors previously disclosed, except for the additional risk factor identified below. You should carefully consider the risk factors set forth in the 2016 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Our unitholders may be required to pay taxes on income from us even if the unitholders do not receive any cash distributions from us.
Because a unitholder is treated as a partner to whom we allocate taxable income, which could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income (including cancellation of indebtedness income, if any, or related to the disposition of our assets, if any) is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Item 4 - MINE SAFETY DISCLOSURES
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this Quarterly Report.
Item 6 - EXHIBITS
The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	August 4, 2017	By:	/s/ Nathan M. Troup
Nathan M. Troup
Interim Chief Financial Officer
(Principal Financial Officer and A Duly Authorized Officer)

EXHIBIT INDEX
Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (†) are the subject of a Confidential Treatment Request under 5 U.S. § 552(b)(4) and 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Westmoreland Resource Partners, LP Long Term Incentive Plan*	S-8	333-218014	10.1	05/15/2017
10.2	Third Amendment to 2017 Coal Supply Agreement, by and between PacifiCorp and Westmoreland Kemmerer, LLC, to be effective as of July 1, 2017†					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”