Form 10-Q/A
period 2017-03-31
Westmoreland Resource Partners, LP
filed 2017-10-31
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

As of May 12, 2017, 1,284,840 common units representing limited partner interests in our Partnership (the “common units”) were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

EXPLANATORY NOTE

Westmoreland Resource Partners, LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2017, which was originally filed on May 15, 2017 (the “Original Filing”), solely to: (a) update the information in Part II - Item 4 - Controls and Procedures to include the information required by Item 307 of Regulation S-K, which was inadvertently omitted from the Original Filing; and (b) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Partnership’s management evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of March 31, 2017 before filing the Original Filing. Based on that evaluation, the Partnership’s management concluded that its disclosure controls and procedures were effective as of such date.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Partnership’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

PART I - FINANCIAL INFORMATION

Item 1	- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
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

PART II
OTHER INFORMATION
Item 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	10-Q	001-34815	31.1	5/15/2017
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	10-Q	001-34815	31.2	5/15/2017
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-Q	001-34815	32	5/15/2017
95.1	Mine Safety Disclosure	10-Q	001-34815	95.1	5/15/2017
101.INS	XBRL Instance Document	10-Q	001-34815	101.INS	5/15/2017
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-34815	101.SCH	5/15/2017
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-34815	101.CAL	5/15/2017
101.LAB	XBRL Taxonomy Label Linkbase Document	10-Q	001-34815	101.LAB	5/15/2017
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-34815	101.PRE	5/15/2017
101.DEF	XBRL Taxonomy Definition Document	10-Q	001-34815	101.DEF	5/15/2017

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	October 31, 2017	By:	/s/ Nathan M. Troup
Nathan M. Troup
Interim Chief Financial Officer
(Principal Financial Officer and A Duly Authorized Officer)