Form 10-Q/A
period 2017-06-30
Westmoreland Resource Partners, LP
filed 2017-10-31
CIK 1412347

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

As of August 1, 2017, 1,284,840 common units representing limited partner interests in our Partnership (the “common units”) were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

EXPLANATORY NOTE

Westmoreland Resource Partners, LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2017, which was originally filed on August 4, 2017 (the “Original Filing”), solely to: (a) update the information in Part II - Item 4 - Controls and Procedures to include the information required by Item 307 of Regulation S-K, which was inadvertently omitted from the Original Filing; and (b) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Partnership’s management evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of June 30, 2017 before filing the Original Filing. Based on that evaluation, the Partnership’s management concluded that its disclosure controls and procedures were effective as of such date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
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

PART II
OTHER INFORMATION
Item 6 - EXHIBITS
Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (†) are the subject of a Confidential Treatment Request under 5 U.S. § 552(b)(4) and 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2 and an Order Granting Confidential Treatment under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Westmoreland Resource Partners, LP Long Term Incentive Plan*	S-8	333-218014	10.1	5/15/2017
10.2	Third Amendment to 2017 Coal Supply Agreement, by and between PacifiCorp and Westmoreland Kemmerer, LLC, to be effective as of July 1, 2017†	10-Q	001-34815	10.2	8/4/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	10-Q	001-34815	31.1	8/4/2017
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	10-Q	001-34815	31.2	8/4/2017
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-Q	001-34815	32	8/4/2017
95.1	Mine Safety Disclosure	10-Q	001-34815	95.1	8/4/2017
101.INS	XBRL Instance Document	10-Q	001-34815	101.INS	8/4/2017
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-34815	101.SCH	8/4/2017
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-34815	101.CAL	8/4/2017
101.LAB	XBRL Taxonomy Label Linkbase Document	10-Q	001-34815	101.LAB	8/4/2017
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-34815	101.PRE	8/4/2017
101.DEF	XBRL Taxonomy Definition Document	10-Q	001-34815	101.DEF	8/4/2017

Attached as Exhibit 101 to the Original Filing are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”

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