Form 10-Q
period 2017-09-30
Westmoreland Resource Partners, LP
filed 2017-10-31
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 27, 2017, 1,284,840 common units representing limited partner interests in Westmoreland Resource Partners, LP (“Common Units”) were outstanding. The Common Units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,348	$15,094
Receivables	41,294	37,587
Inventories	14,948	17,559
Other current assets	3,855	6,728
Total current assets	82,445	76,968
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	366,452	359,748
Less accumulated depreciation, depletion and amortization	(155,524)	(124,130)
Net property, plant and equipment	210,928	235,618
Advanced coal royalties	8,643	8,815
Restricted investments	39,208	37,741
Intangible assets, net of accumulated amortization of $5.7 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively	25,317	27,148
Deposits and other assets	807	617
Total Assets	$367,348	$386,907
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$4,220	$3,819
Accounts payable and accrued expenses:
Trade	16,178	19,397
Deferred revenue	1,778	3,547
Production taxes	19,370	16,319
Asset retirement obligations	10,483	10,775
Other current liabilities	2,094	3,284
Total current liabilities	54,123	57,141
Long-term debt, less current installments	318,800	313,827
Asset retirement obligations, less current portion	34,409	41,402
Other liabilities	2,249	2,647
Total liabilities	409,581	415,017
Partners’ capital (deficit):
Limited partners (1,284,840 and 1,221,060 units outstanding as of September 30, 2017 and December 31, 2016, respectively)	27,133	28,261
Series A Convertible Units (16,793,429 and 15,656,551 units outstanding as of September 30, 2017 and December 31, 2016, respectively)	(55,286)	(46,103)
Series B Convertible Units (4,512,500 units outstanding as of September 30, 2017 and December 31, 2016)	(45,962)	(43,360)
General partner (35,291 units outstanding as of September 30, 2017 and December 31, 2016)	31,718	33,281
Accumulated other comprehensive income (loss)	164	(189)
Total Westmoreland Resource Partners, LP deficit	(42,233)	(28,110)
Total Liabilities and Partners’ Capital	$367,348	$386,907

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues	$85,606	$90,309	$241,462	$263,258
Costs and expenses:
Cost of sales	61,952	65,949	181,225	200,110
Depreciation, depletion and amortization	9,692	11,554	30,153	41,366
Selling and administrative	4,484	3,178	12,095	9,290
Loss (gain) on sales of assets	27	302	(335)	1,938
Loss on impairment	—	3,366	—	8,067
Total cost and expenses	76,155	84,349	223,138	260,771
Operating income	9,451	5,960	18,324	2,487
Other (expense) income:
Interest expense	(10,989)	(10,438)	(32,121)	(30,533)
Interest income	221	216	660	635
Other income	63	68	172	122
Change in fair value of warrants	(106)	(82)	437	(268)
Total other expenses	(10,811)	(10,236)	(30,852)	(30,044)
Net loss	(1,360)	(4,276)	(12,528)	(27,557)
Less net loss allocated to general partner	(3)	(7)	(22)	(44)
Net loss allocated to limited partners	$(1,357)	$(4,269)	$(12,506)	$(27,513)

Net loss	$(1,360)	$(4,276)	$(12,528)	$(27,557)
Unrealized and realized gain (loss) on available-for-sale securities	102	(29)	353	233
Comprehensive loss attributable to the Partnership	$(1,258)	$(4,305)	$(12,175)	$(27,324)

Net loss per common limited partner unit, basic and diluted:	$(0.04)	$(0.27)	$(0.49)	$(1.33)

Weighted average number of common limited partner units outstanding, basic and diluted:	1,285	5,900	1,271	5,895

Cash distribution paid per limited partner common unit	$0.1333	$0.2000	$0.3999	$0.6000
Cash distribution paid per Series A convertible unit	—	0.2000	—	0.4000
Cash distribution paid per general partner unit	0.1333	0.2000	0.3999	0.6000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit) (Unaudited)

	Limited Partners													Total Partners' Deficit
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Income (Loss)
	Units	Capital	Units	Deficit	Units	Deficit	Units	Capital	Units	Deficit	Units	Capital
	(In thousands, except units data)
Balance at December 31, 2016	1,221,060	$28,261	15,656,551	$(46,103)	4,512,500	$(43,360)	856,698	$—	22,246,809	$(61,202)	35,291	$33,281	$(189)	$(28,110)
Net loss	—	(721)	—	(9,183)	—	(2,602)	—	—	—	(12,506)	—	(22)	—	(12,528)
Equity-based compensation	—	164	—	—	—	—	—	—	—	164	—	—	—	164
Issuance of units to LTIP participants	63,780	—	—	—	—	—	—	—	63,780	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	353	353
Distribution for acquisition of Johnson Run (Note 12)	—	—	—	—	—	—	—	—	—	—	—	(1,526)	—	(1,526)
Paid-in-kind Series A convertible unit distribution	—	—	1,136,878	—	—	—	—	—	1,136,878	—	—	—	—	—
Cash distribution to unitholders	—	(571)	—	—	—	—	—	—	—	(571)	—	(15)	—	(586)
Balance at September 30, 2017	1,284,840	$27,133	16,793,429	$(55,286)	4,512,500	$(45,962)	856,698	$—	23,447,467	$(74,115)	35,291	$31,718	$164	$(42,233)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,528)	$(27,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	30,153	41,366
Accretion of asset retirement obligations	4,008	4,209
Equity-based compensation	164	190
Impairment charges	—	8,067
Non-cash interest expense	6,981	6,879
Amortization of deferred financing costs	2,145	1,953
Other	(231)	2,206
Changes in operating assets and liabilities:
Receivables, net	(3,707)	(6,200)
Inventories	3,458	5,099
Accounts payable and accrued expenses	(233)	(9,100)
Interest payable	(250)	241
Deferred revenue	(1,769)	2,301
Other assets and liabilities	3,570	3,201
Asset retirement obligations	(8,906)	(7,413)
Net cash provided by operating activities	22,855	25,442
Cash flows from investing activities:
Additions to property, plant, equipment and other	(8,725)	(4,780)
Advance royalties payments	(493)	(33)
Proceeds from sales of restricted investments	6,129	3,087
Purchases of and change in restricted investments	(7,347)	(6,064)
Net proceeds from sales of assets	592	498
Net cash used in investing activities	(9,844)	(7,292)
Cash flows from financing activities:
Repayments of long-term debt	(3,645)	(3,171)
Cash distributions to unitholders	(586)	(9,823)
Acquisition under common control of Johnson Run	(1,526)	—
Net cash used in financing activities	(5,757)	(12,994)
Net increase in cash and cash equivalents	7,254	5,156
Cash and cash equivalents, beginning of the period	15,094	3,710
Cash and cash equivalents, end of the period	$22,348	$8,866
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,244	$21,460
Non-cash transactions:
Accrued purchases of property and equipment	$411	$721
Property, plant and equipment acquired with debt	—	9,259

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying consolidated financial statements (unaudited) include the accounts and operations of Westmoreland Resource Partners, LP (the “Partnership”) and its consolidated subsidiaries and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-period amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the “GP”). The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
These unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes to the consolidated financial statements thereto contained in our 2016 Form 10-K, except as described below.
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

We have established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team has finalized its conclusions on how the guidance will be applied to our coal sales contracts and the Partnership does not believe the implementation of the new standard will have a material impact on its consolidated financial statements. The team is continuing to evaluate the expanded disclosures required by the new standard and reviewing our system capabilities, processes, and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures.
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
2. INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$4,217	$4,518
Materials and supplies	10,781	13,091
Reserve for obsolete inventory	(50)	(50)
Total	$14,948	$17,559
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
The carrying value and estimated fair value of our restricted investments were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$7,994	$8,581
Available-for-sale securities	31,214	29,160
	$39,208	$37,741

Available-for-Sale Restricted Investments

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Cost basis	$31,050	$29,349
Gross unrealized holding gains	431	167
Gross unrealized holding losses	(267)	(356)
Fair value	$31,214	$29,160

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

4. IMPAIRMENT CHARGES
In April 2016, we entered into an agreement to purchase 1.0 million tons of coal (“purchased coal”) from a third party through December 31, 2017. The purchased coal has been used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the purchased coal agreement, we down-sized our work force and incurred a $0.3 million severance charge for the three months ended June 30, 2016 and an impairment charge on excess equipment of $4.2 million for the three months ended June 30, 2016. Impairment charges for the three months ended September 30, 2016 were $3.2 million on a shovel which was parted and scrapped. There were no impairment charges incurred for the nine months ended September 30, 2017.
5. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Term Loan	$311,628	$306,189
Capital lease obligations	14,407	16,351
Other	430	589
Total debt outstanding	326,465	323,129
Less debt issuance costs	(3,445)	(5,483)
Less current installments	(4,220)	(3,819)
Total debt outstanding, less current installments	$318,800	$313,827
The following table presents remaining aggregate contractual debt maturities of all long-term debt:

September 30, 2017
(In thousands)
2017	$1,660
2018	315,804
2019	4,105
2020	1,694
2021	1,586
Thereafter	1,616
Total debt	$326,465

Credit Facilities
Covenant Compliance
Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants, financial covenants and cross-default provisions. We are in compliance with all covenants and conditions under our debt agreements as of September 30, 2017, and based on our quarterly projections, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of this Quarterly Report. Continuing to meet our obligations and to comply with our financial covenants depends on our ability to generate adequate cash flows and refinance or extend the maturity of debt obligations as they become due. Certain affirmative covenants provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph expressing substantial doubt about the Partnership's ability to continue as a going concern constitutes an event of default, which would cause the term loan of the Partnership ("Term Loan") to become immediately due and payable. Should we be unable to comply with any future covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

Term Loan
Pursuant to the financing agreement (“2014 Financing Agreement”), dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, the Term Loan matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (1.30% as of September 30, 2017), subject to a floor of 0.75%, plus 8.50% or the reference rate, as defined in the 2014 Financing Agreement. As of September 30, 2017, the cash interest rate was 9.80%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $2.3 million and $7.0 million for the three and nine months ended September 30, 2017, respectively. The outstanding Term Loan amount as of September 30, 2017 represents the principal balance of $288.6 million, plus PIK Interest of $23.1 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties. During the three and nine months ended September 30, 2017, respectively, we paid down $0.3 million and $1.5 million of the Term Loan with such proceeds.
The 2014 Financing Agreement limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying our availability under the Revolver. As of September 30, 2017, our consolidated total net leverage ratio is in excess of 3.75, and we have made $14.8 million in Restricted Distributions. With the declaration of distribution on October 27, 2017, we will have utilized the full $15.0 million limit on Restricted Distributions and we will be restricted from making any further distributions under the terms of the 2014 Financing Agreement unless we meet the above ratios and liquidity requirements.
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a loan and security agreement with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent (the "Revolver"), which permits borrowings up to the aggregate principal amount of $15.0 million, subject to borrowing base calculations as defined in the agreement and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the Revolver on a dollar-for-dollar basis. At September 30, 2017, availability under the Revolver was $14.8 million. The Revolver contains the same limitations on Restricted Distributions as described above under the 2014 Financing Agreement. The Revolver has a maturity date of December 31, 2017.
Capital Lease Obligations
The Partnership engages in leasing transactions for equipment utilized in its mining operations. The Partnership did not enter into any new capital leases during the nine months ended September 30, 2017.
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

We made cash distributions as follows (in thousands):

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Limited partner common units	$171	$1,148	$505	$3,438
Series A convertible units	—	3,132	—	6,263
General partner units	5	8	15	23
Warrants	22	33	66	99

Both our 2014 Financing Agreement and loan and security agreement governing the Revolver restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of September 30, 2017, one of these ratios was not met, and we do not foresee it being met in the near future. As of September 30, 2017, we have made $14.8 million in Restricted Distributions. On October 27, 2017, we announced a quarterly cash distribution for the quarter ended September 30, 2017 ("Third Quarter Distribution"), of $0.1155 per limited partner common unit, general partner unit and warrant with distribution rights. This $0.1155 distribution is a per-unit reduction of $0.0178 from the prior quarter distribution of $0.1333 per limited partner common unit, general partner unit and warrant with distribution rights as a result of our cumulative distributions exhausting the $15.0 million in allowed Restricted Distributions. The cash distribution totaling approximately $0.2 million will be paid on November 14, 2017 to all common unitholders and warrant holders of record as of November 7, 2017. Additionally, we declared a paid-in-kind unit distribution of $0.1155 per Series A Convertible Unit. If we are unable to either refinance or modify our Term Loan or meet the required ratios noted in Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited), we will no longer be permitted to make Restricted Distributions, including any cash distributions to WCC, subsequent to payment of the Third Quarter Distribution.

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

In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of September 30, 2017, the fair value of each warrant was $2.85, based on the following: spot price of $2.97 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 1 measurement.

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2017, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
September 30, 2017	$14,837	$14,837	$308,183	$210,349
December 31, 2016	16,940	16,940	300,706	277,867

8. UNIT-BASED COMPENSATION

We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). We recognized compensation expense from unit-based arrangements as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$83	$63	$164	$190
A summary of restricted common unit award activity for the nine months ended September 30, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Unvested balance at December 31, 2016	63,780	$3.92
Granted	82,240	3.04
Vested	(63,780)	3.92
Unvested balance at September 30, 2017	82,240	$3.04	$128

9. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of September 30, 2017, the remaining terms of our long-term contracts range from one to nine years.

Purchase Commitments
In April 2016, we entered into a fixed price agreement to purchase 1.0 million tons of coal from a third party through December 31, 2017. Through September 30, 2017 we have purchased 0.9 million coal tons under the purchase commitment.

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

10. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of September 30, 2017. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our consolidated balance sheets.
Series A Convertible Units
WCC, the owner of our GP, holds and participates in distributions on our Series A Convertible Units. Series A Convertible Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect to the Series A Convertible Units (the “Series A Convertible Unit Distribution”) may, at our Board of Directors’ ("Board") election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units. The Series A Convertible Units will convert into common units, on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Convertible Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Convertible Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Convertible Units in relation to other classes of partnership interests or as required by law.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

Outstanding Units

	September 30, 2017	December 31, 2016
Limited partner common units	1,284,840	1,221,060
Series A convertible units	16,793,429	15,656,551
Series B convertible units	4,512,500	4,512,500
Liquidation units	856,698	856,698
Warrants	166,557	166,557
General partner units	35,291	35,291
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to the Partnership	$(1,360)	$(4,276)	$(12,528)	$(27,557)
Less:
Paid and declared distributions on Series A convertible units	1,940	2,087	6,302	8,349
Series A convertible units share of undistributed loss	(2,573)	(4,789)	(14,311)	(28,106)
Series B convertible units share of undistributed loss	(695)	—	(3,947)	—
Paid and declared distributions on General Partner units	4	8	14	23
General Partner units share of undistributed loss	(6)	(11)	(31)	(63)
Paid and declared distributions on Warrants	19	22	63	88
Net loss available to limited partners	$(49)	$(1,593)	$(618)	$(7,848)

Weighted average number of common units used in computation of Limited Partners' net loss per common unit (basic and diluted)	1,285	5,900	1,271	5,895
Limited Partners' net loss per common unit (basic and diluted)	$(0.04)	$(0.27)	$(0.49)	$(1.33)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) arising from our available-for-sale securities (net of tax):

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2016	$(189)
Other comprehensive income before reclassification	362
Amounts reclassified from accumulated other comprehensive loss	(9)
Balance at September 30, 2017	$164

The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statements where presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

	(In thousands)
Realized gains on available-for-sale securities	$(23)	$(9)	Other income

12. RELATED PARTY TRANSACTIONS
In 2015, the Partnership and the GP entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice prior to the end of any fiscal year. Under the terms of the Services Agreement, our GP provides services through its employees, or employees of its affiliates, to us and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Under the Services Agreement the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services and reimburses the GP at cost for other expenses. Pursuant to Amendment 3 to the Services Agreement dated September 29, 2017, the current terms of the Services Agreement expires on March 31, 2018, and automatically renews for successive one year periods unless terminated. The primary reimbursements to our GP under the Service Agreement during the three and nine months ended September 30, 2017 were for employee-related costs. Reimbursable costs under the Services Agreement totaling $1.2 million and $2.7 million were included in accounts payable as of September 30, 2017 and December 31, 2016, respectively. In December 2016, the Partnership prepaid the GP for the 2017 annual management fee of $2.2 million, of which $0.5 million was included in Other current assets at September 30, 2017.
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, a wholly owned subsidiary of WCC, for $1.7 million.
Finally, we sold coal to a subsidiary of WCC, which generated $3.2 million and $15.3 million in revenues for the three and nine months ended September 30, 2017, respectively, and $6.2 million and $20.5 million in revenues for the three and nine months ended September 30, 2016, respectively.
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
14. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the consolidated financial statements (unaudited) that would require adjustments to disclosures in the consolidated financial statements (unaudited).

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes to the consolidated financial statements thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our 2016 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout this Quarterly Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing     arrangements or to address upcoming maturities of the Revolver and the Term Loan through refinancing or maturity extensions;

•	The effect of consummating financing, acquisition and/or disposition transactions;

•	Seasonal variations and inclement weather which may cause fluctuations in our operating results, profitability, cash flow and working capital needs;

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

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs and/or recognize favorable tax credits;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decisions to run their plants;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	The inability to renew our mineral leases or material changes in lease royalties;

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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, economic conditions, power plant outages and other factors discussed herein. During the three and nine months ended September 30, 2017, our financial results were impacted by several more specific trends and activities, which are described below.

•
Coal Pricing. Our operations in Ohio are exposed to changes in the price of coal on the open market. In recent quarters, the price of coal has been volatile and has generally been pressured by reduced demand, political pressures, and the price of competing products, such as natural gas, that are used in electric power generation. While approximately 72% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Recent pricing pressure has resulted in depressed revenues, net income and Adjusted EBITDA in our Ohio markets in recent quarters. Whether pricing and volume softness in this region persists in future periods is dependent upon fluctuations in market demand in the region.

•
Weather. During the first nine months of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, during the first quarter, our operations in Wyoming experienced unusually high amounts of precipitation, which restricted our ability to supply coal and lowered our coal tons sold and our revenues in the first quarter of 2017. While some of this decline in revenues was offset in the second and third quarters by customers seeking to replenish stockpiles, a trend that we believe will continue throughout the fourth quarter, weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions in future periods.

•
Key contract renewals. During the second quarter of 2017, we amended our coal supply agreement with PacifiCorp to sell additional tons of coal during 2018 in response to PacifiCorp's plan to operate Unit 3 at its Naughton generating station through the end of 2018. While this amendment will result in more cash and more revenues from this agreement through 2018, it will also result in revenue recognition being deferred into later periods when lower priced coal tons are sold. Accordingly, third quarter 2017 revenues related to this contract were negatively impacted. Revenues from this contract are expected to be lower than previously expected through the remainder of 2017 as more revenues will be deferred into 2018.

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

•
Debt Maturity and Capital Structure Review. In light of the December 31, 2018 maturity of our Term Loan, we and our parent affiliate, WCC, proactively engaged separate financial advisors to assess the capital structures of our respective companies. Management and our Board, with the assistance of our advisors, are evaluating options to address the upcoming Term Loan maturity. WCC has publicly stated that it is seeking a resolution that is both accretive and de-leveraging to WCC. The objectives and intent of WCC may not be consistent with ours. Any action we choose to pursue will be evaluated by management, our Board and our advisors or an independent committee, as required under our Partnership Agreement. Costs associated with this process were $0.6 million for the three and nine months ended September 30, 2017. These costs are estimated to be $6.7 million for the full year 2017.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary Financial Data	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$85.6	$90.3	$(4.7)	(5.2)%
Operating income	$9.5	$6.0	$3.5	58.3%
Net loss	$(1.4)	$(4.3)	$2.9	67.4%
Adjusted EBITDA[1]	$21.2	$22.7	$(1.5)	(6.6)%

Tons sold	2.0	2.0	—	—%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues
Total revenues decreased 5.2% and coal tons sold were flat in the third quarter of 2017 compared with the third quarter of 2016. The decline in revenues was driven by pressured volumes and pricing in our Ohio market, offset by stronger volumes and pricing in Wyoming as we continue to replenish customer stockpiles after the unusually high precipitation in the first quarter.
Operating income and net loss
Operating income increased to $9.5 million in the third quarter of 2017 compared to $6.0 million in the third quarter of 2016. Net loss improved to $1.4 million in the third quarter of 2017 compared to $4.3 million in the third quarter of 2016. In addition to the decreases in revenue noted above, operating income and net loss during the quarter were impacted by the following:

•
Depreciation, depletion and amortization (“DD&A”) expense decreased $1.9 million during the three months ended September 30, 2017 compared to the same period in 2016 as a result of a smaller and aging fleet of equipment at our Ohio operations as well as our cost reduction activities described earlier.

•	During the third quarter of 2016, we incurred an impairment charge of $3.4 million related to the write-down of excess equipment. No such impairment charge was taken in 2017.

•	Cost of coal revenues (excluding DD&A expense) decreased $4.0 million during the third quarter of 2017 compared to the same period in 2016 as a result of cost reduction activities described earlier.
Adjusted EBITDA
Adjusted EBITDA decreased to $21.2 million compared to $22.7 million in the three months ended September 30, 2017 and 2016, respectively. This decrease was largely driven by declines in revenues, offset by decreases in costs of coal revenues (excluding DD&A expense), as discussed previously. Adjusted EBITDA excludes the impact of DD&A expense and the impairment charges discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Summary Financial Data	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$241.5	$263.3	$(21.8)	(8.3)%
Operating income	$18.3	$2.5	$15.8	632.0%
Net loss	$(12.5)	$(27.6)	$15.1	54.7%
Adjusted EBITDA[1]	$52.9	$58.3	$(5.4)	(9.3)%

Tons sold	5.6	5.9	(0.3)	(5.1)%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues
In the first nine months of 2017, total revenues declined $21.8 million, or 8.3%, compared with the same period in 2016. This decline was driven by ongoing price and volume pressures in our Ohio market, offset slightly by increased revenue at Kemmerer driven by slightly higher volumes.
Operating income and net loss
During the nine months ended September 30, 2017, we generated operating income of $18.3 million, as compared to operating income of $2.5 million during the nine months ended September 30, 2016. Net loss improved to $12.5 million during the nine months ended September 30, 2017, compared to $27.6 million for the same period in 2016. In addition to the decreases in revenue noted above, operating income and net loss during the quarter were impacted by the following:

•
Cost of coal revenues (excluding DD&A expense) decreased $18.8 million, or 9.4%, in the first nine months of 2017 compared to the same period in 2016. This decline was driven primarily by the cost reduction activities described earlier.

•
DD&A expense decreased $11.2 million during the first nine months of 2017 compared to the same period in 2016. This decline was largely the result of a smaller and aging fleet of equipment at our Ohio operations as well as our cost reduction activities described earlier.

•
During the first nine months of 2016, we incurred restructuring and impairment charges of $8.1 million related to downsizing and the write-down of excess equipment. No such impairment charge was taken in 2017.

Adjusted EBITDA
Adjusted EBITDA declined $5.4 million compared to the same period a year ago to $52.9 million in the nine months ended September 30, 2017. Adjusted EBITDA excludes the impact of DD&A expense and the impairment charges discussed above. As such, the decline in Adjusted EBITDA was driven primarily by the decline in revenues, offset by the impacts of cost savings initiatives.

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

Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(1,360)	$(4,276)	$(12,528)	$(27,557)
Interest expense, net of interest income	10,768	10,222	31,461	29,898
Depreciation, depletion and amortization	9,692	11,554	30,153	41,366
Accretion of ARO	1,336	1,430	4,008	4,209
EBITDA	20,436	18,930	53,094	47,916
Advisory fees	589	—	589	—
Impairment charges	—	3,366	—	8,067
Loss (gain) on sale of assets	27	302	(335)	1,938
Share-based compensation	83	63	164	190
Other non-cash and non-recurring costs[1]	43	14	(609)	146
Adjusted EBITDA	21,178	22,675	52,903	58,257
Deferred revenue	(394)	2,301	(1,769)	2,301
Reclamation and mine closure costs	(4,478)	(3,483)	(9,685)	(9,107)
Maintenance capital expenditures and other capitalized items	(1,671)	(2,171)	(8,725)	(5,499)
Cash interest expense, net of interest income	(7,849)	(7,182)	(22,584)	(21,073)
Distributable Cash Flow	$6,786	$12,140	$10,140	$24,879
____________________
1 Includes non-cash activity from the change in fair value of investments and warrants.

Liquidity and Capital Resources
Liquidity
We had the following cash and cash equivalents and availability under our Revolver at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$22.3	$15.1
Availability under the Revolver	14.8	15.0
Total	$37.1	$30.1
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing and working capital requirements for the foreseeable future.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations, borrowings under the 2014 Financing Agreement and availability under our Revolver.
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

As of September 30, 2017, the outstanding balance on our Term Loan was $311.6 million. This amount represents the principal balance of $288.6 million, plus PIK Interest of $23.1 million as of September 30, 2017. As of September 30, 2017, our Term Loan had a cash interest rate of 9.80%, consisting of LIBOR of 1.30% plus 8.50%. The Term Loan matures on December 31, 2018. Additionally, as of September 30, 2017, we had not drawn on our Revolver and our borrowing availability was $14.8 million. The Revolver matures on December 31, 2017.

We are in compliance with all covenants and conditions under our debt agreements as of September 30, 2017. Continuing to meet our obligations and to comply with our covenants depends on our ability to generate adequate cash flows and refinance or extend the maturity of our debt obligations as they become due. Based on our quarterly projections, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of this Quarterly Report.

Certain affirmative covenants in our 2014 Financing Agreement provide that, among other things, an audit opinion on our consolidated financial statements that includes an explanatory paragraph expressing substantial doubt about the Partnership's ability to continue as a going concern constitutes an event of default, which would cause the Term Loan to become immediately due and payable. If the pending December 31, 2018 maturity of the Term Loan is not addressed by the time we file our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"), management is likely to conclude in our 2017 Form 10-K that absent successfully executing management's plans to refinance our debt, we would be unable to meet our obligations as they become due. We may be unable to conclude it is probable that management's plans will be successful. Such a conclusion would likely lead to an explanatory paragraph expressing substantial doubt about the Partnership's ability to continue as a going concern in the auditor's opinion.

In light of the December 31, 2018 maturity of our Term Loan, we and our parent affiliate, WCC, proactively engaged separate financial advisors to assess the capital structures of our respective companies. We are in discussions with the current lenders to address the upcoming Term Loan maturity. Should these discussions not result in amendments or maturity extensions to the Term Loan, our other options to address the December 31, 2018 maturity date may be limited. WCC has publicly stated that it is seeking a resolution that is both accretive and de-leveraging to WCC. Such approach may be at conflict with our objectives and any such resolution will be evaluated by management, our Board, and our advisors or an independent committee, as required under our Partnership Agreement.

Cash Distributions
Our Partnership Agreement requires that we distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to certain restrictions under our 2014 Financing Agreement and the loan and security agreement governing the Revolver, described further below. Under our Partnership Agreement, available cash is determined at the end of each quarter and generally defined as cash generated from our business in excess of the amount of cash reserves established by our GP to provide for the conduct of our business, to comply with applicable law, to make payments related to any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Both our 2014 Financing Agreement and loan and security agreement governing the Revolver restrict us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios or liquidity requirements are not met (see Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited)). As of September 30, 2017, one of these ratios was not met, and we do not foresee it being met in the near future.

As of September 30, 2017, we have distributed $14.8 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On October 27, 2017, we announced a quarterly cash distribution for the quarter ended September 30, 2017, of $0.1155 per limited partner common unit, general partner unit and warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units. This Third Quarter Distribution, totaling cash of approximately $0.2 million, will be paid on November 14, 2017 to all common unitholders and warrant holders of record as of November 7, 2017. If we are unable to either refinance or modify our Term Loan or meet the required ratios noted in Note 5. Debt And Lines Of Credit to the consolidated financial statements (unaudited), we will not be permitted to make any further Restricted Distributions subsequent to payment of the Third Quarter Distribution.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$22,855	$25,442
Investing activities	(9,844)	(7,292)
Financing activities	(5,757)	(12,994)
We increased our cash balances by $7.3 million during the nine months ended September 30, 2017, driven by cash provided by operating activities of $22.9 million, offset primarily by capital expenditures of $8.7 million and repayments of long-term debt of $3.6 million. In addition, during the nine months ended September 30, 2017, we distributed $0.6 million in cash distributions to unitholders compared with $9.8 million during the nine months ended September 30, 2016.
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K for a discussion of our accounting policies and estimates.

Recent Accounting Pronouncements
See Note 1. Basis Of Presentation to the consolidated financial statements (unaudited).
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation and other obligations. These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
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

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

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

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 9. Commitments And Contingencies to the consolidated financial statements (unaudited) for a description of any pending legal proceedings, which information is incorporated herein by reference.
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2016 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There are no material changes from the risk factors previously disclosed, except for the additional risk factor identified below. You should carefully consider the risk factors set forth in the 2016 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

The provisions of the 2014 Financing Agreement may affect our ability to obtain future financing, pursue attractive business opportunities, and allow for flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the 2014 Financing Agreement could result in a default or an event of default that could enable our lenders to declare the outstanding principal of our debt under the 2014 Financing Agreement, together with accrued and unpaid interest, to be immediately due and payable following the receipt of notice as described in the 2014 Financing Agreement. In particular, certain affirmative covenants in the 2014 Financing Agreement provide that, among other things, an audit opinion on our consolidated financial statements that includes a going concern explanatory paragraph constitutes an event of default causing the Term Loan to become immediately due and payable following the receipt of notice as described in the 2014 Financing Agreement. If the pending December 31, 2018 maturity of the Term Loan is not addressed by the time our 2017 Form 10-K is filed, management is likely to conclude in our 2017 Form 10-K that absent management’s plans, we would be unable to meet our obligations as they become due. We may be unable to conclude it is probable that management's plans will be successful. Such a conclusion would constitute substantial doubt about the entity’s ability to continue as a going concern, and would likely lead to explanatory language in the auditor's opinion, resulting in an event of default and causing the Term Loan to become immediately due and payable following the receipt of notice as described in the 2014 Financing Agreement. If the payment of such debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Third Amendment to 2017 Coal Supply Agreement, by and between PacifiCorp and Westmoreland Kemmerer, LLC, to be effective as of July 1, 2017†	10-Q	001-34815	10.2	8/04/2017
10.2	Amendment No. 2 to the Services Agreement, dated September 1, 2017, by and between Westmoreland Resource Partners, LP and Westmoreland Resources GP, LLC	8-K	001-34815	10.1	9/08/2017
10.3	Amendment No. 3 to the Services Agreement, dated September 29, 2017, by and between Westmoreland Resource Partners, LP and Westmoreland Resources GP, LLC	8-K	001-34815	10.1	9/29/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
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