Form 10-K
period 2017-12-31
Westmoreland Resource Partners, LP
filed 2018-04-02
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
COMMISSION FILE NO.: 001-34815
__________________________________________________
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

Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (do not check is smaller reporting company)	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $1,694,154, based on the reported closing price of the common units as reported on the New York Stock Exchange on June 30, 2017. In accordance with Regulation S-K Subpart 229.1, Westmoreland Resource Partners, LP ("the Partnership" or "WMLP") is a Non-Accelerated Filer because the Partnership is a majority-owned subsidiary of Westmoreland Coal Company ("Parent" or "WCC").
As of March 29, 2018, 1,284,840 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the WCC Definitive Proxy Statement on Schedule 14A in connection with WCC’s 2018 Annual Meeting of Stockholders or Form 10-K/A items 10 through 14 of WCC, either of which must be filed within 120 days after December 31, 2017.

WESTMORELAND RESOURCE PARTNERS, LP
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout this Annual Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•	Our ability to adhere to our financial covenants and to repay our debts, including our Term Loan which matures December 31, 2018, as they become due;

•
Adverse impacts to our business as a result of the audit opinion of our independent auditor containing an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern;

•	Our substantial level of indebtedness, liquidity issues and potential to seek restructuring transactions;

•
Existing and future environmental legislation and regulation affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	Risks associated with our general partner, including our dependence on our general partner and its affiliates, including Westmoreland Coal Company, to manage and provide resources for our operations;

•	The effects of limited protections during adverse economic conditions within certain provisions in our long-term supply contracts;

•	The concentration of revenues derived from a small number of customers, and the creditworthiness of those customers;

•	Changes in the demand or pricing for coal;

•	Our relationships with, and other conditions affecting, our customers, including how power prices and consumption patterns affect our customers’ decisions to run their plants;

•	Our ability to fund necessary capital expenditures for the maintenance and continued productivity of our mines;

•	Inaccuracies in our estimates of our coal reserves and/or an inability to secure adequate replacement reserves;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	Risks associated with cybersecurity and data leakage;

•	The impacts of climate change concerns;

•
Business interruptions, including unplanned equipment failures, geological, hydrological or other conditions, and competition and/or conflicts with other resource extraction activities, caused by external factors;

•	Natural disasters and events, including blizzards, earthquakes, drought, floods, fire and storms, not all of which are covered by insurance;

•	Extensive government regulations, including existing and potential future legislation, treaties and regulatory requirements, particularly in Northern Appalachia and the Illinois Basin;

•	Inaccuracies in our estimates of reclamation and/or mine closure obligations;

•	Potential limitations in obtaining bonding capacity and/or increases in our mining costs as a result of increased bonding expenses;

•	The availability and costs of key supplies or commodities, such as transportation, key equipment and materials;

•	Competition within our industry and with producers of competing energy sources;

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control;

•	Risks associated with our common units;

•	Changes in our tax position as a result of changes in tax law, certain tax positions we have taken, or our status as a publicly traded partnership; and

•	Other factors that are described under the heading “Risk Factors” found in this Annual Report on Form 10-K.

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this Annual Report. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether because of new information, future developments or otherwise, except as may be required by law.

PART I
This report is both our 2017 Annual Report to unitholders and our 2017 Annual Report on Form 10-K required under the federal securities laws. Unless the context otherwise indicates, as used in this Annual Report, the terms "WMLP," "Partnership," "we," "our," "us" and similar terms refer to Westmoreland Resource Partners, LP, the parent entity, and its consolidated subsidiaries. Also, "GP" means Westmoreland Resources GP, LLC, the general partner of WMLP.

ITEM 1	— BUSINESS.
Overview
We are a low-cost producer and marketer of high-value thermal coal to large electric utilities with coal-fired power plants under long-term coal sales contracts. We also market to industrial users, and are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment and take advantage of close customer proximity through mine-mouth power plants and strategically located rail and barge transportation. Our reserves and operations are well positioned to serve our primary market areas of the Midwest, Northeast and Rocky Mountain regions of the United States. Our operations are located in Ohio and Wyoming. We sold 7.4 million tons of coal in 2017.
Westmoreland Resource Partners, LP is a Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WMLP." We began doing business in 1985, in Coshocton, Ohio, as a contract-mining service to a mining division of a major oil company. In 1989, we transitioned from a contract miner into a producer of coal using our own coal reserves. On July 19, 2010, we completed our initial public offering and moved our headquarters to Columbus, Ohio. On December 31, 2014, our general partner was acquired by Westmoreland Coal Company ("WCC"), a Delaware corporation, and our executive offices were moved to Englewood, Colorado. WCC directly owns 100% of our GP and, as of the date of this filing, 93.94% of the beneficial limited partner interest on a fully diluted basis. We are managed by WCC through our GP, and all executives, officers and employees who provide services to us (which are approximately 570 employees) are employed by WCC. WCC’s common stock trades on the NASDAQ under the symbol “WLB.” We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. We operate in a single business segment and have seven operating subsidiaries. See Exhibit 21.1 - List of Subsidiaries for an organizational chart. The following map shows our operations as of the date of this filing:

Properties
During 2017, we operated one surface mine in Wyoming and four active mining complexes in Ohio comprising thirteen surface mines. The Ohio Operations include a river terminal on the Ohio River, two washing facilities, two rail loadout facilities and a tipple facility. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. We own and operate six augers throughout our mining complexes. We also utilize highwall miner systems. We own or lease most of the equipment utilized in our mining operations and employ preventive maintenance and rebuild programs to ensure that our equipment is well maintained. As of December 31, 2017, we had in place leases or subleases to others for approximately 16.6 million tons of the total reserves we owned or controlled. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in place.
Our reported proven and probable coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our proven and probable coal reserves meet this economic and legal standard, we take into account, among other things, our potential ability or inability to obtain mining permits, the possible necessity of revising mining plans, changes in future cash flows caused by changes in estimated future costs, changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. The following table provides coal reserve quantities from mines we own or control as of December 31, 2017:

December 31, 2017
(In thousands of tons)
Coal reserves[1]:
Proven	108,786
Probable	11,730
Total proven and probable reserves[2]	120,516
Permitted reserves	62,597
Current year production	6,642

1
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

2
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

The following table provides summary information regarding our principal mining operations as of December 31, 2017 (all tons data presented in thousands):

WMLP Mines	Cadiz	Tuscarawas	Belmont	New Lexington	Noble[1]	Plainfield[1]	Muhlenberg[3]	Tusky[1,4]	Kemmerer
Previously owned by	These mines were previously owned by Oxford Resource Partners, LP, which is the predecessor entity to Westmoreland Resource Partners, LP.								Chevron Mining Inc., purchased 2012
Currently owned by	The Ohio mines are owned by Oxford Mining Company, LLC. The Muhlenberg mine located in Kentucky is owned by Oxford Mining Company - Kentucky, LLC.								Westmore- land Kemmerer, LLC
County, State	Jefferson & Harrison, Ohio	Columbiana, Coshocton, Stark & Tuscarawas, Ohio	Belmont, Ohio	Perry, Athens & Morgan, Ohio	Noble & Guernsey, Ohio	Muskingum, Guernsey & Coshocton, Ohio	Muhlenberg, Kentucky	Harrison & Tuscarawas, Ohio	Lincoln, Wyoming
Proven reserves	4,065	4,301	7,414	4,839	—	3,622	—	14,581	69,964
Probable reserves	439	—	306	56	—	—	—	2,062	8,867
Total reserves	4,504	4,301	7,720	4,895	—	3,622	—	16,643	78,831
Permitted reserves	4,133	1,740	1,300	708	—	1,070	—	16,643	37,003
2017 tons produced	1,573	211	400	228	—	—	6	—	4,224
Production capacity	1,500	250	1,000	500	N/A	N/A	N/A	N/A	4,500
2017 tons sold	2,232	211	396	235	—	—	6	—	4,294
2016 tons sold	2,558	456	333	390	—	—	—	—	4,106
2015 tons sold	2,125	673	644	551	17	—	—	—	4,471
Estimated mine life with current plan	2023	2021	2023	2022	N/A	N/A	N/A	N/A	2026
Lessor[2]	Private parties, Consol	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties	Fed Gov, Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Pittsburgh, Redstone & Meigs Creek	Lower & Middle Kittanning, Upper Freeport, Mahoning, Brookville	Pittsburgh, Meigs Creek & Waynesburg	Lower & Middle Kittanning, Pittsburgh	Pittsburgh	Middle Kittanning	Tradewater & Carbondale Formations	Middle Kittanning & Upper Freeport	Adaville Series
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Approx. heat content of reserves (BTU/lb.)	11,465	11,771	11,735	11,708	N/A	11,711	N/A	12,900	9,800
Approx. sulfur content of reserves (%)	2.80	3.70	4.50	3.80	N/A	4.40	N/A	2.00	0.69
Major customers[2]	AEP & EKPC	AEP	AEP & EKPC	AEP	N/A	N/A	N/A	N/A	PacifiCorp Energy, Inc.
Delivery method	Truck, rail, barge	Truck	Truck, barge	Truck, rail	N/A	N/A	N/A	N/A	Truck, rail, conveyor
Machinery	Shovel, loader, truck, dozer, auger	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger	N/A	N/A	N/A	N/A	Trucks, shovels, dozers
Gross Land, Mineral Rights, Property, Plant & Equipment (in millions)	The Ohio & Kentucky mines' gross land, mineral rights, property, plant and equipment as of December 31, 2017 was $202.3 million.								$156.5
Year complex opened	2000	2003	1999	1993	2006	1990	2009	2003	1950
____________________
1 These mines were inactive during 2017.
2 American Electric Power Company, Inc. (“AEP”); East Kentucky Power Cooperative (“EKPC”).
3 Reclamation phase of mine life during 2017, however, incidental with performance of reclamation, tons were recovered and sold.
4 WMLP controls the reserves which are subleased to a third party.

Cadiz. The Cadiz complex consists of the Sandy Ridge, Harrison, Daron, and Harrah mines. Coal produced from these mines is either trucked to our Bellaire river terminal on the Ohio River and then transported by barge to the customer, trucked directly to our customer, or trucked to our Cadiz rail loadout facility on the Ohio Central Railroad and then transported by rail to our Barb Tipple crushing and blending facility. After processing at our Barb Tipple facility the coal is delivered by truck to the nearby AEP Conesville power station. A small amount of this coal is also trucked to our Strasburg wash plant and then transported by truck to the customer after processing is completed. These mines use the area, contour, and auger methods of surface mining.
Tuscarawas. The Tuscarawas complex consists of the East Canton, Garrett, Schupp, and Hunt mines. Coal produced from these mines is transported by truck directly to our customers, trucked to our Barb Tipple facility, or trucked to our Strasburg wash plant. The coal is then transported by truck to the customer after processing is completed. These mines use the area, contour, auger and highwall miner methods of surface mining.
Belmont. The Belmont complex consists of the Speidel, Shugert, Buttermilk, and Egypt Valley Wildlife mines. Most of the coal produced from these mines is transported to our Bellaire river terminal on the Ohio River where it is crushed and blended and then transported by barge to the customer. Some of the coal is transported by truck to our Barb Tipple blending and crushing facility and then delivered by truck to the customer. These mines use area, contour, auger and highwall miner methods of surface mining.
New Lexington. The Avondale mine is the only mine currently operating in the New Lexington complex. Most of the coal produced from this mine is transported by truck to our Barb Tipple blending and crushing facility and then trucked to the customer. Some of the coal from this mine is trucked to our Bellaire river terminal where it is crushed, blended, and loaded onto barge for delivery to the customer. This mine uses the area and auger methods of surface mining.
Muhlenberg:  The Muhlenberg complex is located in western Kentucky and is part of the Illinois Basin coal field. We are no longer producing coal from this complex due to adverse market conditions. Though the Muhlenburg complex produced an immaterial amount of coal, final reclamation activities were ongoing at this complex during 2017.

Kemmerer. The Kemmerer mine in Wyoming transports the coal it produces via conveyor belt to the adjacent Naughton Power Station or it is shipped via short haul rail or truck to various industrial customers. This mine utilizes truck, shovel and dozer surface mining methods.
Customers
In 2017, we derived approximately 67% of our revenues from coal sales to three customers: PacifiCorp Energy, Inc. (34%), American Electric Power Company, Inc. (23%) and East Kentucky Power Cooperative (10%). We sell the majority of our tons under contracts with a weighted average remaining supply obligation term of approximately four years.
Cadiz, Tuscarawas, Belmont, New Lexington, Noble, Plainfield, Muhlenberg and Tusky (collectively, the "Ohio Operations") supply coal under long-term supply contracts to two significant customers, American Electric Power Company, Inc. and East Kentucky Power Cooperative. The AEP contract has an expiration date of December 31, 2018 and payments are based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. The customer has an obligation to purchase a minimum of 750 thousand tons in 2018. There are multiple contracts with EKPC that have expiration dates ranging from March 31, 2019 to December 31, 2020. Payments under these contracts are based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. The customer has an obligation to purchase a minimum of 840 thousand tons, 480 thousand tons, and 360 thousand tons in 2018, 2019, and 2020, respectively.
In addition to these agreements, the Ohio Operations provide coal to various other customers under spot or short-term contracts generally based on prevailing market prices.
The Kemmerer mine supplies the adjacent Naughton Power Station owned and operated by Pacificorp Energy, Inc. via conveyor belt under an agreement that expires on December 31, 2021. Prices under the coal supply agreement include a fixed-base price per ton delivered for set minimum quantities each contract year and a lower fixed-base price per ton delivered for optional tons in excess of stated minimums. These fixed-base prices are adjusted quarterly based on changes in various cost and commodity indices. Naughton Power Station’s Unit 3 is scheduled to be shutdown at the beginning of 2019. The customer has an obligation to purchase a minimum of 2.2 million tons in 2018, 1.7 million tons in 2019, and 1.4 million tons in 2020 and 2021, respectively.

The Kemmerer mine also supplies various industrial customers including Genesis Alkali (formerly Tronox Alkali - Green River and Grainger) and Tata Chemicals North America Inc. through contracts with expiration dates ranging from December 31, 2019 to December 31, 2026. These industrial customers are supplied via Union Pacific rail and truck. Prices under the supply agreements are fixed-base costs with periodic adjustments based on certain inflation/commodity indices.
Long-term Coal Supply Contracts
As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with most of our customers. These contracts allow customers to secure an assured supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2017, approximately 73.0% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.
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
Royalty Revenues
Oil and Gas Reserves - For the years ended December 31, 2017, 2016 and 2015, we generated $1.7 million, $0.9 million and $0.9 million in oil and gas royalty revenue, respectively.
Non-Coal Sales Revenues
Limestone Revenues - At our Daron and Strasburg mines, limestone is removed in order to access the underlying coal. We sell this limestone to a third party who crushes it before selling it to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from the limestone sales. For the years ended December 31, 2017, 2016 and 2015, we produced and sold 0.4 million, 0.4 million and 0.7 million tons of limestone, respectively. Revenues from these limestone sales were $2.0 million, $1.8 million and $2.9 million for the same time periods, respectively.
Reclamation
Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee reclamation funding in an amount determined under state law. Bonding companies require posting of collateral, typically in the form of letters of credit or cash collateral, to secure the bonds. See Note 5. Restricted Investments to the consolidated financial statements for our cash deposits, restricted investments and reclamation surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by a particular bonding company. Bonds are released in phases as reclamation is completed in a particular area.

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
The majority of our mines focus on coal markets where we take advantage of long-term coal contracts with neighboring power plants. These mines gives us a competitive advantage based on two factors:

•	we are among the most economic suppliers to our principal customers as a result of transportation advantages over our competitors; and

•	nearly all of the power plants we supply were specifically designed to use our coal.

The Ohio Operations do not compete with producers of metallurgical coal or lignite. However, we do have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. We compete on the basis of delivered price, coal quality and reliability of supply. Our principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, CONSOL Energy, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
Washing Facilities
Depending on coal quality and customer requirements, some raw/crushed coal may be shipped directly from the mine to the customer. However, the quality of some raw coal does not allow direct shipment to the customer without putting the coal through a washing process that physically separates impurities from the coal. This processing upgrades the quality and heating value of the coal by generally removing ash, but it entails additional expense and results in some loss of coal. The Partnership owns and operates two washing facilities as follows:

•	Strasburg (Strasburg, Ohio): Throughput capacity of 250 tons of raw coal per hour and operated at a 44.5% utilization rate in 2017;

•	Conesville (Coshocton County, Ohio): The wash plant was idled throughout 2017 due to poor market conditions. This facility is adjacent to a customer’s power plant.

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
Material Effects of Regulation
Safety
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977 ("MSHA"), MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past several years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal, state and provincial safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety. Safety is a core value of Westmoreland Resource Partners, LP. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Safety performance at our mines was as follows:

	2017		2016
	Reportable Rate	Lost Time Rate	Reportable Rate	Lost Time Rate
WMLP Mines	1.66	0.91	0.84	0.28
U.S. National Surface Average	1.35	0.78	1.35	0.88
Percentage	123%	117%	62%	32%
Regulations
We are subject to extensive regulation with respect to environmental and other matters by federal, state, and local authorities in the United States. Regulations to which we are subject include, but are not limited to, the following:

U. S. Federal Law and Regulations
Surface Mining Control & Reclamation Act of 1977
Clean Air Act
Clean Water Act
Endangered Species Act
Resource Conservation and Recovery Act
Comprehensive Environmental Response, Compensation and Liability Act
Emergency Planning and Community Right to Know Act
Toxic Substances Control Act
Migratory Bird Treaty Act
Various other climate change laws and initiatives
Federal, tribal, state, and local authorities regulate the U.S. coal mining industry with respect to numerous matters, such as protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties, and other environmental resources. These laws and regulations have, and will continue to have, a significant adverse effect on the production and competitive position of the coal industry as against other energy sources. We endeavor to conduct our operations in compliance with all applicable federal, state, and local laws and regulations. However, non-compliance with federal, tribal and state laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, the extent to which we cannot predict. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
The change in U.S. Presidential Administration in 2017 has resulted in a number of executive branch initiatives, some of which are discussed below, seeking to reverse the prior Administration’s economic, environmental, and energy-related policies. Because of the uncertainty associated with these initiatives and pending or anticipated legal challenges by states, environmental groups, individuals, and others, we cannot predict the ultimate impact of the current Administration’s initiatives on our businesses.
The following is a summary of various U.S. federal laws and regulations that have a material impact on our business:
Surface Mining Control and Reclamation Act ("SMCRA"). SMCRA establishes minimum national operational, reclamation, and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement (“OSM”), or the appropriate state agency if it has obtained regulatory primacy. A state agency may achieve primacy if it develops a mining regulatory program that is no less stringent than the equivalent federal mining regulatory program under SMCRA. All states in which we conduct mining operations have achieved primacy and issue permits in lieu of the OSM. SMCRA permit provisions include a complex set of requirements that include, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, handling of overburden materials, mine pit backfilling and grading, disposal of excess spoil, protection of the hydrologic balance, surface runoff and drainage control, establishment of suitable post mining land uses, and re-vegetation. Permitting under SMCRA and its state analogs has generally become more difficult in recent years. This difficulty in permitting affects the availability of coal reserves at our coal mines.
Under federal and state laws, a mine operator must also assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and reclamation of the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. See Note 10. Asset Retirement Obligations to the consolidated financial statements for the amount of surety bonds posted and cash collateral securing these bonds for reclamation purposes. In addition to the bond requirement, the Abandoned Mine Land Fund-created by SMCRA-imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines. In 2017, we recorded $1.8 million of expense related to this reclamation fee.
In January 2016, the Department of Interior’s Bureau of Land Management announced a moratorium on new coal leases on federal lands. On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth (“EI Order”), which mandated the lifting of the moratorium. On March 29, 2017, the Interior Secretary issued Order 3348, terminating the federal coal-leasing moratorium.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations. The rule included the expansion of baseline data requirements and post-mining restoration requirements. Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule. President Trump signed H.J. Res. 38 on February 16, 2017. On November 17, 2017, the OSM published notice in the Federal Register that it removed the text of the Stream Protection Rule from the Code of Federal Regulations and restored the text of the regulations to that as it appeared on January 18, 2017. The regulations now in effect are those that were in place on January 18, 2017.
It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation.
Clean Air Act (“CAA”) and Related Regulations. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. Indirect impacts on coal mining operations include emissions regulations for particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas (“GHG”) Emissions Standards. In August 2015, the EPA finalized standards for GHGs for new, modified, or reconstructed electric generating units ("EGUs") referred to as “new source performance standards” ("NSPS"). The final NSPS for coal-fired EGUs, promulgated pursuant to Section 111(b) of the CAA, require, in most cases, the installation of partial carbon capture and sequestration at new, modified, or reconstructed coal-fired EGUs, which is likely to be a major obstacle to the construction and development of any new coal-fired generation capacity. States and industry challenged the rule in the U.S. Court of Appeals for the D.C. Circuit. However, on March 28, 2017, EPA filed a motion, pursuant to President Trump’s March 28, 2017 EI Order, requesting that the consolidated cases be held in abeyance pending completion of EPA’s review of the rule and any forthcoming rulemaking. On August 10, 2017, the D.C. Circuit granted the motion, holding the cases in abeyance and requiring that EPA submit regular status reports. The EPA’s most recent status report indicates that “[a]t this time, EPA continues to review the 111(b) Rule, as required under the Executive Order.” (D.C. Cir. No. 15-1381; Jan. 25, 2018).

Existing coal-fired EGUs were also going to be subject to GHG performance standards. The new standards were set to reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. The “Clean Power Plan,” promulgated pursuant to Section 111(d) of the CAA, would impose stringent standards on existing fossil fuel-fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction” ("BSER"). These existing source standards are implemented by the states, requiring that they meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming, for example, would be faced with greater than 40% emission reductions from a 2012 baseline. Under the rule, the states had until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions could be requested. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The stay delayed implementation of the rule, including the state plan submittal dates. The D.C. Circuit reviewed the rule under an expedited briefing schedule, and an en banc panel heard oral arguments on September 27, 2016. On March 28, 2017, however, the EPA moved to hold the consolidated cases in abeyance pending its reconsideration of the Clean Power Plan, pursuant to President Trump’s March 28, 2017 EI Order. On April 28, 2017, the D.C. Circuit granted the motion and required the EPA to file regular status reports. The EPA’s most recent status report indicates that on October 10, 2017, the EPA “Administrator signed a Federal Register notice proposing to repeal the Clean Power Plan on the grounds that it exceeds EPA’s statutory authority under a proposed change in the Agency’s interpretation of section 111 of the [CAA].” (D.C. Cir. No. 15-1363 Feb. 9, 2018). On March 1, 2018, the court ordered that the consolidated cases remain in abeyance.
Any final rule promulgated by the Trump Administration regarding GHG emission standards will be subject to judicial review. As such, it is unclear whether the appellate process regarding NSPS or the Clean Power Plan will continue. If either rule is upheld in its current form, it is likely that demand for coal will decrease and adversely impact our business.

•
Mercury & Air Toxics Standards. In February 2012, the EPA published national emission standards under Sections 111 and 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule generally requires all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June 2015, the U.S. Supreme Court held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion per year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducted the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. On April 14, 2016, the EPA issued a final rule confirming its “appropriate and necessary” finding to regulate air toxics, including mercury, from power plants after considering costs. The final rule was immediately challenged by several states, companies, and industry groups. Several states and environmental groups also filed as intervenors for the respondent EPA. On April 27, 2017, the D.C. Circuit issued an order holding the consolidated cases in abeyance and directing the EPA to file status reports on the agency’s review of the supplementing finding every ninety days. The EPA’s most recent status report indicates that the “EPA is continuing to review the Supplement Finding to determine whether the rule should be maintained, modified, or otherwise reconsidered.” (D.C. Cir. No. 16-1127; Jan. 19, 2018).

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for certain pollutants associated with the combustion of coal, such as nitrogen dioxide particulate matter, ozone, and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen dioxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. If our customers are located in non-attainment areas or areas that become non-attainment areas, they may also be forced to modify their operations. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses.

In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further (“2015 Rule”). Several industry and business groups, five states, and Murray Energy Corp. challenged the revised standard in the D.C. Circuit. On April 11, 2017, the D.C. Circuit granted EPA’s petition to indefinitely delay oral arguments in the litigation while the agency reviewed the rule. The D.C. Circuit directed EPA to file status reports on the agency’s review of the 2015 Rule every ninety days. EPA’s most recent status report indicates that it is “continuing to review the 2015 Rule to determine whether the standards should be maintained, modified, or otherwise reconsidered.” (D.C. Cir. No. 15-1385 Jan. 8, 2018).
In a separate lawsuit, a coalition of states and environmental organizations recently challenged the EPA to finalize initial area air quality designations under the 2015 ozone standards. On March 12, 2018, the U.S. District Court for the Northern District of California ruled that the EPA has until April 30, 2018, to finalize the standards for all areas of the country except for the San Antonio, Texas area (which must be finalized prior to July 17, 2018). (N.D. Cal. 4:17-cv-06900 Mar. 12, 2018).

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly by regulating air emissions emitted by coal-fired EGUs. These include, but are not limited to, the Acid Rain Program, interstate transport rules such as the Cross-State Air Pollution Rule, the Regional Haze Program, and requirements related to New Source Review.

•
Effect on Westmoreland Resource Partners, LP. Our mines do not produce “compliance coal” for purposes of the CAA. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the CAA. Our coal also contains about 50% more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled.

Clean Water Act. The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into “waters of the United States.” Under the National Pollutants Discharge Elimination System and delegated state permitting systems, any discharge of pollutants from a point source into a “water of the United States” requires a discharge permit from the EPA or the state. Additionally, state and local governments regulate nonpoint source pollution through a number of regulatory programs. Under both point source and nonpoint source programs, issuance of permits with more stringent terms and conditions may increase compliance costs for us and our customers.
In January 2017, the U.S. Army Corps of Engineers (the "Corps") issued general nationwide permits for specific activities requiring authorization under Section 404 of the CWA and Section 10 of the Rivers and Harbors Act of 1899. The nationwide permits cover activities that are similar in nature and that are determined to have minimal adverse environmental effects. The permits became effective in March 2017. The Corps reinstated the use of Nationwide Permit 21 for surface coal mining activities. In the event the acreage limits under the permit are exceeded, we will have to obtain individual permits from the Corps, which will increase the processing time for future permit applications.
The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the Corps jointly issued a final rule defining “waters of the United States” (“WOTUS Rule”) to clarify which waters and wetlands are subject to regulation under the CWA. Implementation of the WOTUS Rule was stayed nationwide in October 2015, and on February 6, 2018, the EPA published in the Federal Register a rule delaying implementation of the WOTUS Rule by two years (through February 6, 2020). States and environmental organizations are currently challenging the February 6, 2018 rule. Continued court challenges and regulatory actions create ongoing uncertainty over CWA jurisdiction and permitting requirements, which could either increase or decrease the cost and time spent on CWA compliance. New reporting requirements and pending litigation associated with coal combustion residuals may cause power generation customers to face increased costs in complying with the CWA, which could impact demand for our products. Finally, in light of real or perceived efforts toward federal deregulation, the prospect of citizen suits to enforce certain provisions of the CWA may increase, which could result in greater regulatory and litigation costs.
Endangered Species Act. The Federal Endangered Species Act (“ESA”), and similar state laws, protect any species listed as threatened with extinction and protect their critical habitat. The U.S. Fish and Wildlife Service works with the OSM and state agencies to administer the ESA and ensures that species subject to its provisions are protected from mining-related impacts. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA and equivalent state laws and regulations. Species in the vicinity of our operations may have their listing status reviewed in the future, however, at this time, we do not believe any of these species protections under the ESA or similar state laws will have a materially adverse effect on our ability to mine coal from our properties.

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
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014, which was published in the Federal Register on April 17, 2015 ("CCR Rule"). The CCR Rule regulates CCR as solid waste under RCRA and establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and Internet posting requirements. The CCR Rule is largely silent on the reuse of coal ash. In August 2017, EPA released interim final guidance to be used by states developing their own State CCR Permit Programs, under which states may, but are not required to, develop and submit CCR permit programs to EPA for approval. On March 1, 2018, EPA Administrator Scott Pruitt issued a pre-publication version of a proposed rule that would amend the CCR Rule. Among other changes, the proposed revisions would allow states or EPA the ability to incorporate flexibilities into their coal ash permit programs. Continued changes in the management of CCR could increase both our and our customers’ operating costs and potentially impact their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
Comprehensive Environmental Response, Compensation and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, joint and several liability covering the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of the statute. Thus, coal mines that we currently own or operate, coal mines that we have previously owned or operated, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.
Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and regional groups including a number of states in the northeastern and mid-Atlantic regions of the United States that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
In addition, the EPA, acting under existing provisions of the CAA, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. However, as discussed above, most of these regulations are currently subject to judicial review pending the Trump Administration’s review. Demand for coal may also be impacted by international efforts to reduce emissions of GHGs. At this time, the extent to which the United States will participate in international climate change initiatives is unknown.
The impact of GHG-related legislation and regulations on our business, including a “cap and trade” structure, will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover from our customers the costs related to compliance with regulatory requirements imposed on us due to limitations in our agreements.
Passage of additional state or federal laws or regulations or international initiatives regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international initiatives, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our revenues.
We are required to comply with numerous other federal, state, and local environmental laws and regulations in addition to those previously discussed. Such additional laws include, for example, the Emergency Planning and Community Right-to-Know Act, the Toxic Substance Control Act, the Migratory Bird Treaty Act, and the Safe Drinking Water Act.
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

ITEM 1A	— RISK FACTORS.
Risks Related to our Capital Structure
The uncertainty surrounding our ability to pay off our Term Loan debt by its December 31, 2018 maturity date has raised substantial doubt about our ability to continue as a going concern. As such, we have engaged advisors to assist with a potential private restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code.
We have engaged advisors to assist with the evaluation of strategic alternatives to address our Term Loan maturity date, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, there can be no assurances that we will be able to successfully restructure our indebtedness, improve our financial position or complete any strategic transaction or transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Partnership’s ability to continue as a going concern.
Our 2014 Financing Agreement (as defined below) requires us to deliver an unqualified audit opinion in connection with our consolidated financial statements without a “going concern” or like qualification or exception. The audit report of our independent registered public accounting firm with respect to our year-end 2017 consolidated financial statements contains an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a “going concern.” This is an event of default under the 2014 Financing Agreement for which we have received a Waiver (as defined below) through May 15, 2018, however, our failure to obtain permanent relief from this requirement under the 2014 Financing Agreement could result in an acceleration of all of our outstanding debt obligations.
The report of the Partnership’s independent registered public accounting firm that accompanies these consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern, which under the terms of our term loan financing agreement dated December 13, 2014, by and among the Partnership, Oxford Mining Company, LLC and the guarantors party thereto, U.S. Bank National Association, as administrative agent and the lenders party thereto (as amended, the "Term Loan" or such agreement, the "2014 Financing Agreement") is an event of default. On March 1, 2018, we entered into a waiver and amendment number 3 to the 2014 Financing Agreement (“Waiver”) of any such event of default arising from the inclusion of a going concern explanatory paragraph in our audit report. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, if we do not obtain a subsequent waiver of this requirement or otherwise cure this event, the lenders under the Term Loan could declare the outstanding principal of our debt under the 2014 Financing Agreement, together with accrued and unpaid interest, to be immediately due and payable. Any acceleration of the obligations under the 2014 Financing Agreement may result in a cross-default and potential acceleration of the maturity of the Partnership’s other outstanding debt. These defaults would create additional uncertainty associated with our ability to repay our outstanding debt obligations as they become due and further reinforces the substantial doubt over the Partnership’s ability to continue as a going concern. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity exchanges, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet our operating needs, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
We may seek protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows and could place our common unitholders at significant risk of losing all of their investment in our common units.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. However, if our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11. Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a Chapter 11 proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization as well as focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships. Additionally, our Term Loan is senior to the existing limited partner interests in the Partnership's capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause our existing common units to be canceled, resulting in a limited recovery, if any, for common unitholders, and would place common unitholders at significant risk of losing all of their investment in our common units.
Our substantial indebtedness, liquidity issues and potential to seek restructuring transactions may have a material adverse effect on our business and operations.
Our substantial indebtedness, liquidity issues and efforts to negotiate restructuring transactions may result in uncertainty about our business and cause, among other things:

•	third parties to lose confidence in our ability to deliver coal on time and at specification, resulting in a significant decline in our revenues, profitability and cash flow;

•	difficulty retaining, attracting or replacing key employees;

•	employees to be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors, hedge counterparties and service providers to renegotiate the terms of our agreements, terminate their relationship with us or require financial assurances from us.

Our 2014 Financing Agreement contains operating and financial restrictions that restrict our distributions, business and financing activities, and may result in material consequences to us and our unitholders.
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
Our ability to comply with the covenants and restrictions contained in the 2014 Financing Agreement may be affected by events beyond our control that could hinder our ability to meet our financial forecasts, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the covenants or restrictions in the 2014 Financing Agreement, our indebtedness under the 2014 Financing Agreement may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under the 2014 Financing Agreement are secured by substantially all of our assets and, if we are unable to repay our indebtedness under the 2014 Financing Agreement, the lenders could seek to foreclose on such assets. For more information, see Note 11. Long-Term Debt to the consolidated financial statements.
Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in this Annual Report on Form 10-K contains such an explanatory paragraph. Accordingly, unless we obtain waivers for or otherwise cure this event of default, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
Our significant level of indebtedness could have significant consequences to us and our unitholders, including the following:

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

These factors could have a material adverse effect on our business, financial condition, results of operations or prospects. Increases in our total indebtedness would increase our total interest expense costs. Our ability to service, refinance or restructure our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, as noted above, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.
While the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) requires that we distribute all of our available cash within 45 days after the end of each quarter to our unitholders, we are currently prohibited from making distributions to our unitholders pursuant to the terms of our 2014 Financing Agreement.
Our Partnership Agreement requires us to distribute all of our available cash (as such term is defined in the Partnership Agreement) within 45 days after the end of each quarter to our unitholders. Subsequent to the payment of the unitholder distribution for third quarter of 2017, which occurred in November 2017, we have utilized the full $15.0 million limit on Restricted Distributions and are restricted from making any further distributions under the terms of the 2014 Financing Agreement unless we meet certain ratios and liquidity requirements therein (all as defined and further described in Note 11. Long-Term Debt to the consolidated financial statements). During the period of such prohibition, we establish reserves that reduce our available cash to zero, so that there is no available cash for distribution to our unitholders. We believe this is warranted by business conditions as well.
Risks Related to Our Business
Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.
Environmental regulations that have become increasingly stringent, as well as increased pressure from environmental activists, may reduce demand for our products. For example, a consortium of environmental activists is actively pushing to shut down one-third of the U.S. coal plants by 2020. They are actively lobbying the EPA to require cost-prohibitive pollution control equipment. PacifiCorp Energy, Inc., the owner of the Naughton Power Station located adjacent to our Kemmerer mine, which is our Kemmerer mine’s primary customer, has abandoned plans to convert Unit 3 at the Naughton Power Station to 100% natural gas fueling. Instead, the owner has stated that it intends to retire Unit 3 at the Naughton Power Station at the end of 2018. This retirement will result in the loss of coal sales at our Kemmerer mine, however, price protections built into the contract that are in effect until 2021 will partially offset the effects of a lower sales volume. Despite these price protections, the lost sales at the Kemmerer mine could have a material adverse effect on the mine’s revenues and profitability and on our operating results. Additional power plants that buy our coal may be considering, or may consider in the future, fuel source conversion, decreased operations or retirement, in order to avoid costly upgrades of pollution control equipment, and such steps, if taken, could result in a reduced demand for our products and materially and adversely affect our revenues and profitability.
In May 2015, the EPA and the Corps issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. In January 2017, the Corps issued general nationwide permits for specific activities, including surface coal mining activities. Permitting challenges may increase if our activities do not qualify for nationwide permit coverage. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs. On February 6, 2018, the Environmental Protection Agency published in the Federal Register a rule delaying implementation of the final rule by two years (through February 6, 2020).

The EPA has executed a final rule relating to the disposal of CCR from electric utilities, though pending proposals would amend the final rule. The changes to the management of CCR could increase our and our customers’ operating costs and reduce sales of coal.
For each of the above risks related to the enactment of federal, state or tribal laws or regulations, please see further discussion in Item 1 - Business - Material Effects of Regulations.
We do not have any employees and rely solely on employees of our GP and its affiliates, including WCC, to manage our operations.
Neither we nor our GP have any employees. We entered into an administrative and operational services agreement with our GP, dated March 13, 2015, as amended (the "Services Agreement"), pursuant to which the GP and its affiliates, including WCC, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering. Affiliates of our GP conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to WCC. There could be material competition for the time and effort of the officers and employees who provide services to our GP. If the officers of our GP and the employees of WCC and its affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced. The current term of our Services Agreement expires June 1, 2018, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ notice. On January 31, 2018, we received a letter from WCC providing 120 days’ notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. The parties remain in constructive discussions with respect to WCC’s continued provision of administrative and operational services to us, but, if an agreement with respect to the continued provision of such services cannot be reached with WCC by June 1, 2018, we could have a legal dispute with WCC regarding whether the January 31, 2018 reservation of rights letter constituted a valid termination notice under the Services Agreement. Further, if we need to but are unable to secure the services of an alternative operator in the future, operations at our mines could be severely disrupted.
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
We sell a material portion of our coal under supply contracts. As of December 31, 2017, we had sales commitments for approximately 93.4% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2018. When our current contracts with customers expire, our customers may decide not to extend existing contracts or enter into new contracts. For the year ended December 31, 2017, we derived 97.8% of our total revenues from coal sales to our ten largest customers (including their affiliates), with our top three customers (including their affiliates) accounting for 77.3% of such revenues.
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
We compete with coal producers in the Midwest, northeastern U.S. and Rocky Mountain regions and in other coal producing regions of the United States.  The domestic demand for, and prices of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry.  Thermal coal accounted for 100% of our coal sales for the year ended December 31, 2017. During this period, approximately 74% of our coal sales were to electric utilities for use primarily as fuel for domestic electricity consumption. In addition to competing with other coal producers, we compete generally with producers of other fuels. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil, as well as alternative sources of energy. The U.S. Energy Information Administration estimates that coal consumption in the electric power sector totaled 647 million tons, or 90% of total U.S. coal consumption, in 2017 despite higher natural gas prices throughout the year, and expects the coal share of total power generation to be 30%, the lowest on record and lower than the natural gas share for the second consecutive year. A further decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity.
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
Recently, the supply of natural gas has reached record highs and, though the price of natural gas rose in 2017, it remains at depressed levels and may remain so for sustained periods due to extraction techniques involving horizontal drilling and hydraulic fracturing that have led to economic access to large quantities of natural gas in the United States, making it an attractive competing fuel. A continuing decline in the price of natural gas, or continuing periods of sustained low natural gas prices, could cause demand for coal to decrease, result in fuel switching and decreased coal consumption by electricity-generating utilities and adversely affect the price of our coal. Sustained low natural gas prices may cause utilities to phase-out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.
Our business requires substantial capital expenditures, and we may not have access to the capital required to maintain full productive capacity at our mines.
Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. We must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our current production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. As of December 31, 2017, our liquidity of $36.7 million consisted of cash and cash equivalents. Our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected if we cannot make such capital expenditures.
The amount of estimated reserve replacement capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.
Our Partnership Agreement requires our general partner to deduct from operating surplus each quarter estimated reserve replacement expenditures as opposed to actual reserve replacement expenditures in order to reduce disparities in operating surplus caused by fluctuating reserve replacement costs. This amount is based on our current estimates of the amounts of expenditures we will be required to make in future years to maintain our depleting reserve base, which we believe to be reasonable. In the future, our estimated reserve replacement expenditures may be more than our actual reserve replacement expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated reserve replacement expenditures deducted from operating surplus is subject to review and change by the Board of Directors ("Board") of our general partner at least once a year, subject to approval by the conflicts committee of the Board of our general partner (the “Conflicts Committee”).
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
Concerns regarding climate change are, in many of the jurisdictions in which we operate, leading to increasing interest and in some cases enactment of, laws and regulations governing GHG emissions, which affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales and/or the prices we receive to decline. These laws and regulations also have imposed, and will continue to impose, costs directly on us.
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting under existing provisions of the federal Clean Air Act has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s Climate Action Plan announced in June 2013, the EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as well as potential review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and an en banc court heard oral argument on September 27, 2016. On March 28, 2017, however, the EPA moved to hold the consolidated cases in abeyance pending its reconsideration of the Clean Power Plan, pursuant to President Trump’s March 28, 2017 EI Order. On April 28, 2017, the D.C. Circuit granted the motion and required the EPA to file regular status reports. The EPA’s most recent status report indicates that on October 10, 2017, the EPA “Administrator signed a Federal Register notice proposing to repeal the Clean Power Plan on the grounds that it exceeds EPA’s statutory authority under a proposed change in the Agency’s interpretation of section 111 of the [CAA].” (D.C. Cir. No. 15-1363 Feb. 9, 2018). On March 1, 2018, the court ordered that the consolidated cases remain in abeyance.

Any final rule promulgated by the Trump Administration regarding GHG emission standards will be subject to judicial review. As such, it is unclear whether the appellate process regarding NSPS or the Clean Power Plan will continue. If either rule is upheld in its current form, it is likely that demand for coal will decrease and adversely impact our business. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these rules would have on our revenues and profitability.
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
SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. Estimates of our total reclamation and mine closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. While the estimate of our reclamation liability is reviewed regularly by our management, the estimate can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Such changes could adversely affect our business, financial condition and/or results of operations.

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
We estimate that our gross ARO, which is based upon projected mine lives, current mine plans, permit requirements and our experience, was $45.8 million (on a present value basis) at December 31, 2017. We must recover the costs incurred for these liabilities from revenues generated by coal sales.
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
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies require that applicants collateralize portions of their obligations to the bonding company. In 2017, we paid approximately $2.1 million in premiums and fees related to our reclamation bonds. If the bonding premium or collateral requirements increase, any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities and our results of operations could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
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
The Kemmerer Drop (as defined in Note 2. Acquisitions to the consolidated financial statements) added unionized employees to our workforce, and our workforce may become further unionized in the future, which increases risk of strikes or other labor disputes.
Approximately 222 of Kemmerer’s 279 employees who joined our workforce in connection with the Kemmerer Drop are union employees represented by United Mine Workers of America (“UMWA”), and additional members of our workforce may become represented by unions in the future. Although the Kemmerer employees are employed at the WCC level, the exposure to unionized labor in our workforce nonetheless presents an increased risk of strikes and other labor disputes, and our ability to alter labor costs will be subject to collective bargaining, which could adversely affect stability of production and our results of operations. The current collective bargaining agreement at the Kemmerer mine expires on May 1, 2018, and negotiations toward a new agreement have begun. While the occurrence of labor strikes are generally deemed force majeure events under Kemmerer’s long-term coal supply agreements, which would thereby exempt the mine from its delivery obligations, the loss of revenue from the Kemmerer mine caused by a labor strike for even a short time could have a material adverse effect on our financial results, cash flows and ability to make distributions to our unitholders.
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
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, impacting our costs of providing healthcare benefits to our eligible active employees, with both short-term and long-term implications. In the short term, our healthcare costs could increase due to, among other things, an increase in the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual. In the long term, our healthcare costs could increase for these same reasons, as well as due to an excise tax on “high cost” plans, among other things. However, implementation of this excise tax, which would impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds, has been delayed until 2022. We anticipate that certain governmental agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will continue to evaluate the impact of the PPACA, including any new regulations or interpretations, in future periods. Any increase in cost, as a result of legislation or otherwise, could adversely affect our business, financial condition and/or results of operations.
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
Risks Inherent in an Investment in WMLP
Our Partnership Agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.
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

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit committee of the Board of our general partner acting as Conflicts Committee, and not involving a vote of our unitholders, must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous to us; and

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of our Partnership Agreement, including the provisions described above.
Our general partner and its affiliate may have conflicts of interest with us, and their limited fiduciary duties to our unitholders may permit them to favor their own interests to the detriment of our unitholders.
WCC owned 93.94% beneficial limited partner interest in us on a fully diluted basis as of December 31, 2017, as well as 100% of our general partner, which owns all of our outstanding 35,291 general partner units and incentive distribution rights. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between WCC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us through the administrative and operational Services Agreement with our GP;

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
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders have no right to elect our general partner or its Board on an annual or other continuing basis. The Board of our general partner is chosen entirely by its members and not by our unitholders. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner.

Our unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 80% of all outstanding common units is required to remove our general partner. Our general partner owned 0.15% of our common units and the owner of our general partner, WCC, owned 93.94% beneficial limited partner interest on a fully diluted basis as of December 31, 2017.
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
The control of our general partner or its incentive distribution rights may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our Partnership Agreement on the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the Board and executive officers of our general partner with their own choices and to control the decisions and actions of the Board and executive officers of our general partner. Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.
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
We must pay fees to and reimburse our GP and its affiliates for services provided, which will reduce our cash available for distributions.
Under the Services Agreement, our GP will continue providing administrative, engineering, operating and other services to the Partnership for a fixed annual fee of approximately $2.2 million in 2018 for certain administrative services plus reimbursement at cost for other expenses and expenditures. The current term of the Services Agreement expires on June 1, 2018 (as more thoroughly discussed above). The reimbursement to our GP for such expenses will be determined by our GP in accordance with the terms of our Partnership Agreement and as provided under the Services Agreement. In determining the costs and expenses allocable to us, our GP is subject to its fiduciary duty, as modified by our Partnership Agreement, to the limited partners, which requires it to act in good faith. These expenses include all costs incurred by our GP and its affiliates in managing and operating us. We are managed and operated by executive officers and directors of our GP. The reimbursement of expenses and payment of fees, if any, to our GP and its affiliates will reduce our cash available for distributions.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which for the year ended December 31, 2017 was a maximum of 35% (21% on a go-forward basis beginning on January 1, 2018) and would likely pay state and local income tax at varying rates. Distributions to a unitholder would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to the unitholder. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, if we were treated as a corporation for federal tax purposes there could be a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our common units.
We are subject to extensive tax laws and regulations, with respect to federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Further, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes could adversely affect our cash available for distribution to unitholders.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, from time to time, members of the U.S. Congress have considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. In December 2017, the Tax Cuts and Jobs Act (the "Tax Act”) was signed into law, however the passage of the Tax Act did not have any impact as to the publicly traded status of the Partnership. Further, on January 24, 2017, the U.S. Treasury Department (“Treasury”) and the IRS published in the Federal Register final regulations effective as of January 19, 2017 interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the final regulations. We are unable to predict whether any of these changes, or any other proposals, will ultimately be enacted. Any changes could negatively impact the value of an investment in our common units.
Certain federal income tax preferences currently available with respect to coal exploration and development could be eliminated in future legislation.
The passage of any legislation effecting changes in federal income tax laws could eliminate or defer certain tax deductions and other preferences that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders or the amount of tax payable on that income and negatively impact the value of an investment in our common units. The Tax Act mentioned in the previous risk factor did not have any impact as to these federal income tax preferences.
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
Recently enacted legislation, and proposed but withdrawn Treasury regulations, applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS (and some states) may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. There can be no assurance that such election will be practical, permissible or effective in all circumstances. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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
In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to our assets.
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

ITEM 1B	— UNRESOLVED STAFF COMMENTS.
None.

ITEM 2	— PROPERTIES.
See Item 1 - Business - Properties for specific information about our mining operations, properties and reserves.

ITEM 3	— LEGAL PROCEEDINGS.
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 18. Commitments And Contingencies to the consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.

ITEM 4	— MINE SAFETY DISCLOSURES.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 - Mine Safety Disclosure to this Annual Report on Form 10-K.

PART II

ITEM 5	— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The common units of Westmoreland Resource Partners, LP trade on the NYSE under the symbol "WMLP." On March 29, 2018, the closing market price for our common units was $1.90 per unit. As of this date, we had outstanding 1,284,840 limited partner common units with 9 registered holders of record not including unitholders whose units are held in trust by other entities which makes the actual number of unitholders greater than the number of registered holders of record. We also had 17,050,680 Series A convertible units ("Series A Units"), 4,512,500 Series B Units and 35,291 general partner units outstanding. In addition, warrants to purchase an aggregate of 166,557 common units are outstanding. All of the Series A Units and Series B Units are held by WCC. The general partner units, for which there is no established public trading market, are held by the GP, which is wholly-owned by WCC.
The following table shows the range of sales prices for our common units for the past two years, as reported by the NYSE and the frequency and amount of any such cash distributions made on our common units during this period:

Period	High Price	Low Price	Distribution Per Unit	Date Paid
First Quarter 2016	$5.14	$2.38	$0.2000	May 13, 2016
Second Quarter 2016	6.45	4.47	0.2000	August 12, 2016
Third Quarter 2016	6.46	4.82	0.1333	November 14, 2016
Fourth Quarter 2016	6.90	5.01	0.1333	February 14, 2017

First Quarter 2017	$5.84	$4.65	$0.1333	May 15, 2017
Second Quarter 2017	5.24	2.10	0.1333	August 14, 2017
Third Quarter 2017	4.60	2.10	0.1155	November 14, 2017
Fourth Quarter 2017	3.46	2.12	N/A	N/A
Cash Distributions
We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement. Available cash is determined at the end of each quarter and is generally defined in the Partnership Agreement, as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest, to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law or any loan agreement to which the Partnership or any of its subsidiaries are is a party. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.
As quarterly distributions of available cash exceed the target distribution levels established in our Partnership Agreement, the holder of the Partnership's incentive distribution rights ("IDR"), which are currently held by the GP, receives distributions based on specified increasing percentages of the available cash that exceeds the target distribution levels. The target distribution levels are based on the amounts of available cash from our operating surplus distributed for a given quarter that exceed the minimum quarterly distribution (“MQD”). Our Partnership Agreement defines the MQD as $0.1333 per unit ($0.5332 per unit on an annual basis).
Under the quarterly IDR provisions of our Partnership Agreement, our the IDR holder is entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit; and (iii) 48% of quarterly distributions over $0.2000 per unit. For the years ended December 31, 2017, 2016 and 2015, we did not allocate any incentive distributions to the GP.
Our Partnership Agreement requires us to distribute all of our available cash (as such term is defined in the Partnership Agreement) within 45 days after the end of each quarter to our unitholders. Subsequent to the payment of the unitholder distribution for third quarter of 2017, which occurred in November 2017, we have utilized the full $15.0 million limit on restricted distributions (as such term is defined in the 2014 Financing Agreement) and are restricted from making any further distributions under the terms of the 2014 Financing Agreement unless we meet certain ratios and liquidity requirements therein (all as further described in Note 11. Long-Term Debt to the consolidated financial statements). During the period of such prohibition, we establish reserves that reduce our available cash to zero, so that there is no available cash for distribution to our unitholders. We believe this is warranted by business conditions as well.
Unregistered Sales of Equity Securities in 2017
Series A Convertible Units
In August 2015, 15,251,989 Series A Units were issued to WCC in consideration for its contribution to us of Westmoreland Kemmerer, LLC ("WKL"). The Series A Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our Board's election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). During 2017, the Board declared the following distributions of Series A PIK Units in lieu of cash distributions to WCC: 281,686 Series A PIK Units on February 14; 286,666 Series A PIK Units on May 15; 291,734 Series A PIK Units on August 14; and 257,251 Series A PIK Units on November 14.
These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
Issuer Purchases of Equity Securities
During the year ended December 31, 2017, we did not make any purchases of our common units and no such purchases were made on our behalf.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters which is incorporated by reference into this Item 5 - Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
Stock Performance Graph
The following performance graph compares the cumulative total unitholder return on our common units for the five-year period December 31, 2012 through December 31, 2017 with (i) the cumulative total return over the same period of the NYSE MKT Composite Index, (ii) the cumulative total return over the same period of the SPDR S&P Metals and Mining Index, and (iii) our Peer Group Index, which consists of Alliance Resource Partners LP, Cloud Peak Energy, Hallador Energy Co., and Rhino Resource Partners LP. The graph assumes that:

•	You invested $100 in Westmoreland Resource Partners, LP common units and in each index at the closing price on December 31, 2012;

•	All dividends were reinvested;

•	Annual re-weighting of the peer group indices; and

•	You continued to hold your investment through December 31, 2017.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common units.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN[(1)]

Among Westmoreland Resource Partners LP, the SPDR S&P Metals & Mining Index, the NYSE Market Composite Index, and the Peer Group

200
100
169
158
152
146
115
100
93
94
82
88
88
66
67
58
33
28
34
9
8
3
6
12/11
12/12
12/13
12/14
12/15
12/16
Westmoreland Resource Partners LP
SPDR S&P Metals & Mining Index
NYSE MKT Composite Index
2016 Peer Group

1. Includes reinvestment of dividends.

	As of December 31,
Company/Market/Peer Group	2012	2013	2014	2015	2016	2017
Westmoreland Resource Partners, LP	$100.00	$27.83	$22.62	$10.17	$16.53	$9.32
NYSE MKT Composite Index	100.00	126.40	135.09	129.72	130.95	151.70
SPDR S&P Metals and Mining Index	100.00	94.62	70.70	34.98	72.07	87.33
Peer Group Index	100.00	106.97	93.18	32.29	65.11	52.90

ITEM 6	— SELECTED FINANCIAL AND OPERATING DATA.
WCC's cost of acquiring our GP has been pushed-down to establish a new accounting basis for us. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor and Successor periods have been separated by a vertical line on the table below to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following table presents our selected financial and operating data as of the dates and for the periods indicated and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED FINANCIAL AND OPERATING DATA

	Westmoreland Resource Partners, LP				Oxford Resource Partners, LP
	(Successor)				(Predecessor)
	Years Ended December 31,			Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2017	2016	2015	2014	2014	2013
	(In thousands, except for per unit data)				(In thousands, except for per unit data)
STATEMENT OF OPERATIONS DATA:
Revenues	$315,605	$349,340	$384,700	$—	$322,263	$346,767
Operating income (loss)	9,823	8,873	(5,212)	(2,783)	2,306	(5,930)
Net loss	(31,751)	(31,585)	(33,688)	(4,406)	(24,155)	(23,700)
Per limited partner common unit (basic and diluted):
Net loss applicable to limited partner common unit	(1.34)	(1.51)	(4.62)	(0.72)	(10.92)	(12.84)
CONSOLIDATED BALANCE SHEET INFORMATION (end of period):
Working capital (deficit)	$(285,916)	$19,827	$4,188	$5,936	N/A	$(1,452)
Net property, plant and equipment	193,664	235,618	277,641	309,757	N/A	144,426
Total Assets	347,404	386,907	417,278	476,852	N/A	216,711
Total Debt	323,833	317,646	301,377	179,673	N/A	155,632
Parners' (deficit) capital	(61,634)	(28,110)	13,154	107,987	N/A	(15,967)
OTHER CONSOLIDATED DATA:
Net cash provided by (used in):
Operating activities	$39,696	$41,082	$31,994	$(1,820)	$24,385	$9,716
Investing activities	(9,881)	(14,690)	(134,878)	83	(8,253)	(22,463)
Financing activities	(8,170)	(15,008)	100,590	7,741	(19,221)	11,859
Capital expenditures	8,446	11,566	15,680	—	15,903	22,332
Adjusted EBITDA[1]	68,701	79,304	66,135	—	36,296	39,058
Distributable cash flow[2]	17,277	27,932	16,402	(2,922)	11,510	(4,119)
Tons sold	7,374	7,843	8,481	—	5,631	6,602

Cash distribution paid per limited partner common unit	$0.5154	$0.7333	$0.6000	$—	$—	$—
Cash distribution paid per Series A convertible unit	—	0.4000	0.2000	—	—	—
Cash distribution paid per general partner unit	0.5154	0.7333	0.6000	—	—	—
________________________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss below.
2 Distributable cash flow, a non-GAAP measure, is defined and reconciled to net loss below.

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization, accretion expense and gain or loss on debt extinguishment. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, impairment, legal settlements, recapitalization costs, gain or loss on sales of assets, unit-based compensation and other non-cash and non-recurring costs which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate EBITDA and Adjusted EBITDA differently from the way that we do, limiting their usefulness as comparative measures. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental data. The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
Distributable Cash Flow
Distributable Cash Flow represents Adjusted EBITDA less cash changes in deferred revenue, cash reclamation and mine closure expenditures, reserve replacement and maintenance capital expenditures, cash outlays for pension and postretirement medical obligations, cash interest expense (net of interest income), legal and insurance settlement proceeds and various other miscellaneous items. Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement, and for plant, equipment and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.
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
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Westmoreland Resource Partners, LP				Oxford Resource Partners, LP
	(Successor)				(Predecessor)
	Years Ended December 31,			Period of December 31,	Period from January 1 through December 31,	Year Ended December 31,
	2017	2016	2015	2014	2014	2013
	(In thousands)				(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(31,751)	$(31,585)	$(33,688)	$(4,406)	$(24,155)	$(23,700)
Loss (gain) on extinguishment of debt	—	—	—	1,623	(500)	808
Income tax expense	—	—	157	—	—	—
Interest expense, net of interest income	42,215	40,223	29,904	—	27,783	20,242
Depreciation, depletion and amortization	45,466	50,216	54,503	—	39,315	48,081
Accretion of ARO	5,370	5,618	5,085	—	2,337	2,293
EBITDA	61,300	64,472	55,961	(2,783)	44,780	47,724
Advisory fees[1]	2,233	—	—	—	—	—
Impairment charges	5,872	11,310	656	2,783	75	1,761
Legal settlements	—	—	—	—	(17,548)	(2,100)
Recapitalization costs	—	—	—	—	5,470	—
(Gain) loss on sale of assets	(305)	3,035	6,890	—	14	(372)
Unit-based compensation	242	252	438	—	4,559	1,441
Other non-cash and non-recurring (income) costs[2]	(641)	235	2,190	—	(1,054)	(9,396)
Adjusted EBITDA	68,701	79,304	66,135	—	36,296	39,058
Deferred revenue	(406)	3,547	2,513	—	—	—
Reclamation and mine closure costs	(12,279)	(14,160)	(8,216)	—	(4,999)	(8,666)
Maintenance capital expenditures & other	(8,446)	(12,413)	(15,763)	—	(14,066)	(18,640)
Pension and postretirement medical	—	—	2,552	—	—	—
Cash interest expense, net of interest income	(30,293)	(28,346)	(20,740)	(2,922)	(15,952)	(12,258)
Legal and insurance settlement proceeds	—	—	—	—	17,548	2,100
Other	—	—	(10,079)	—	(7,317)	(5,713)
Distributable Cash Flow	$17,277	$27,932	$16,402	$(2,922)	$11,510	$(4,119)
_________________________________
1 Amount represents fees paid to financial and legal advisors related to the assessment of Westmoreland Resource Partners, LP's capital structure. These advisors, together with Westmoreland Resource Partners, LP's management and Board, are developing and evaluating options to optimize Westmoreland Resource Partner, LP’s overall capital structure.
2 Includes non-cash activity from the change in fair value of investments and warrants.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under Cautionary Note Regarding Forward-Looking Statements and Item 1A - Risk Factors.
This discussion should be read in conjunction with our consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.
Overview
We are a low-cost producer of high-value thermal coal. We sell the majority of our coal to large electric utilities with coal-fired, base-load scrubbed power plants under multi-year coal contracts. These multi-year coal contracts, as well as the spot coal contracts (less than one year in length) that constitute a smaller portion of our sales, oftentimes contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, domestic economic conditions, power plant outages and other factors discussed herein. More specifically, our financial results for the periods presented were impacted by several trends and activities, which are described below.

•
Coal pricing. Our operations in Ohio are exposed to changes in the price of coal sold on the open market. The price of coal has been, and continues to be, volatile and, in the last few years, has generally been adversely influenced by reduced demand, political pressures, and the price of competing products, including natural gas, that are used in energy production. While 73.0% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Recent pricing pressure has resulted in depressed revenues and Adjusted EBITDA in our Ohio market. Whether pricing and volume softness in this region persist in future periods is dependent upon fluctuations in market demand in those regions.

•
Weather. Weather patterns can have a significant impact on power demand and our ability to mine and produce coal. During 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, our operations in Wyoming experienced unusually high amounts of precipitation in the first quarter of 2017, which increased our mining costs and temporarily restricted our ability to supply coal. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand in future periods.

•
Key contract renewals. During 2017, we amended our coal supply agreement with PacifiCorp to sell one million additional tons of coal during 2018 in response to PacifiCorp's plan to operate Unit 3 at its Naughton Power Station through the end of 2018. While this amendment will result in more cash and more revenues through 2018, it also lowered the amount of revenue recognized under the contract in 2017 as revenue recognition was deferred into 2018, when the lower priced coal tons will be sold.

•
Cost reduction initiatives. Since 2016, we and our parent affiliate, WCC, have sought to reduce costs throughout our organizations. Cost reduction activities during 2016 resulted in disciplined capital expenditure decisions, lower inventory costs, reduced headcount and a decreased reliance on outside services. These factors, in turn, have resulted in lower depreciation, cost of sales and selling and administrative expenses. Cost reduction activities are ongoing.

•
Capital structure review. In light of the December 31, 2018 maturity of our Term Loan, we and our parent affiliate, WCC, proactively engaged separate financial advisors to assess the capital structures of our respective companies. Management and our Board, with the assistance of our advisors, are evaluating options to address the upcoming Term Loan maturity. This evaluation is ongoing. The objectives and intent of WCC may not be consistent with ours. Any action we choose to pursue will be evaluated by management, our Board and our advisors or an independent committee, as required under our Partnership Agreement. Costs associated with this process were $2.2 million during 2017 and will increase in 2018. See "Liquidity and Capital Resources" and Item 8 - Financial Statements and Supplementary Data for additional information regarding our debt and the going concern opinion related to the upcoming maturity.

•
Kemmerer Drop. On August 1, 2015, WCC, who owns and controls our general partner, contributed 100% of the outstanding equity interests in WKL to us (See Item 8 - Financial Statements and Supplementary Data for further information). Because the transaction was accounted for as a transfer of net assets between entities under common control, our financial statements reflect the transaction as if it occurred on December 31, 2014. In 2015, we incurred $2.6 million in various investment banker and legal costs as a result of the transaction. Interest expense was also higher in the periods subsequent to the transaction as a result of the additional debt incurred as part of this transaction.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Years Ended December 31,		Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$315.6	$349.3	$(33.7)	(9.6)%
Operating income	9.8	8.9	0.9	10.1%
Net loss	(31.8)	(31.6)	(0.2)	(0.6)%
Adjusted EBITDA[1]	68.7	79.3	(10.6)	(13.4)%
Tons sold	7.4	7.8	(0.4)	(5.1)%
_________________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial and Operating Data.

Revenues and tons sold declined primarily as a result of ongoing price and volume pressure within the Ohio region. While we expect price and volume pressures to continue in the Ohio market in future periods, demand from power plants and the export market in the region, as well as fluctuations in supply from producers in the region, are inherently difficult to predict. The pricing pressure in Ohio was offset slightly by increased demand at Kemmerer.
Operating income increased by $0.9 million in spite of the revenue pressures. The $33.7 million decrease in revenue was offset in part by a decrease of $25.8 million in cost of sales as a result of fewer tons sold. We also incurred $8.8 million less in losses on sales of assets or impairments in 2017 compared to 2016, as well as $4.8 million less depreciation, depletion and amortization as a result of a smaller and aging fleet of equipment. These savings were offset by an increase in administrative and legal expenses as a result of the ongoing capital structure review. We expect the capital structure review costs to continue into 2018 and persist until our capital structure, and specifically the maturity date of our Term Loans, has been addressed.
Adjusted EBITDA declined $10.6 million due to the operating income changes described above, except for the depreciation, depletion, and amortization, losses on sales of assets, and impairment charge changes, which do not impact Adjusted EBITDA. As discussed above, we expect price and volume pressures to continue, particularly in the Ohio market, which may continue to adversely impact Adjusted EBITDA.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$349.3	$384.7	$(35.4)	(9.2)%
Operating income (loss)	8.9	(5.2)	14.1	*
Net loss	(31.6)	(33.7)	2.1	6.2%
Adjusted EBITDA[1]	79.3	66.1	13.2	20.0%
Tons sold	7.8	8.5	(0.7)	(8.2)%
_________________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial and Operating Data.
* Not meaningful.

Revenues and tons sold declined as a result of ongoing pricing and volume softness in Ohio. In addition, non-coal revenues, primarily from limestone sales and other service fees, decreased by $5.8 million year over year.
Operating income grew $14.1 million due to:

•	Cost of sales (excluding DD&A expense) decreased $44.2 million year over year primarily as a result of fewer tons sold and a decrease in the cost to produce coal of $2.69 per ton.

•
Our cost reduction initiatives drove lower headcount, less reliance on outside services and other cost savings during 2016, which lowered our selling and administrative expenses. Further, in 2016, certain of our 2015 expenses did not recur, including $2.6 million in various investment banker and legal costs related to the Kemmerer Drop and $0.7 million in restructuring costs resulting from the right-sizing of the finance and accounting team after the acquisition of our general partner by WCC in December 2014.

•	Our DD&A expense decreased primarily due to a smaller operating fleet, which resulted from the cost reduction initiatives mentioned above.

Offsetting these year-over-year improvements were:

•	Year-over-year declines in revenue, as described previously.

•
$11.3 million in impairment charges comprised of $8.1 million at the Ohio mines from excess equipment due to mine plan changes and $3.2 million at the Kemmerer mine related to a shovel that was scrapped for parts. These charges represent an increase of $10.6 million over the 2015 impairment total of $0.7 million.

•	A $10.3 million increase in interest expense primarily due to the $120.0 million in additional debt incurred in connection with the Kemmerer Drop on August 1, 2015.

Adjusted EBITDA increased $13.2 million due to revenue and operating income changes as described above.

Liquidity and Capital Resources
We had the following liquidity at December 31, 2017 and 2016 :

	December 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$36.7	$15.1
Availability under the Revolver	—	15.0
Total	$36.7	$30.1
Our $15.0 million Revolver (as defined below) matured on December 31, 2017 and was not renewed.
Our Term Loan matures on December 31, 2018, and accordingly the principal balance of $312.7 million is classified as a current liability on our Consolidated Balance Sheet as of December 31, 2017. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.

Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in this Annual Report on Form 10-K contains such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in our audit report. The waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on the expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
If our lenders accelerate the maturity date of the Term Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We have engaged financial advisors to assess our capital structure. Management and our Board, with the assistance of our advisors, are evaluating options to address the Term Loan maturity date, which may include seeking an amendment or restructuring of our existing debt. We cannot provide any assurances that we will be successful addressing the maturity date, and if we fail to do so, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement. See Note 11. Long-Term Debt to the consolidated financial statements for a description of our debt facilities.
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
Historical Sources and Uses of Cash
The following table reflects cash flows for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$39.7	$41.1	$32.0
Investing activities	(9.9)	(14.7)	(134.9)
Financing activities	(8.2)	(15.0)	100.6

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash provided by operating activities was consistent between the years ended December 31, 2017 and 2016.
Cash used in investing activities decreased $4.8 million to $9.9 million for the year ended December 31, 2017 from $14.7 million for the year ended December 31, 2016. The Company spent $3.1 million less in additions to property, plant and equipment in 2017 compared to 2016. In 2017 we also spent $2.1 million less purchasing restricted investments, net of proceeds from the sale of such restricted investments.
Cash used in financing activities decreased $6.8 million to $8.2 million for the year ended December 31, 2017 compared to cash used in financing activities of $15.0 million for the year ended December 31, 2016. The decrease was primarily driven by a $9.3 million decrease in cash distributions in 2017. This decrease was offset slightly by a $1.5 million acquisition in 2017 compared to no cash used for acquisitions in the prior year.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash from operations increased $9.1 million to $41.1 million at December 31, 2016 from $32.0 million at December 31, 2015. The $9.1 million increase resulted from a $2.1 million decrease in net loss combined with $7.0 million in favorable non-

cash operating activity and $6.7 million favorable changes in working capital offset in part by $6.7 million unfavorable change in asset retirement obligation. The $7.0 million favorable change in non-cash operating activity primarily comprised of $10.7 million favorable change in impairment and restructuring charges, $2.4 million favorable change in non-cash interest expense and the amortization of deferred financing fees and $1.8 million in other non-cash charges offset in part by $4.3 million in unfavorable changes in depreciation, depletion and amortization expense and $3.9 million in unfavorable changes in loss on disposal and sale of assets. The $6.7 million favorable change in working capital primarily comprised a $6.1 million favorable change in deferred revenue compounded by a $5.2 million favorable change in accounts payable and accrued expenses, a $4.9 million favorable change in inventory and a $3.8 million favorable change in other assets and accrued liabilities, offset in part by a $11.9 million change in net receivables and a $1.4 million in accrued interest expense.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2017 are as follows:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	After 2022
	(In millions)
Long-term debt obligations (principal and interest)	$345.4	$345.2	$0.2	$—	$—
Capital lease obligations (principal and interest)	14.9	4.6	6.4	3.9	—
Operating lease obligations	2.8	1.9	0.9	—	—
Reclamation obligations[1]	93.7	15.2	14.9	9.4	54.2
Fixed-price diesel fuel purchase contracts	9.0	9.0	—	—	—
Totals	$465.8	$375.9	$22.4	$13.3	$54.2
__________________________
1 Future commitments for reclamation obligations are shown at inflated, but undiscounted amounts.

Critical Accounting Policies and Estimates
Going Concern, Liquidity and Management’s Plan
Our Term Loan matures on December 31, 2018, and accordingly the principal balance of $312.7 million is classified as a current liability on our Consolidated Balance Sheet as of December 31, 2017. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in this Annual Report on Form 10-K contains such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in our audit report. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on the expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.

If our lenders accelerate the maturity date of the Term Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We have engaged financial advisors to assess our capital structure. Management and our Board, with the assistance of our advisors, are evaluating options to address the Term Loan maturity date, which may include seeking an amendment or restructuring of our existing debt. We cannot provide any assurances that we will be successful addressing the maturity date, and if we fail to do so, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1. Summary Of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the Partnership’s consolidated financial statements.
The policies and estimates discussed in this section are considered critical because they had or could have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences could be material.
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and coal processing plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations at the end of mining and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and related asset retirement cost are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from current estimates. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities. See Note 10. Asset Retirement Obligations to the consolidated financial statements for additional information.
Valuation of Long-Lived Assets
The carrying amount of long-lived tangible and intangible assets to be held and used by the Partnership are reviewed for impairment when events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset is used; a change in customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level.
When indicators of impairment are present, the Partnership evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Partnership’s long-lived asset groups are derived from those developed in connection with the Partnership’s planning and budgeting process. The Partnership believes its assumptions to be consistent with those a market participant would use for valuation purposes.
For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky which were determined to have no further economic value.

Recent Accounting Pronouncements
See Note 1. Summary Of Significant Accounting Policies to the consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety, performance, and road bonds. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these arrangements. Federal and state laws require us to secure certain long-term obligations, such as ARO, and contractual performance. Historically, we secured these obligations with surety bonds supported by letters of credit. See Note 18. Commitments And Contingencies to the consolidated financial statements for details on surety and performance bonds.

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We believe our principal market risks are commodity price risks and interest rate risks.
Commodity Price Risks
We manage our commodity price risks for coal sales through the use of supply contracts and the use of forward-purchase contracts. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward-purchase contracts to manage the exposure related to this volatility. Additionally, our expected diesel fuel needs are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, allowing for changes in the price per coal ton sold when changes in diesel fuel pricing occur. Price changes typically lag the changes in diesel fuel costs by one quarter. Based on forecasted diesel fuel gallons to be used in 2018 and price protected diesel fuel gallons as of December 31, 2017, a hypothetical increase of 10% in the average cost of diesel fuel would increase 2018 cost of sales by $2.6 million.
For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increases from time-to-time in operating costs of mining equipment, diesel fuel and other supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives. As of December 31, 2017, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.9 million gallons of diesel for 2018. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risks
We have exposure to changes in interest rates on our indebtedness associated with our Term Loan. As of December 31, 2017, the Term Loan had a cash interest rate of 10.19%. Based on our borrowings as of December 31, 2017, a hypothetical 100 basis point increase in short-term interest rates would result, over the subsequent twelve-month period, in increased net loss of approximately $2.4 million, whereas a hypothetical 100 basis point decrease in short-term interest rates would result, over the subsequent twelve-month period, in decreased net loss of approximately $2.2 million.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

ITEM 8	— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Westmoreland Resource Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westmoreland Resource Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Partnership's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership does not currently have liquidity or access to additional capital sufficient to pay off its term loan debt by its maturity date, and has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2015.

Denver, Colorado
April 2, 2018

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$36,739	$15,094
Receivables	27,409	37,587
Inventories	14,927	17,559
Other current assets	1,891	6,728
Total current assets	80,966	76,968
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	358,375	359,748
Less accumulated depreciation, depletion and amortization	(164,711)	(124,130)
Net property, plant and equipment	193,664	235,618
Advanced coal royalties	10,143	8,815
Restricted investments	37,239	37,741
Intangible assets, net of accumulated amortization of $6.2 million and $4.1 million at December 31, 2017 and 2016, respectively	24,800	27,148
Deposits and other assets	592	617
Total Assets	$347,404	$386,907
Liabilities and Partners' Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$314,228	$3,819
Accounts payable and accrued expenses:
Trade	15,565	19,397
Deferred revenue	3,141	3,547
Production taxes	16,670	16,319
Asset retirement obligations	15,187	10,775
Other current liabilities	2,091	3,284
Total current liabilities	366,882	57,141
Long-term debt, less current installments	9,605	313,827
Asset retirement obligations, less current portion	30,609	41,402
Other liabilities	1,942	2,647
Total liabilities	409,038	415,017
Partners' capital (deficit):
Limited partners (1,284,840 and 1,221,060 units outstanding as of December 31, 2017 and 2016, respectively)	25,959	28,261
Series A convertible units (17,050,680 and 15,656,551 units outstanding as of December 31, 2017 and 2016, respectively)	(69,605)	(46,103)
Series B convertible units (4,512,500 units outstanding as of December 31, 2017 and 2016, respectively)	(49,755)	(43,360)
General partner units (35,291 units outstanding as of December 31, 2017 and 2016, respectively)	31,687	33,281
Liquidation units (856,698 units outstanding as of December 31, 2017 and 2016, respectively)	—	—
Accumulated other comprehensive income (loss)	80	(189)
Total Westmoreland Resource Partners, LP deficit	(61,634)	(28,110)
Total Liabilities and Partners’ Deficit	$347,404	$386,907
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per unit data)
Revenues	$315,605	$349,340	$384,700
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	237,516	263,294	310,741
Depreciation, depletion and amortization	45,466	50,216	54,503
Selling and administrative	17,233	12,612	17,122
(Gain) loss on sales of assets	(305)	3,035	6,890
Impairment charges	5,872	11,310	656
Total cost and expenses	305,782	340,467	389,912
Operating income (loss)	9,823	8,873	(5,212)
Other (expense) income:
Interest expense	(43,153)	(41,076)	(30,794)
Interest income	938	853	890
Other income	174	38	250
Change in fair value of warrants	467	(273)	1,335
Total other expenses	(41,574)	(40,458)	(28,319)
Loss before income taxes	(31,751)	(31,585)	(33,531)
Income tax expense	—	—	(157)
Net loss	(31,751)	(31,585)	(33,688)
Less net (loss) income allocated to general partner	(50)	(51)	6,307
Net loss allocated to limited partners	$(31,701)	$(31,534)	$(39,995)

Net loss	$(31,751)	$(31,585)	$(33,688)
Unrealized and realized gain (loss) on available-for-sale securities	269	81	(930)
Transferred to WCC	—	—	660
Comprehensive loss attributable to the Partnership	$(31,482)	$(31,504)	$(33,958)

Net loss per limited partner common unit, basic and diluted:	$(1.34)	$(1.51)	$(4.62)

Weighted average number of limited partner common units outstanding, basic and diluted:	1,274	4,825	5,878

Cash distribution paid per limited partner common unit	$0.5154	$0.7333	$0.6000
Cash distribution paid per Series A convertible unit	—	0.4000	0.2000
Cash distribution paid per general partner unit	0.5154	0.7333	0.6000

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners' Capital (Deficit)

	Limited Partners													Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Net Investment
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)
	(In thousands, except units data)
Balance at December 31, 2014	5,505,087	$39,549	—	$—	—	$—	856,698	$—	6,361,785	$39,549	35,291	$33,472	$33,954	$1,012	$107,987
Net income (loss)
Attributable to Predecessor WKL	—	—	—	—	—	—	—	—	—	—	—	—	6,472	—	6,472
Attributable to partners	—	(26,282)	—	(13,714)	—	—	—	—	—	(39,996)	—	(164)	—	—	(40,160)
Transaction with Parent/affiliate	—	—	—	—	—	—	—	—	—	—	—	155	(5,708)	—	(5,553)
Net transfers to WCC	—	—	—	—	—	—	—	—	—	—	—	—	66,189	—	66,189
Equity-based compensation	—	208	—	—	—	—	—	—	—	208	—	—	231	—	439
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(622)	(622)
Acquisition of WKL	—	101,173	—	—	—	—	—	—	—	101,173	—	625	(101,138)	(660)	—
Cash paid in the acquisition of WKL	—	(114,294)	—	—	—	—	—	—	—	(114,294)	—	(706)	—	—	(115,000)
Series A convertible units issued in the acquisition of WKL	—	—	15,251,989	—	—	—	—	—	15,251,989	—	—	—	—	—	—
Issuance of units to LTIP participants	206,543	—	—	—	—	—	—	—	206,543	—	—	—	—	—	—
Cash distribution to unitholders	—	(3,530)	—	(3,046)	—	—	—	—	—	(6,576)	—	(22)	—	—	(6,598)
Balance at December 31, 2015	5,711,630	(3,176)	15,251,989	(16,760)	—	—	856,698	—	21,820,317	(19,936)	35,291	33,360	—	(270)	13,154
Net loss
Attributable to partners	—	(8,011)	—	(23,080)	—	(443)	—	—	—	(31,534)	—	(51)	—	—	(31,585)
Equity-based compensation	—	252	—	—	—	—	—	—	—	252	—	—	—	—	252
Issuance of units to LTIP participants	21,930	—	—	—	—	—	—	—	21,930	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	81	81
Paid-in-kind Series A convertible unit distribution	—	—	404,562	—	—	—	—	—	404,562	—	—	—	—	—	—
Series B convertible unit distribution	(4,512,500)	42,917	—	—	4,512,500	(42,917)	—	—	—	—	—	—	—	—	—
Cash distribution to unitholders	—	(3,721)	—	(6,263)	—	—	—	—	—	(9,984)	—	(28)	—	—	(10,012)
Balance at December 31, 2016	1,221,060	28,261	15,656,551	(46,103)	4,512,500	(43,360)	856,698	—	22,246,809	(61,202)	35,291	33,281	—	(189)	(28,110)
Net loss
Attributable to partners	—	(1,804)	—	(23,502)	—	(6,395)	—	—	—	(31,701)	—	(50)	—	—	(31,751)
Equity-based compensation	—	242	—	—	—	—	—	—	—	242	—	—	—	—	242
Issuance of units to LTIP participants	63,780	—	—	—	—	—	—	—	63,780	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	269	269
Distribution for acquisition of Johnson Run (Note 2)	—	—	—	—	—	—	—	—	—	—	—	(1,526)	—	—	(1,526)
Paid-in-kind Series A convertible unit distribution	—	—	1,394,129	—	—	—	—	—	1,394,129	—	—	—	—	—	—
Cash distribution to unitholders	—	(740)	—	—	—	—	—	—	—	(740)	—	(18)	—	—	(758)
Balance at December 31, 2017	1,284,840	$25,959	17,050,680	$(69,605)	4,512,500	$(49,755)	856,698	$—	23,704,718	$(93,401)	35,291	$31,687	$—	$80	$(61,634)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(31,751)	$(31,585)	$(33,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	45,466	50,216	54,503
Accretion of asset retirement obligations	5,370	5,618	5,085
Impairment charges	5,872	11,310	656
Non-cash interest expense	9,344	9,215	6,857
Amortization of deferred financing costs	2,872	2,672	2,308
(Gain) loss on sale of assets	(305)	3,035	6,890
Other	1,993	525	(757)
Changes in operating assets and liabilities:
Receivables, net	10,220	(5,035)	6,824
Inventories	3,211	6,451	1,545
Accounts payable and accrued expenses	(1,697)	(6,360)	(11,565)
Interest payable	(293)	455	1,848
Deferred revenue	(406)	3,547	(2,513)
Other assets and liabilities	2,078	2,053	(1,697)
Asset retirement obligations	(12,278)	(11,035)	(4,302)
Net cash provided by operating activities	39,696	41,082	31,994
Cash flows from investing activities:
Additions to property, plant, equipment and other	(8,446)	(11,566)	(15,680)
Advance royalties payments	(1,593)	(1,111)	(4,386)
Proceeds from sales of restricted investments	9,658	5,655	9,862
Purchases of restricted investments	(10,641)	(8,789)	(10,069)
Net proceeds from sales of assets	1,141	1,121	395
Cash payments related to acquisitions	—	—	(115,000)
Net cash used in investing activities	(9,881)	(14,690)	(134,878)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	—	120,937
Repayments of long-term debt	(5,886)	(4,996)	(10,136)
Debt issuance costs and other refinancing costs	—	—	(3,613)
Cash distributions to unitholders	(758)	(10,012)	(6,598)
Acquisition under common control of Johnson Run	(1,526)	—	—
Net cash (used in) provided by financing activities	(8,170)	(15,008)	100,590
Net increase (decrease) in cash and cash equivalents	21,645	11,384	(2,294)
Cash and cash equivalents, beginning of the period	15,094	3,710	6,004
Cash and cash equivalents, end of period	$36,739	$15,094	$3,710
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,231	$28,734	$20,740
Non-cash transactions:
Accrued purchases of property and equipment	$1,227	$2,347	$1,100
Property, plant and equipment acquired with debt	—	9,259	—
Fair value of Series A convertible units	—	—	115,000
Net assets of August 1, 2015 Kemmerer Drop	—	—	101,138
Economic value of Series A convertible unit distributions	8,425	5,137	—

 See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Partnership and its consolidated subsidiaries and are prepared in conformity with GAAP. The consolidated financial statements of the Partnership include the accounts of the Partnership and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated.
Going Concern, Liquidity and Management’s Plan
Our Term Loan matures on December 31, 2018, and accordingly the principal balance of $312.7 million is classified as a current liability on our Consolidated Balance Sheet as of December 31, 2017. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in this Annual Report on Form 10-K contains such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in our audit report. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
If our lenders accelerate the maturity date of the Term Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We have engaged financial advisors to assess our capital structure. Management and our Board, with the assistance of our advisors, are evaluating options to address the Term Loan maturity date, which may include seeking an amendment or restructuring of our existing debt. We cannot provide any assurances that we will be successful addressing the maturity date, and if we fail to do so, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
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
Drop-down Accounting
Drop-down acquisitions with WCC, our ultimate parent, are accounted for as a reorganization of entities under common control in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-50, which requires that the transaction be presented as though it occurred as of the earliest point of common control. Accordingly, our financial statements give retrospective effect of drop-down acquisitions for periods as of and subsequent to December 31, 2014.

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Partnership evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Partnership has determined that no allowance is necessary for trade receivables as of December 31, 2017 and 2016.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials and supplies, which are carried at historical cost less an obsolescence reserve, when necessary, and coal, which is carried at the lower of cost or net realizable value. Cost of coal is determined using the average cost method and includes labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
Exploration and Mine Development
Exploration expenditures are charged to Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
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
Land, Mineral Rights, Property, Plant and Equipment
Land, mineral rights, property, plant and equipment are recorded at acquisition cost. Expenditures that extend the useful lives of existing plant and equipment or increase productivity of plant and equipment are capitalized. Maintenance and repair costs that do not extend the useful lives or increase productivity of plant and equipment are expensed as incurred.
Coal reserves, mineral rights and mine development costs are depleted based upon estimated proven and probable reserves. Long-term spare parts inventory begins depreciation when placed in service. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

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
Impairment of Long-Lived Assets
The Partnership evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends or a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level.
When indicators of impairment are present, the Partnership evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Partnership’s long-lived asset groups are derived from those developed in connection with the Partnership’s planning and budgeting process.
Advanced Coal Royalties
A portion of our reserves are leased. Advanced coal royalties are advance payments made to lessors under terms of lease agreements that are typically recoupable through an offset or credit against royalties payable on future production. We write-off advanced coal royalties when recoverability is no longer probable based on future mining plans.
Restricted Investments
Restricted investments consist of cash and available-for-sale fixed-income investments reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Funds in the restricted investments accounts are not available to meet the Partnership’s general cash needs.
Deferred Financing Costs
The Partnership capitalizes costs incurred in connection with establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the debt security or term of the credit facility using the effective interest method. The amounts related to debt securities are recorded in the Consolidated Balance Sheets in Long-term debt, less current installments as a direct deduction of the carrying amount of the debt security, consistent with debt discounts in the Consolidated Balance Sheets. No amounts were incurred nor recorded for credit facilities for the years ended December 31, 2017 or 2016.
Financial Instruments
The Partnership has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
Our financial instruments include fixed price forward contracts for diesel fuel. These contracts meet the normal purchases and sales exclusion and therefore are not accounted for as derivatives. These forward fuel contracts usually have a term of 1 year or less, and we take physical delivery of all the fuel supplied under these contracts.
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

See Note 3. Impairment Charges, Note 5. Restricted Investments and Note 12. Fair Value Measurements to the consolidated financial statements for further disclosures related to the Partnership’s fair value estimates.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Identifiable intangible assets acquired in a business combination are recognized and reported separately from goodwill. These intangible assets are amortized on a straight-line basis over the respective useful life of the asset. See Note 9. Intangible Assets to the consolidated financial statements for further details.
Deferred Revenue
Deferred revenues represent funding received in advance of meeting the revenue recognition criteria. Deferred revenues will be recognized as revenue in the periods in which all revenue recognition criteria have been met.
Asset Retirement Obligations
Our ARO primarily consists of estimated costs to reclaim surface land and support facilities at our mines and in accordance with federal and state reclamation laws as established by each mining permit.
We estimate ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit adjusted risk-free rate. We record asset retirement cost associated with the initial recorded liability. Asset retirement cost is amortized based on the units of production method over the estimated proven and probable reserves at the related mine, and the ARO is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities. See Note 10. Asset Retirement Obligations to the consolidated financial statements.
Income Taxes
As a partnership, we are not a taxable entity for federal or state income tax purposes; the tax effect of our activities passes through to our unitholders. Therefore, no provision or liability for federal or state income taxes is included in the consolidated financial statements. Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) reportable to our unitholders as a result of timing or permanent differences between financial reporting under GAAP and the regulations promulgated by the IRS.
Prior to the Kemmerer Drop, WKL was subject to income taxes in the United States (including federal and state). Deferred income taxes were provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not (greater than 50%) that a deferred tax asset will not be realized. In determining the need for a valuation allowance at each reporting period, WKL considered projected realization of tax benefits based on expected levels of future taxable income, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.

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

WKL includes interest and penalties related to income tax matters in Income tax expense on the Consolidated Statements of Operations and Comprehensive Loss, however there were no interest and penalties in any years presented.

Revenue Recognition
The Partnership recognizes coal sales revenue at the time title passes to the customer in accordance with the terms of the underlying sales agreements. The point that title passes varies by agreement. Under our sales agreements, title transfer points include upon loading to truck or rail, upon delivery by truck or rail, upon loading to conveyor belt, upon delivery from conveyor belt, and upon delivery to stockpile. Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation
Equity-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Selling and administrative in the Consolidated Statements of Operations and Comprehensive Loss. See Note 14. Unit-Based Compensation to the consolidated financial statements.
Earnings (Losses) Per Unit
For purposes of our earnings per unit calculation, we apply the two class method. All outstanding limited partner units, Series A Units, Series B Units and general partner units share pro rata in income (loss) allocations and distributions, but only our general partner units have voting rights. Limited partner units are further segregated into common units and liquidation units.
Basic earnings (losses) per limited partner common unit are computed by dividing undistributed earnings and losses after distributions applicable to limited partner common units by the weighted average common units outstanding during the reporting period. Diluted earnings per common unit are computed similar to basic earnings per common unit except that the weighted average units outstanding and net income attributable to limited partner common units are increased to include the dilutive effect of limited partner common units that would be issued assuming conversion of all outstanding warrants and vesting of all outstanding restricted awards. No such items were included in the computation of diluted loss per common unit for the years ended December 31, 2017, 2016 or 2015 because we incurred a loss in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of units that were excluded from the calculation of diluted loss per common unit because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2017	2016	2015
Long-term incentive plan units	28,140	32,478	4,691
Warrants	166,557	166,557	166,557
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current year presentation, with no effect on previously reported net loss, cash flows or partners’ deficit.
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which simplifies the subsequent measurement of inventory by replacing the historical lower of cost or market test with a lower of cost or net realizable value test. This guidance is effective for interim and annual periods beginning after December 15, 2016. Our January 1, 2017 adoption of this guidance did not have a material impact to our consolidated financial statements.
Accounting Pronouncements Effective in the Future
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The new guidance is effective for fiscal years

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Partnership has established an implementation team to develop a multi-phase plan to adopt the requirements of the new standard. We will adopt the new guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017.

In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

•	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU 2016-19, Technical Corrections and Improvements

During 2016, the Partnership established an implementation team to develop a multi-phase plan to assess the Partnership’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. As of the date of this filing, the Partnership has substantially completed its evaluation of the impact of the new standard under the full retrospective approach. This process included a review of all material contracts, application of the new guidance to each contract, and documentation of related conclusions. The Partnership is currently evaluating disclosure requirements, finalizing accounting policies and implementing changes to the relevant business processes and the control activities required to implement this standard. We will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact to the consolidated financial statements.
2. ACQUISITIONS
Kemmerer Drop-down
On August 1, 2015, WCC, who owns and controls the GP, contributed 100% of the outstanding equity interests in WKL to the Partnership in exchange for $230 million in aggregate consideration, composed of $115 million of cash and 15,251,989 Series A convertible units of the Partnership (“Series A Units”) with a value of $115 million (the “Kemmerer Drop”). Upon closing the Kemmerer Drop, we own 100% of the outstanding equity interests in WKL, which owns and operates the Kemmerer mine in Lincoln County, Wyoming. In accordance with ASC 805-50, our financial statements give retrospective effect to the Kemmerer Drop for periods as of and subsequent to December 31, 2014, the earliest point of common control of both the Partnership and WKL by our parent company.
Further, and in accordance with ASC 805-50, WKL was recorded at historical book value and the consideration paid in excess of the net assets contributed by WCC amounted to $13.2 million. This amount was recognized as a reduction to limited partners’ equity. The financial statements of WKL have been prepared from the separate records maintained by WCC and may not necessarily be indicative of the conditions that would have existed or the results of operations if WKL had been operated as an unaffiliated entity during the periods reported.
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
Acquisition of Johnson Run Coal Reserves

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
3. IMPAIRMENT CHARGES
Impairment Charges
In April 2016, our Ohio Operations entered into an agreement (the “Purchase Coal Agreement”) to purchase 1.0 million tons of coal (“Purchased Coal”) from a third party through December 31, 2017. The Purchased Coal was not used to fulfill specific customer sales orders under preexisting long-term sales agreements. As a result of the Purchased Coal Agreement, we down-sized our work force and incurred and paid $0.3 million in severance charges and recognized an impairment charge on excess equipment of $8.1 million during the year ended December 31, 2016. Additionally, during the year ended December 31, 2016, our Kemmerer operations incurred an impairment charge of $3.2 million on a shovel which was parted and scrapped.
For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky which were determined to have no further economic value.
4. INVENTORIES
Inventories consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$4,642	$4,518
Materials and supplies	10,569	13,091
Reserve for obsolete inventory	(284)	(50)
Total	$14,927	$17,559
5. RESTRICTED INVESTMENTS
For all of its restricted investments accounts, the Partnership can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments accounts are not available to meet the Partnership’s general cash needs. These investments include available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of restricted investments at December 31, 2017 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$7,754	$7,754
Available-for-sale securities	29,485	29,485
	$37,239	$37,239
The carrying value and estimated fair value of its restricted investments at December 31, 2016 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$8,581	$8,581
Available-for-sale securities	29,160	29,160
	$37,741	$37,741
The Partnership recorded realized gains or losses on the sale of available-for-sale securities held as restricted investments for the years ended December 31, 2017, 2016 and 2015, however these amounts were immaterial to the consolidated financial statements.
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Cost basis	$29,405	$29,349
Gross unrealized holding gains	409	167
Gross unrealized holding losses	(329)	(356)
Fair value	$29,485	$29,160
Maturities of available-for-sale securities were as follows at December 31, 2017:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$4,712	$4,568
Due after one year to five years	4,554	4,471
Due after five years to ten years	9,111	9,370
Due in more than ten years	11,028	11,076
	$29,405	$29,485
6. POSTRETIREMENT MEDICAL BENEFITS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement, all employees of WKL were transferred to WCC. WCC assumed all liabilities associated with the Excluded Liabilities (as defined in the agreement), including but not limited to postretirement medical benefits on August 1, 2015. As such, the Consolidated Balance Sheets for WMLP do not reflect any liability amounts for postretirement medical benefits in either period.
Prior to August 1, 2015, WKL provided postretirement medical benefits pursuant to collective bargaining agreements. These benefits were provided through self-insurance programs. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement,

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent to the Kemmerer Drop, WCC, in compliance with the Services Agreement with our GP and the Partnership Agreement, will allocate expenses incurred for postretirement medical liabilities attributable to the transferred employees on a cash basis through the period ended December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
Postretirement Medical Benefits Plans
WKL provided postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. WKL also provided these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
Actuarial gains and losses are amortized over the average future service of the plan’s participants. The Partnership will not have any amounts amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in periods after July 31, 2015.

For the years ended December 31, 2017 and 2016, no net periodic postretirement medical benefit cost was recognized. For the year ended December 31, 2015, we recognized net periodic postretirement medical benefit cost of $3.4 million, comprised of service cost of $1.9 million and interest cost of $1.5 million. These costs are included in the Consolidated Statements of Operations and Comprehensive Loss in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative.
Assumptions
For the years ended December 31, 2017 and 2016, no assumptions were applicable in determining net periodic postretirement medical benefit cost for the Partnership. For the year ended December 31, 2015, assumptions used in determining net periodic postretirement medical benefit cost included a discount rate of 4.25% and a measurement date of December 31, 2014.
7. PENSION AND OTHER SAVING PLANS
Immediately prior to the Kemmerer Drop and in accordance with the Contribution Agreement, all employees of WKL were transferred to WCC. WCC assumed all liabilities, including the pension assets, associated with the Excluded Liabilities, including but not limited to pension benefits on August 1, 2015.
Prior to August 1, 2015, WKL provided a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. As the Kemmerer Drop is accounted for as a transfer of net assets between entities under common control, our consolidated financial statements include the historical results of WKL, including postretirement medical expense, pension expense and income taxes, for the periods while under common control prior to the Kemmerer Drop (period of December 31, 2014 through August 1, 2015). In accordance with the Contribution Agreement, subsequent to the Kemmerer Drop, WCC, in compliance with the Services Agreement and the Partnership Agreement, will allocate expenses incurred for pension liabilities attributable to the transferred employees on a cash basis through the period ending December 31, 2017. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
Defined Benefit Pension Plan
WKL provided a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. WKL’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations.
The Partnership will not have any amounts amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in periods after July 31, 2015.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016, no net periodic pension cost was recognized. For the year ended December 31, 2015, we recognized net periodic pension cost of $0.2 million, comprised of service cost of $0.7 million and interest cost of $1.4 million, offset by $1.9 million of expected return of plan assets. These costs are included in the Consolidated Statements of Operations and Comprehensive Loss in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative.
Assumptions
For the years ended December 31, 2017 and 2016, no assumptions were applicable in determining net period pension cost for the Partnership. For the year ended December 31, 2015, assumptions used in determining net periodic pension cost included a discount rate of 3.85%, expected return on plan assets of 7.10% and a measurement date of December 31, 2014.
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
Contributions
In 2015 prior to the Kemmerer Drop, WKL made $0.4 million of pension plan contributions. No pension plan contributions were made for the years ended December 31, 2017 or 2016.
401(k) Savings Plan
Costs recognized related to the matching of employee 401(k) savings plan contributions for the years ended December 31, 2017, 2016 and 2015 were $1.3 million, $1.6 million and $0.4 million, respectively. These costs are included in the Consolidated Statements of Operations and Comprehensive Loss in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative.
8. LEASES
We lease certain operating facilities and equipment under noncancelable lease agreements that expire on various dates through 2022. Generally, the lease terms range from three to seven years. There were no new capital leases entered into during the year ended December 31, 2017. The following shows the gross value and accumulated depreciation of property, plant and equipment under capital leases related to the leasing of mining equipment as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Gross value	$23,883	$24,712
Accumulated depreciation	11,908	5,311

Future minimum capital and operating lease payments as of December 31, 2017, are as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases
	(In thousands)
2018	$4,582	$1,868
2019	4,418	881
2020	2,029	67
2021	1,832	—
2022	2,040	—
Thereafter	—	—
Total minimum lease payments	14,901	$2,816
Less imputed interest	(1,423)
Present value of minimum capital lease payments	$13,478

Rental expense under operating leases during the years ended December 31, 2017, 2016 and 2015, totaled $6.6 million, $7.3 million and $9.9 million, respectively.
We have also entered into various coal reserve lease agreements under which advance royalty payments are made. Such payments are capitalized as Advanced coal royalties at the time of payment, and are recoupable through an offset or credit against royalties payable on future production.
The Partnership leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $10.6 million, $12.8 million and $13.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
9. INTANGIBLE ASSETS
Identifiable intangible assets acquired in a business combination are specifically identified and recognized on a standalone basis. Intangible assets result from more favorable contract prices than market prices in lease agreements as measured during a business combination. As a result of WCC’s acquisition of the GP in December 2014, we determined that the most significant acquired identifiable intangible asset is related to a favorable lease agreement. Our intangible asset is amortized on a straight-line basis over the remaining term of the lease agreement.

	December 31, 2017
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Favorable lease agreement	12	$31,000	$6,200	$24,800

	December 31, 2016
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Favorable lease agreement	13	$31,000	$4,133	$26,867

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected amortization of intangible assets will be approximately (in thousands):

For the years ending December 31, 2018	$2,067
2019	2,067
2020	2,067
2021	2,067
2022	2,067
Thereafter	14,465

10. ASSET RETIREMENT OBLIGATIONS
As permittee, the Partnership or its subsidiaries are responsible for the total amount of final reclamation costs for its mines. Our ARO arises from the SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in our mining permits. These activities include reclaiming the pit and support acreage, as well as stream mitigation.
As of December 31, 2017, our ARO totaled $45.8 million, including amounts reported as current liabilities. This balance has been discounted using the credit-adjusted, risk-free interest rate in effect in the year the initial costs or subsequent increases to those costs were recorded. These credit-adjusted, risk-free interest rates range from 6.0% to 75.0% and new costs or increases to previously estimated costs were discounted at 75.0% and 13.3% as of December 31, 2017 and 2016, respectively. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of December 31, 2017, the aggregate undiscounted cost of final ARO was $77.1 million. Further, as of December 31, 2017, the Partnership had $112.9 million in surety bonds outstanding to secure reclamation obligations. The surety bonds were secured by $37.2 million in restricted investments as of December 31, 2017.
Changes in the Partnership’s asset retirement obligations were as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$52,177	$56,634
Accretion	5,370	5,618
Changes resulting from additional mines	781	1,197
Changes due to amount and timing of reclamation	3,382	66
Liabilities settled	(15,914)	(11,338)
Asset retirement obligations, end of year	45,796	52,177
Less current portion	(15,187)	(10,775)
Asset retirement obligations, less current portion	$30,609	$41,402

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT
Debt consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Term Loan	$312,734	$306,189
Capital lease obligations	13,478	16,351
Other	375	589
Total debt outstanding	326,587	323,129
Less debt issuance costs	(2,754)	(5,483)
Less current installments, net of debt issuance costs	(314,228)	(3,819)
Total debt outstanding, less current installments	$9,605	$313,827
The following table presents remaining aggregate contractual debt maturities of all long-term debt:

December 31, 2017
(In thousands)
2018	$316,982
2019	4,175
2020	1,768
2021	1,664
2022	1,998
Thereafter	—
Total debt	$326,587
Term Loan
On December 31, 2014, we entered into a Term Loan which consists of $175 million, with an option for an additional $120 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. The Term Loan matures on December 31, 2018, and accordingly is classified as a current liability on our Consolidated Balance Sheet as of December 31, 2017. The Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The Term Loan pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each quarter end (1.69% as of December 31, 2017), subject to a floor of 0.75%, plus 8.50% or the Reference Rate, as defined in the 2014 Financing Agreement. As of December 31, 2017, the Term Loan had a cash interest rate of 10.19%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of our and our subsidiaries’ assets.
The Term Loan also provides for Paid-In-Kind interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the 2014 Financing Agreement. As of December 31, 2017 and 2016, the Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the Term Loan was $9.3 million for the year ended December 31, 2017. The outstanding Term Loan amount represents the principal balance of $287.3 million, plus PIK Interest of $25.4 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties and asset sales. During 2017, we paid down $2.8 million of the Term Loan with such proceeds.
The 2014 Financing Agreement limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect to such cash distribution and applying our availability under the Revolver. As of December 31, 2017, our consolidated total net leverage ratio is in excess of 3.75, and we have utilized the full $15.0 million limit on Restricted Distributions.
Covenant Compliance
The Partnership does not currently have liquidity or access to additional capital sufficient to pay off the Term Loan by its December 31, 2018 maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued. Certain affirmative covenants in our Term Loan provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in this Annual Report on Form 10-K contains such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in our audit report. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on the expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
For more detail please refer to Note 1. Summary Of Significant Accounting Policies to the consolidated financial statements.
Deferred Financing Costs
Amortization of deferred financing costs included in interest expense was $2.9 million, $2.7 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a Loan and Security Agreement (the “Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The Revolver expired on its December 31, 2017 maturity date and was not replaced or extended.
Capital Leases
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. As of December 31, 2017, the capital leases outstanding had a weighted average interest rate of 4.69% and mature at various dates beginning in 2019 through 2022.
12. FAIR VALUE MEASUREMENTS
The book values of cash and cash equivalents, receivables and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of December 31, 2017, the fair value of each warrant was $2.67, based on the following: spot price of $2.79 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 2 measurement.
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of December 31, 2017, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
December 31, 2017	$13,853	$13,853	$309,980	$144,536
December 31, 2016	16,940	16,940	300,706	277,867

The table below sets forth, by level, the Partnership’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	December 31, 2017
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale investments, included in Restricted investments	$29,485	$29,485	$—	$—
Liabilities:
Warrants	$445	$—	$445	$—

	December 31, 2016
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale investments, included in Restricted investments	$29,160	$29,160	$—	$—
Liabilities:
Warrants	$919	$—	$919	$—

13. DISTRIBUTIONS OF AVAILABLE CASH
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of December 31, 2017, one of these ratios was not met, and we do not foresee it being met in the near future. As of December 31, 2017, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios noted in Note 11. Long-Term Debt to the consolidated financial statements.
Pursuant to our Partnership Agreement, we distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement. Available cash is determined at the end of each quarter and is generally defined in the Partnership Agreement, as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest, to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law or any loan agreement to which the Partnership or any of its subsidiaries are is a party. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The target distribution levels are based on the amounts of available cash from our operating surplus distributed for a given quarter that exceed the MQD. Our Partnership Agreement defines the MQD as $0.1333 per unit ($0.5332 per unit on an annual basis). On December 31, 2014, as part of the restructuring of the Partnership, the IDRs were suspended for six quarters, provided that such suspension may be reduced to three quarters if, during the suspension period, additional drop down transactions of greater than $35.0 million in enterprise value are undertaken by our GP or affiliates of our GP, and that were reasonably expected to increase common unitholder distributions.
Under the quarterly IDR provisions of our Partnership Agreement, the IDR holder is entitled to receive (i) 13% of quarterly distributions over $0.1533 per unit and up to $0.1667 per unit; (ii) 23% of quarterly distributions over $0.1667 per unit and up to $0.2000 per unit; and (iii) 48% of quarterly distributions over $0.2000 per unit. For the years ended December 31, 2017, 2016 and 2015, we did not allocate to the IDR holder, our GP, any incentive distributions.
We made cash distributions as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Limited partner common units	$654	$3,599	$3,397
Series A convertible units	—	6,263	3,046
General partner units	18	28	22
Warrants	86	122	133
14. UNIT-BASED COMPENSATION
Under our Long-Term Incentive Plan ("LTIP"), we recognize equity-based compensation expense over the vesting period of the units. These units are subject to conditions and restrictions as determined by our Compensation Committee, including continued employment or service. For the years ended December 31, 2017, 2016 and 2015, we recognized equity-based compensation expense of $242 thousand, $252 thousand and $438 thousand. These costs are included in Selling and administrative on the Consolidated Statements of Operations and Comprehensive Loss. The fair value of LTIP units vested during the years ended December 31, 2017 and 2016 was $328 thousand and $86 thousand, respectively. No LTIP units vested during the year ended December 31, 2015. The following table summarizes additional information concerning our unvested LTIP units:

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	21,930	$11.40
Granted	63,780	3.92
Vested and issued	(21,930)	11.40
Unvested balance at December 31, 2016	63,780	3.92
Granted	82,240	3.04
Vested and issued	(63,780)	3.92
Unvested balance at December 31, 2017	82,240	$3.04
15. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of December 31, 2017. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in the Consolidated Balance Sheets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Units
In connection with the Kemmerer Drop (as described in Note 2. Acquisitions to the consolidated financial statements) and the issuance of the Series A Units, the Partnership entered into an amendment (the “Amendment”) to our fPartnership Agreement. The Amendment established the terms of the Series A Units and any additional Series A Units that may be issued in kind as a distribution (the “Series A PIK Units”), and provided that each Series A Unit will have the right to share in distributions from us on a pro rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Units and the Series A PIK Units will convert on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Units in relation to other classes of partnership interests or as required by law.
Series B Convertible Units
On October 28, 2016, we entered into the Exchange in which we issued 4,512,500 Series B Units to WCC in exchange for WCC’s 4,512,500 common units. Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 11. Long-Term Debt to the consolidated financial statements). This date occurred on November 15, 2017 and, the holder of the Series B Units has not yet converted these Series B Units into common units. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into a second amendment to the Partnership Agreement, which established the terms of the Series B Units.
Liquidation Units
The liquidation units have no distribution or voting rights, other than in connection with liquidation. For tax purposes, liquidation units are allocated additional taxable income but no additional taxable loss compared to other unit classes.
Warrants
In June 2013, in connection with a prior credit facility, certain lenders and lender affiliates received warrants entitling them to purchase 166,557 common units at $0.12 per unit. The warrants participate in distributions whether or not exercised.
Net Income (Loss) Attributable to Limited Partners
Net income (loss) is allocated to the limited partner units, Series A Units, Series B Units and general partner units in accordance with their respective ownership percentages, after giving effect to distributions and declared distributions on Series A Units, warrants and general partner units, including incentive distribution rights. Basic and diluted limited partners’ net income (loss) per limited partner common unit is calculated by dividing limited partners’ interest in net income (loss) by the weighted average number of limited partner common units outstanding during the period. We determined basic and diluted limited partners’ net loss per limited partner common unit as follows (in thousands, except per unit amounts):

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2017	2016	2015
Net loss attributable to the Partnership	$(31,751)	$(31,585)	$(33,688)
Less:
Paid and declared distributions on Series A convertible units	6,302	10,473	6,100
Series A convertible units share of undistributed loss	(28,568)	(32,522)	(18,926)
Series B convertible units share of undistributed loss	(7,791)	(1,328)	—
Paid and declared distributions on general partner units	14	28	30
General partner units share of undistributed loss	(61)	(75)	6,145
Paid and declared distributions on warrants	63	110	132
Net loss available to limited partners	$(1,710)	$(8,271)	$(27,169)

Weighted average number of limited partner common units outstanding used in computation of limited partners' net loss per common unit (basic and diluted)	1,274	4,825	5,878
Limited partners' net loss per limited partner common unit (basic and diluted)	$(1.34)	$(1.51)	$(4.62)

16. WORKERS’ COMPENSATION AND BLACK LUNG
As of December 31, 2017 and 2016, we have a liability of $1.4 million and $1.8 million, respectively, to pay black lung benefits to eligible employees, former employees and their dependents. The liability is recorded on the Consolidated Balance Sheets in Other liabilities. Under the Black Lung Benefits Revenue Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, with neither amount to exceed 4.4% of the gross sales price for the coal. For the years ended December 31, 2017, 2016 and 2015, we recorded $3.6 million, $3.8 million and $4.6 million, respectively, in our cost of sales related to this excise tax.
With regard to workers’ compensation, we are insured through state sponsored programs or an insurance carrier where there is no state sponsored program.
17. INCOME TAX
We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities pass-through to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exception because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, differing depreciation or amortization rates, and the taxable income allocation requirements under our Partnership Agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership generally is not available to us.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, WKL has not recorded a reserve for uncertain tax positions or penalties and interest. WKL does not anticipate a significant change that would require a reserve to be established for uncertain tax positions in the next 12 months. WKL was party to a federal income tax return and filed a standalone state income tax return, both of which are subject to examination by the IRS and certain state tax authorities. The tax years open to examination include 2014 through July 31, 2015.
18. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of December 31, 2017, the remaining terms of our long-term contracts range from one to nine years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Surety and Performance Bonds
As of December 31, 2017, we had $112.9 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits and restricted investments of $37.2 million. Such cash collateral is included in Restricted investments on the Consolidated Balance Sheets and Proceeds from sales of restricted investments within investing activities in the Consolidated Statements of Cash Flows. Additionally, we had road bonds totaling $0.8 million and performance bonds totaling $1.8 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
Legal and Regulatory
Ohio Environmental Protection Agency Challenge
In May of 2016 the Ohio EPA (“OEPA”) notified Oxford Mining Company, LLC (“Oxford”), in writing that OEPA believed various of the Oxford’s previously remediated mines have failed to meet the performance goals set forth in the approved mitigation plans. OEPA’s letters allow that Oxford either a) provide evidence that OEPA’s listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to two years to complete the outstanding mitigation obligations, or c) pursue off-site mitigation credit such as purchasing mitigation credits from third parties. None of the written correspondence specified monetary damages or cost estimates to complete the alleged mitigation deficiencies.
Discussions are ongoing with OEPA to determine an appropriate resolution. There is currently an open dialogue whereby comparative evaluations are being discussed. Presently, our position is that our exposure is inconsequential based on internally conducted technical and legal evaluations.
Other Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We accrue for liabilities when it is probable that future losses will be incurred and such losses can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, we have accrued $0.3 million to resolve various claims as of December 31, 2017, all of which was accrued in the year ended December 31, 2016.
We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our operations, permits, and other industry regulatory processes and approvals, including those applicable to the utilities and

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results and liquidity. These regulatory challenges may seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities. If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.
Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees may result in a material liability to the guarantors, and, consequentially, have a material adverse effect on our financial position, liquidity or operations.
19. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
In 2017, 2016 and 2015, we marketed our coal principally to electric utilities, electric cooperatives, municipalities and industrial customers in Wyoming, Kentucky, Ohio, and West Virginia. As of December 31, 2017 and 2016, accounts receivable from electric utilities totaled $16.9 million and $27.8 million, respectively, or 61.7% and 73.9% of Receivables, respectively, in the Consolidated Balance Sheets. The following table shows the amount of sales to each customer (in each year where applicable, a “Major Customer”) which individually accounted for 10% or more of sales in any of the years ended December 31, 2017, 2016 and 2015, with a portion of these sales being facilitated by coal brokers.

	Revenues
	Years Ended December 31,
	2017	2016	2015
Customer	(In millions)
PacifiCorp Energy, Inc.	$108.2	$102.0	$103.8
American Electric Power Company, Inc.	72.9	133.8	156.1
East Kentucky Power Cooperative	32.0	34.2	30.2
The Major Customers in 2017, 2016 and 2015, in the aggregate, represented 67.5%, 77.3% and 75.4%, respectively, of Revenues in the applicable year. The Major Customers in each of 2017 and 2016, in the aggregate, represented 61.7% and 73.9% of Receivables at December 31, 2017 and 2016, respectively.
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2016	$(189)
Other comprehensive income (loss) before reclassification	316
Amounts reclassified from accumulated other comprehensive income (loss)	(47)
Balance at December 31, 2017	$80
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the statement where net loss is presented
Details about accumulated other comprehensive income (loss) components	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Realized (gains) losses on available-for-sale securities	$(47)	$(1)	$250	Other income
21. RELATED PARTY TRANSACTIONS
The Board of our managing general partner and its Conflicts Committee review our related party transactions that involve a potential conflict of interest between a general partner and WMLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.
Effective January 1, 2015, the Partnership entered into the Services Agreement with the GP. The Services Agreement is terminable by either party upon 120 days’ written notice. The current term of the Services Agreement expires on June 1, 2018, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ notice. On January 31, 2018, we received a letter from WCC providing 120 days’ notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. The parties remain in constructive discussions with respect to WCC’s continued provision of administrative and operational services to us, but, if an agreement with respect to the continued provision of such services cannot be reached with WCC by June 1, 2018, we could have a legal dispute with WCC regarding whether the January 31, 2018 reservation of rights letter constituted a valid termination notice under the Services Agreement. Under the terms of the Services Agreement, the GP provides services through its, or an affiliate's, employees and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. During the year ended December 31, 2017, we paid the GP approximately $66.7 million for these services performed under the Services Agreement primarily related to employee costs. Further, under the Services Agreement, the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $1.3 million and $2.7 million were included in accounts payable as of December 31, 2017 and 2016, respectively. In December 2016, the Partnership prepaid the GP for the 2017 annual management fee of $2.2 million, which was included in Other current assets in the Consolidated Balance Sheets as of December 31, 2016. No such prepayment was made in 2017 for the 2018 annual management fee.
On January 9, 2017, the Partnership acquired Johnson Run through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC ("BCC"), a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
Finally, we sold coal to a subsidiary of WCC, which generated $19.1 million, $25.2 million and $30.9 million in revenues for the years ended December 31, 2017, 2016, and 2015 respectively. As of December 31, 2017 and 2016, accounts receivables related to the aforementioned revenue totaled $3.8 million and $6.7 million, respectively, and were included in Receivables in the Consolidated Balance Sheets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. SEGMENT INFORMATION
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
23. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
A summary of our unaudited consolidated quarterly operating results in 2017 and 2016 is as follows:

	2017
	March 31	June 30	September 30	December 31	Total
	(In thousands, except for per unit data)
Revenues	$73,107	$81,051	$85,606	$75,841	$315,605
Operating income (loss)	1,283	7,635	9,451	(8,546)	9,823

Net loss attributable to the Partnership	$(8,815)	$(2,352)	$(1,360)	$(19,224)	$(31,751)
Less:
Paid and declared distributions on Series A convertible units	2,162	2,200	1,940	—	6,302
Series A convertible units share of undistributed loss	(8,222)	(3,504)	(2,573)	(14,305)	(28,568)
Series B convertible units share of undistributed loss	(2,301)	(964)	(695)	(3,805)	(7,791)
Paid and declared distributions on general partner units	5	5	4	—	14
General partner units share of undistributed loss	(18)	(8)	(6)	(30)	(61)
Paid and declared distributions on warrants	22	22	19	—	63
Net loss available to limited partners	$(463)	$(103)	$(49)	$(1,084)	$(1,710)

Net loss per limited partner common unit, basic and diluted [1]	$(0.37)	$(0.08)	$(0.04)	$(0.84)	$(1.34)

Cash distribution paid per limited partner common unit	$0.1333	$0.1333	$0.1333	$0.1155	$0.5154
Cash distribution paid per Series A convertible unit	—	—	—	—	—
Cash distribution paid per general partner unit	0.1333	0.1333	0.1333	0.1155	0.5154
____________________
1 Amounts differ from previously reported net loss per limited partner common unit, basic and diluted, of $(0.32) and $(0.07) for the three months ended March 31, 2017 and June 30, 2017, respectively.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016
	March 31	June 30	September 30	December 31	Total
	(In thousands, except for per unit data)
Revenues	$92,482	$80,467	$90,309	$86,082	$349,340
Operating income (loss)	818	(4,291)	5,960	6,386	8,873

Net loss attributable to the Partnership	$(8,856)	$(14,425)	$(4,276)	$(4,028)	$(31,585)
Less:
Paid and declared distributions on Series A convertible units	3,131	3,131	2,087	2,124	10,473
Series A convertible units share of undistributed loss	(9,535)	(13,591)	(4,789)	(4,607)	(32,522)
Series B convertible units share of undistributed loss	—	—	—	(1,328)	(1,328)
Paid and declared distributions on general partner units	7	8	8	5	28
General partner units share of undistributed loss	(22)	(32)	(11)	(10)	(75)
Paid and declared distributions on warrants	33	33	22	22	110
Net loss available to limited partners	$(2,470)	$(3,974)	$(1,593)	$(234)	$(8,271)

Net loss per common limited partner unit, basic and diluted	$(0.41)	$(0.67)	$(0.27)	$(0.13)	$(1.51)

Cash distribution paid per limited partner common unit	$0.2000	$0.2000	$0.2000	$0.1333	$0.7333
Cash distribution paid per Series A convertible unit	—	0.2000	0.2000	—	0.4000
Cash distribution paid per general partner unit	0.2000	0.2000	0.2000	0.1333	0.7333
24. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Annual Report on Form 10-K, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the consolidated financial statements that would require adjustments to disclosures in the consolidated financial statements.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2017, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in their 2013 Internal Control-Integrated Framework. Based upon management’s evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Also beginning January 1, 2017 and in connection with the implementation of the new ERP system discussed immediately above, the Partnership initiated the centralization of controls from our local office in Coshocton, Ohio to the Partnership’s corporate offices in Englewood, Colorado. The centralization was not in response to any identified deficiency or material weakness in the Partnership’s internal controls over financial reporting. The centralization was completed during 2017.
Impacts of both the centralized controls and new ERP system were tested as part of our evaluation of internal control over financial reporting and the results of such testing are reflected in our conclusion that internal controls over financial reporting are effective as of December 31, 2017.

ITEM 9B	— OTHER INFORMATION.
None.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Partnership Management
We are managed and operated by the directors and executive officers of our GP, Westmoreland Resources GP, LLC. As of December 31, 2017, WCC owned 93.94% of our beneficial limited partner interest on a fully diluted basis, 100% of the membership interests in our GP and our incentive distribution rights. Our GP was not elected and is not subject to election in the future by our unitholders. Our GP has a Board, and our unitholders are not entitled to elect the directors or participate in our management or operations. Our GP owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our GP is liable, as GP, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our GP.
For the majority of 2017, our GP’s Board had seven directors, four of whom are "independent" as defined under the independence standards established by the NYSE and the Exchange Act. On August 2, 2017, Mr. Paprzycki and Ms. Grafton each resigned from their positions as director as part of an internal reporting realignment, and since our GP's Board has consisted of five directors. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of its GP or to establish a compensation or nominating committee. However, our GP is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Our GP’s Board has affirmatively determined that Robert T. Clutterbuck, Keith D. Horton, Kurt D. Kost and Gerald A. Tywoniuk are independent as described in the rules of the NYSE and the Exchange Act.
In this report, we provide executive compensation information on our GP’s current and former principal executive officer, our principal financial officer, and our next three most highly paid executive officers, for the fiscal year 2017, based on total compensation determined under Item 402 of Regulation S-K. We refer to these officers in this report as our “named executive officers.” All of our GP’s named executive officers are employed by WCC. Our GP’s executive officers allocate their time between managing our business and affairs and those of WCC. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business. However, certain of these executive officers devoted a majority of their professional time to WCC during 2017. Our named executive officers participate in the employee benefit plans and compensation arrangements of WCC, and the compensation committee of WCC’s Board sets the components of their compensation, including salary, annual incentive and long-term incentive plans. We have no control over this compensation determination process. Please refer to WCC’s definitive proxy statement for its 2018 Annual Meeting of Shareholders or alternatively WCC's Form 10-K/A items 10 through 14 (the "WCC Proxy Information"), at least one of which must be filed before 120 days after the end of the 2017 fiscal year, for further information on the compensation of certain of our named executive officers during 2017.
Under the terms of our Services Agreement with WCC, we pay a fixed management fee in connection with our GP’s management of our business. We also reimburse our GP and its affiliates (including WCC) for direct costs and expenses they incur and payments they make in providing general and administrative services for our benefit. Corporate and other costs and expenses incurred by WCC and its affiliates that are directly attributable to Partnership entities will be allocated to us. WCC allocates these corporate and other costs on the basis of the costs and the level of support attributable to the applicable operating facilities for each function performed by WCC (e.g., legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering), rather than on the basis of time spent by individual officers acting within a function. The estimated cost and level of support for each of our operating facilities is based on a weighted average of certain factors determined by management of WCC, including the type of operations and headcount at the facilities supported. Our Partnership Agreement does not set a limit on the amount of expenses for which our GP and its affiliates may be reimbursed.
Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC under the Services Agreement. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our GP for executive officers and other employees who devote less than a majority of their time to us. Each year, our GP determines the aggregate amount, including the annual fixed fee, to be reimbursed to WCC by us, taking into account the totality of services performed for our benefit by the executive officers during the calendar year. The amounts reimbursed to WCC are not calculated with regard to an executive officer's time spent on our business matters versus those of WCC. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2017, WCC allocated $66.7 million of expenses in the aggregate for the services they provided to us primarily related to employee costs, and of which $2.2 million is attributable to the annual fixed fee consisting of $0.8 million for executive services and $1.4 million for corporate and other costs described above. See Item 13 - Certain Relationships and Related Transactions, and Director Independence for further discussion of our relationships and transactions with WCC and its affiliates.
Directors and Executive Officers
Directors of our GP, which we refer to as our Board, are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. All of the directors of our GP were appointed to the Board on January 6, 2015. The executive officers of our GP serve at the discretion of the Board. The following table shows certain information for the directors and executive officers of our GP from January 1, 2017 to December 31, 2017.

Name	Age	Position
Michael Hutchinson	62	Interim Chief Executive Officer
Nathan M. Troup	40	Interim Chief Financial Officer
Joseph E. Micheletti	52	Executive Vice President
Scott Henry	43	Principal Accounting Officer
Gregory J. Honish	61	President and General Manager
Robert T. Clutterbuck	67	Director
Keith D. Horton	64	Director
Kurt D. Kost	61	Director
Gerald A. Tywoniuk	56	Director, Chairman of the Board
Charles C. Ungurean	68	Director
Kevin A. Paprzycki[1]	47	Former Chairman of the Board, President, Chief Executive Officer and Director
_________________________
1 Mr. Paprzycki resigned from his position as director and Chairman of the Board on August 2, 2017. On November 27, 2017, he stepped down from his position as Chief Executive Officer and was replaced by Mr. Hutchinson on an interim basis on December 5, 2017.

Michael G. Hutchinson was appointed Interim Chief Executive Officer of our GP on December 5, 2018. Mr. Hutchinson also serves as a director and Interim Chief Executive Officer at WCC. In 2012 he retired from Deloitte & Touche after a career that spanned nearly 35 years, leading its Denver Energy and Natural Resources Practice for the last fifteen years while at the same time managing the Audit and Enterprise Risk Management practice of the Denver office. Mr. Hutchinson currently serves as a member of the board of directors of One Gas, Inc., and as its audit committee chairman; he also sits on the board of directors of Cobiz Financial.
Nathan M. Troup was appointed Interim Chief Financial officer of our GP on November 15, 2016. Mr. Troup has been the Chief Accounting Officer and Corporate Controller at WCC since June 9, 2015. Mr. Troup has 17 years of experience in public company accounting and auditing. From July 2011 to June 2015, Mr. Troup served as the Chief Accounting Officer and Controller, as well as various other positions, with DigitalGlobe, Inc., a leading provider of geospatial information products and services sourced from its own advanced satellite constellation. From August 2010 to June 2011, Mr. Troup was a Senior Manager with The Siegfried Group, LLP, which is a professional services firm that provides outsourced accounting and finance support to Fortune 1000 clients. From 2001 to July 2010, Mr. Troup worked as an auditor for Ernst and Young, LLP. Mr. Troup is a Certified Public Accountant and holds a Master of Accounting and a Bachelor of Science in Accountancy from the University of Missouri, Columbia.
Joseph E. Micheletti was appointed Executive Vice President of our general parter on February 18, 2015. Mr. Micheletti joined WCC in 1998 and has held key leadership positions at several WCC mining projects, including President and General Manager of its Jewett Mine, and currently holds the position of Chief Operating Officer. He holds a Bachelor of Science degree in Mineral Processing Engineering from Montana College of Mineral Science and Technology. Mr. Micheletti has worked in the production, maintenance, processing, and engineering disciplines of the mining industry for over 27 years.
Gregory J. Honish has served as President and General Manager of our Ohio Operations, and prior to that Senior Vice President - Operations, of our GP since March 2009. Mr. Honish has served in other capacities with us and our predecessor since January 1999, including Vice President, Mining and Business Development from September 2007 to March 2009 and Senior Mining Engineer from January 1999 to September 2007. Mr. Honish has held various positions in engineering, operations and management in the coal industry during his more than thirty-year professional career at mines in Northern Appalachia, Central Appalachia, the Illinois Basin and the Powder River Basin. He is a licensed professional engineer in Ohio and West Virginia and a certified surface mine foreman in Ohio and Wyoming. Mr. Honish received a B.S. in Mining Engineering from the University of Wisconsin.
Scott A. Henry has served as Controller and Principal Accounting Officer since July 28, 2017. Mr. Henry is currently the Senior Director of Accounting at WCC and has been in that role since November of 2016. Prior to joining WCC, Mr. Henry served as Vice President of Finance for Right Start, formerly a wholly-owned subsidiary of Liberty Interactive Corp., for seven years. Mr. Henry has also held senior leadership positions within DIRECTV and KB Home after beginning his career as a financial auditor with PricewaterhouseCoopers. Mr. Henry holds a Master of Accounting and a Bachelor of Science in Accountancy from the University of Denver.
Charles C. Ungurean served as President and Chief Executive Officer of our GP from its formation in 2007 through December 31, 2014, and has served as a member of the Board since its formation in 2007. In 1985, he co-founded our predecessor and wholly owned subsidiary, Oxford Mining Company. Mr. Ungurean served as President and Treasurer of our predecessor from 1985 to August 2007. He currently serves on the Board of the National Mining Association. In addition, Mr. Ungurean served as Chairman of the Ohio Coal Association from July 2002 to July 2004. His more than 40 years of experience in the coal industry, over 25 of which have been spent running our operations or the operations of our predecessor and wholly owned subsidiary, Oxford Mining Company, provide him with the necessary skills to be a member of the Board and a member of the executive committee of our GP. Mr. Ungurean received a B.A. in General Studies from Ohio University and is a certified surface mine foreman in Ohio.
Robert T. Clutterbuck was elected and has served as a member of the Board since January 6, 2015. He has been the managing partner and portfolio manager at Clutterbuck Capital Management LLC for the past nine years. Prior thereto, Mr. Clutterbuck was Chairman of Key Capital Partners, which provided brokerage, capital markets, insurance, investment banking and asset management expertise to business and private clients nationwide. He was also Chief Executive Officer of McDonald Investments Inc. and was a Senior Executive Vice President of KeyCorp. In addition to serving on the McDonald Investments Board, Mr. Clutterbuck has served on numerous philanthropic boards as well as several advisory boards of financial institutions. His extensive financial experience provide him with the necessary skills to be a member of the Board and a member of the audit committee of our GP. With respect to the audit committee, Mr. Clutterbuck was designated as financially literate in accordance with NYSE listing standards based on his education and experience. He earned a bachelor’s degree from Ohio Wesleyan University and a M.B.A. from the University of Pennsylvania Wharton School of Business.
Keith D. Horton was elected and has served as a member of the Board since January 6, 2015. On January 1, 2015, he retired from his position as President of PVR Coal, a subsidiary of Regency Gas Partners. From March 2010 until March 2014, Mr. Horton was Executive Vice President and Chief Operating Officer - Coal at PVR Partners, a publicly traded master limited partnership. He has an extensive background in coal operations and management, including a mine engineer position with WCC that was his first position out of college. Mr. Horton’s extensive experience in the coal industry provide him with the necessary skills to be a member of the Board, a member of the executive and audit committees of our GP. With respect to the audit committee, Mr. Horton was designated as financially literate in accordance with NYSE listing standards based on his education and experience. He earned a bachelor’s degree in Engineering of Mines from West Virginia University and completed the University of Virginia Darden School of Business’ Executive Management Program.
Kurt D. Kost was elected and has served as a member of the Board since January 6, 2015. He has over 35 years experience in the mining industry. Mr. Kost’s expertise includes coal operations and engineering; safety and process management related to operational and maintenance improvements; deploying technology in practical field applications; post-merger organization design and implementation; and executive management and leadership. From September of 2013 until May of 2014 he was a Senior Vice President with Norwest Corporation and from 2009 until 2012 was President of Alpha Natural Resources. Mr. Kost’s extensive experience in the coal industry provide him with the necessary skills to be a member of the Board and a member of the audit committee of our GP. With respect to the audit committee, Mr. Kost was designated as financially literate in accordance with NYSE listing standards based on his education and experience. Mr. Kost earned a bachelor’s degree in Mining Engineering from South Dakota School of Mines and Technology and in 2004 completed Harvard Business School’s Advanced Management Program.
Gerald A. Tywoniuk has served as a member of the Board since January 2009, and on February 27, 2018 was appointed the Chairman of the Board. He also serves as a director and audit committee chairperson of the general partner of American Midstream Partners, LP, as well as a director and audit committee member of the GP of Landmark Infrastructure Partners LP. In addition to his board of director roles, Mr. Tywoniuk has provided various interim and project Chief Financial Officer services since May 2010. From June 2008 until August 2013, he held various management and finance roles, including Plan Representative, acting Chief Executive Officer, and Chief Financial Officer of Pacific Energy Resources Ltd., an oil production company. Mr. Tywoniuk joined that company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and by August 2013 the company completed its liquidation. Mr. Tywoniuk previously served as Chief Financial Officer of Pacific Energy Partners, LP, an oil and refined products pipeline and storage partnership from 2002 to 2006, and MarkWest Energy Partners, L.P. and its predecessor, principally a natural gas and liquids midstream services partnership, from 1997 to 2002. He has over 35 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and 4 years as Vice President/Controller of a fourth public company. Mr. Tywoniuk’s extensive accounting, financial and executive management experience, as well as his in-depth knowledge of the mining industry generally and our partnership in particular, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the Board and a member and chairman of the audit committee of our GP. With respect to the audit committee, Mr. Tywoniuk was designated as an audit committee financial expert and financially literate in accordance with NYSE listing standards based on his education and experience. He earned a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian Chartered Professional Accountant (CA).
Corporate Governance
The Board has adopted corporate governance guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our officers, directors and employees, as applicable. The corporate governance guidelines, the code of business conduct and ethics, the charter of our audit committee and our lead independent director charter are available on our website at www.westmorelandMLP.com and in print without charge to any unitholder who requests any of them. A unitholder may make such a request in writing by mailing such request to Investor Relations, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112, or by emailing such request to Investor Relations at ir@westmoreland.com. Amendments to, or waivers from, the code of business conduct and ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the code of business conduct and ethics may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Board Meetings; Committees of the Board of Directors
Our Board has audit and conflicts committees. Our Board dissolved our compensation committee as of February 24, 2016. However, the full Board approves equity grants when necessary. No grants of Partnership equity were awarded to executive officers during 2017. The Board held six meetings in fiscal year 2017. The Board held five Audit Committee meetings and twenty-six Conflicts Committee meetings in fiscal year 2017. Each director who served during fiscal year 2017 attended at least 75 percent of aggregate meetings of the Board and committees on which he or she served during the periods served.
Audit Committee Report and Independence
The Board has established an audit committee (the “Audit Committee”) that complies with NYSE requirements and Section 3(a)(58)(A) of the Exchange Act. Our GP is required to have at least three independent directors serving on its Board at all times. Gerald A. Tywoniuk, Robert T. Clutterbuck, Keith D. Horton and Kurt D. Kost are our independent directors and serve as the members of the Audit Committee, and all have the requisite education and experience sufficient to be designated as financially literate under NYSE listing standards. The Board has determined that Mr. Tywoniuk, who serves as the chairman of the Audit Committee, has the accounting or related financial management expertise sufficient to qualify as the Audit Committee financial expert in accordance with Item 401 of Regulation S-K.
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
Conflicts Committee
Our Partnership Agreement provides for the conflicts committee (the “Conflicts Committee”), as circumstances warrant, to review conflicts of interest between us and our GP or between us and affiliates of our GP. The Conflicts Committee, consisting solely of independent directors, determines if the resolution of a conflict of interest that has been presented is fair and reasonable to us. The members of the Conflicts Committee may not be executive officers or employees of our GP or directors, executive officers or employees of its affiliates. In addition, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act. The composition of our Audit Committee qualifies it to be, and our Audit Committee presently serves as, our Conflicts Committee.
Meeting of Non-Management Directors and Communications with Directors
At least quarterly, all of the independent directors of our GP meet in an executive session without management participation or participation by non-independent directors. Mr. Tywoniuk, as chairman of the Audit Committee, presides over these executive sessions.
The Board of our GP welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the Board, including any individual director, by contacting the Secretary of our GP at www.westmorelandMLP.com/investors/investor-relations-contact-form/ or at the following address: Name of the Director(s), c/o Secretary, Westmoreland Resource Partners, LP, 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Board and executive officers of our GP, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our GP under Section 16(a) were satisfied during the year ended December 31, 2017, other than two late Form 4 filings by WCC regarding one transaction on May, 15, 2017 and one transaction on August 14, 2017, each ultimately filed on November 15, 2017.

ITEM 11	— EXECUTIVE COMPENSATION.
On December 31, 2014, our general partner was acquired by WCC. All of our named executive officers are employed by WCC. Accordingly, required compensation disclosures for those of our named executive officers who are executive officers of WCC will be contained in the WCC Proxy Information. These include, but are not limited to, disclosure regarding: Grants of Plan Based Awards, Outstanding Equity Awards at Fiscal Year End, Option Exercises and Stock Vested for those named executive officers.
Compensation Discussion and Analysis
We are managed by the executive officers of our general partner who are employed by WCC and participate in the employee benefit plans and compensation arrangements of WCC. Of our named executive officers, Messrs. Hutchinson, Paprzycki, Troup and Micheletti, were also executive officers of WCC for all or some of 2017. The Board does not have a compensation committee. For fiscal year 2017, all of our named executive officers were compensated directly by WCC pursuant to the Services Agreement. All decisions as to the compensation of our named executive officers are made by the compensation committee of WCC. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our GP, we make no decisions relating to such compensation and we have no control over determining such compensation. Other than any awards that may be granted in the future under our Original LTIP or New LTIP (each as defined below), the compensation of our GP’s executive officers currently is, and in the future will be, set by WCC. The executive officers of our GP will continue to participate in WCC’s employee benefit plans and arrangements, including any WCC plans that may be established in the future.
Pursuant to the terms of our Services Agreement, we reimburse WCC for a portion of WCC's compensation expense related to our GP’s executive officers (which expenses include the share of the compensation paid to the executive officers of our GP attributable to the time they spend managing our business). See “Item 13, Certain Relationships and Related Transactions, and Director Independence - Services Agreement” for information regarding the Services Agreement and allocation of expenses between the entities that share the services of these executives. None of the executive officers of our GP has an employment agreement with us or is otherwise specifically or directly compensated by us for his service as an executive officer of our GP.
A full discussion of the policies and programs of the Compensation Committee of WCC will be set forth in the WCC Proxy Information which will be available upon its filing on the SEC’s website at www.sec.gov and on WCC’s website at www.westmoreland.com at the “Investors - SEC Filings” tab. The WCC Proxy Information also will be available upon request, free of charge, from the Corporate Secretary of our GP.

Summary Compensation Table
The following table sets forth certain information with respect to WCC's compensation of our named executive officers, consisting of our interim chief executive officer who currently serves as our principal executive officer, our former principal executive officer who served during a portion of fiscal year 2017, our interim chief financial officer who currently serves as our principal financial officer, and our three other most highly compensated executive officers. The table summarizes the compensation attributable to services performed by our named executive officers who are not also named executive officers of WCC during fiscal year 2017, all of which compensation was determined and paid by WCC. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015. Further information regarding the compensation of Messrs. Hutchinson, Paprzycki, Troup and Micheletti, the named executive officers who were also named executive officers of WCC, for all or a portion of 2017, will be set out in the WCC Proxy Information. Compensation amounts set forth in the WCC Proxy Information will include all compensation paid by WCC, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position[1]	Fiscal Year	Salary ($)	Bonus ($)[3]	Stock Awards ($)[4]	Option Awards[5]	Non-equity Incentive Plan Compensation[3]	Change in Pension Value[6]	All Other Compensation ($)[7]	Total ($)
Michael G. Hutchinson Interim Chief Executive Officer	2017	—	—	—	—	—	—	—	—
Nathan M. Troup Interim Chief Financial Officer	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
Joseph E. Micheletti Executive Vice President	2017	—	—	—	—	—	—	—	—
Scott A. Henry[2] Chief Accounting Officer and Corporate Controller	2017	57,750	—	5,264	—	12,285	—	2,730	78,029
Gregory J. Honish	2017	200,710	—	45,116	—	50,100	—	10,156	306,082
Senior Vice President, Operations	2016	200,710	—	47,164	—	50,451	—	15,900	314,225
	2015	221,146	426,650	—	—	—	—	283	648,079
Kevin A. Paprzycki Former Chief Executive Officer and President	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
_________________________
1 Messrs. Hutchinson, Paprzycki, Troup and Micheletti split their professional time in 2017 between WCC and us, and all compensation paid to them is determined by WCC. In accordance with SEC rules, a portion of the total compensation paid by WCC to these named executive officers is allocated to the services performed for us, based on an estimate of the portion of each named executive officer's compensation which was reimbursed by us to WCC pursuant to the terms of the Services Agreement. During fiscal year 2017, the applicable allocation for Mr. Paprzycki was 25%, Mr. Troup was 35%, Mr. Micheletti was 30% and Mr. Henry was 35%. Mr. Paprzycki resigned from his position as our GP’s Chief Executive Officer on December 5, 2017, and was replaced on an interim basis by Mr. Hutchinson at the same allocation. The total compensation paid by WCC to Messrs. Paprzycki, Hutchinson, Troup and Micheletti in 2017, as well as a discussion of how their compensation was determined, will be disclosed in the WCC Proxy Information. Messrs. Henry and Honish were also employees of WCC and their compensation was determined by WCC. However, under the Services Agreement, Mr. Honish devoted substantially all of his professional time in 2017 providing services to the Partnership and the costs of his employment has been passed on to us. Mr. Honish’s 2015 compensation was determined pursuant to an employment agreement that expired on December 31, 2015.
2Mr. Henry was appointed as Controller and Principal Accounting Officer on July 28, 2017 and has devoted approximately 35% of his time to us, and, as such, his compensation in the table above reflects the allocation of 35% of his total compensation amounts.
3 Mr. Honish's employment agreement for 2015 included a cash bonus of 100% of salary, which was awarded to him for his performance in 2015. For 2016 and 2017, Messrs. Henry and Honish were part of WCC's annual incentive plan for non-equity incentive compensation ("AIP"), which was determined solely by WCC, and will be more thoroughly described in the WCC Proxy Information. Mr. Honish was awarded an AIP bonus of $50,100 and Mr. Henry was awarded an AIP bonus of $35,100 of which 35% was attributable to WMLP. For 2017, Mr. Honish's AIP bonus paid out at 81% of target based on achieving 68% of financial performance for Partnership mines in Ohio, 67% safety performance for Partnership mines in Ohio, and an individual performance of 114%. Mr. Henry's AIP bonus paid out at 106% of target based on achieving 83% of financial performance on a Westmoreland global consolidated financial basis, 100% safety performance on a Westmoreland global consolidated safety basis, and an individual performance of 116%.

4 No Partnership equity was awarded to the named executive officers for 2017. Messrs. Henry and Honish's 2017 stock grant was determined solely by WCC and granted solely in WCC equity. Mr. Henry's grants consisted of 1,135 time-based restricted stock units ("RSU") representing common stock vesting annually in thirds; 1,892 performance-based RSUs that vest in their entirety after three years upon attainment of previously determined performance goals; and 757 time-based cash units ("CU") whose value tracks WCC common stock vesting in cash annually in thirds. Mr. Honish's grants consisted of 3,405 time-based RSU representing common stock vesting annually in thirds; 5,675 performance-based RSUs that vest in their entirety after three years upon attainment of previously determined performance goals; and 2,270 time-based CUs whose value tracks WCC common stock vesting in cash annually in thirds. The amounts shown represent the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Please refer to the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables in the WCC Proxy Information for further details regarding equity held by Messrs. Hutchinson, Paprzycki, Troup and Micheletti. The following tables describe Messrs. Honish and Henry's long-term incentive awards wholly determined by WCC and granted in WCC RSUs during 2015, 2016 and 2017.
5 No Partnership stock options were awarded during 2017 and each of Messrs. Henry and Honish have no outstanding options in Partnership or WCC equity. For Messrs. Hutchinson, Paprzycki, Troup and Micheletti, the number and value of outstanding WCC equity awards (including unexercised stock options) at year-end will be reported in the WCC Proxy Information.
6 Neither the Partnership nor WCC actively maintains a pension plan, nor a non-qualified deferred compensation plan, for executives. Effective July 1, 2009, WCC froze its pension plan for non-union employees, including named executive officers, resulting in no future benefits accruing under this plan. Please refer to the "Pension Benefits Upon Retirement, Termination, Disability or Death" table in the WCC Proxy Information for further details on current pension balances for Messrs. Paprzycki and Micheletti.
7 For named executive officers, the 2017 amounts shown include a matching contribution by WCC under its 401(k) plan, which matched 4% of the executives salary in cash contributions, up to the maximum amount allowed under the Internal Revenue Code of 1986, as amended (the "Code"), and will be more thoroughly described in the WCC Proxy Information.

Outstanding Equity Awards

The following tables describe Messrs. Honish and Henry's long-term incentive awards wholly determined by WCC and granted in WCC equity during 2015, 2016 and 2017. Please refer to the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables in the WCC Proxy Information for further details regarding equity held by Messrs. Hutchinson, Paprzycki, Troup and Micheletti. None of the named executive officers of our GP participates in any non-qualified deferred compensation plans.
2017 Grants of Plan-Based Awards

			Estimated Future Payouts Under Performance- Based Equity Incentive Plan Awards[1]
Name	Grant Date	Approval Date by WCC Board	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards (#)[1]	Cash Unit Awards[1]	Grant Date Fair Value of Stock Awards($)[1]
Gregory J. Honish	6/23/2017	6/22/2017	2,838	5,675	8,513	3,405	2,270	$45,116
Scott A. Henry	6/23/2017	6/22/2017	946	1,892	2,838	1,135	757	$15,041
_________________________
1 The awards granted in WCC common equity to the WMLP named executive officers on June 23, 2017, consisted of time-based restricted stock units with a three-year vesting period and performance-based restricted stock units with a three-year cliff vest. Amounts in these columns represent the aggregate grant date fair value of the equity awarded calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Share-Based Payment. Participants in the WCC long term incentive program received new time-based Cash Unit Award grants, in lieu of an equal amount of time-based equity grants thereby reducing the amount of time-based restricted stock units received by participants, which are paid out in cash but linked to WCC's stock price on the vesting date.

2017 Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Units that have not vested (#)[1]	Market value of units that have not vested as of 12/31/17[2]	Unearned units that have not vested (#)[3]	Market value of unearned units that have not vested as of 12/31/17[2]
Gregory J. Honish				1,500	$1,815
				3,405	$4,120
						3,750	$4,538
						5,675	$6,867
Scott A. Henry				1,135	$1,373
						1,892	$2,289
_________________________
1 Awards in this column consist of WCC equity time-based restricted stock units with a grant dates of May 18, 2016 and June 23, 2017. Awards of the time-based restricted stock units vest in thirds over a three-year period, each time on April 1st. To the extent vested in the last year, these shares are reflected in the “Options Exercised and Stock Vested in 2017” table below.
2 The market value of the awards of the WCC equity restricted stock units that have not yet vested was determined by multiplying the closing price of a share of WCC common stock on December 29, 2017 ($1.21), the last trading day in 2017, by the number of shares.
3 Awards in this column consist of performance-based restricted stock units with a grant date of May 18, 2016 and June 23, 2017. These awards pay out at threshold, target and maximum performance goals, wholly determined by the compensation and benefits committee of WCC, depending on the achievement of a combination multi-indexed total stockholder return metric and free cash flow metric in each of 2016 and 2017. Contingent on achievement of the performance goal during the three year performance period, these awards will cliff vest on April 1, 2019, and April 1, 2020. If threshold performance is not achieved, all awards will forfeit.

Options Exercised and Stock Vested in 2017 2

Name	Shares Acquired on Vesting (#)	Stock Value Realized on Vesting[1]
Gregory J. Honish	750	$10,395
Scott A. Henry	—	—
_________________________
1 The market value of the WCC common stock awards was determined by multiplying the actual vesting date market value at close on April 13, 2017, which was $13.86.
2 No WMLP named executive officers exercised any Partnership or WCC equity options during fiscal year 2017.

Long-Term Incentive Plan
In October 2016, by consent of our majority unitholder, we adopted the Westmoreland Resources, LP, Long Term Incentive Plan (the "New LTIP"). The New LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs ((1)-(9) collectively, "New LTIP Awards"). Our previous long term incentive plan was originally adopted in 2007 in connection with our formation and subsequently amended and restated in July 2010 in connection with our initial public offering (the "Original LTIP" or, collectively with the New LTIP, the "LTI Plans"). The Original LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs ((1)-(9) collectively with the New LTIP Awards, "Awards"). The LTI Plans provide for flexibility in determining the compensatory arrangements for employees, officers, consultants, and directors of our GP and any of its affiliates providing services to us. However, the only equity issued under the LTI Plans during 2017 were annual grants of phantom units to our non-employee directors of our GP. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our GP.
The LTI Plans are administered by the Board, or an alternative committee appointed by the Board, which we refer to together as the “committee” for purposes of this summary. The committee has the power to determine to whom and when awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTI Plans and execute all other responsibilities permitted or required under the LTI Plans. The maximum aggregate number of common units that may be issued pursuant to the Original LTIP is 3,360 common units and pursuant to the New LTIP is 417,760, in each case subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, in each case as provided under the LTI Plans.
If a common unit subject to any Award is not issued or transferred, or ceases to be issuable or transferable for any reason, including (but not exclusively) because units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an Award or because an Award is forfeited, terminated, expires unexercised, is settled in cash in lieu of common units, or is otherwise terminated without a delivery of units, those common units will again be available for issue, transfer, or exercise pursuant to Awards under the LTI Plans, to the extent allowable by law. Common units to be delivered pursuant to awards under our LTI Plans may be common units acquired by our GP in the open market, from any other person, directly from us, or any combination of the foregoing.
WCC Compensatory Plans, Agreements, and Programs
Retirement Benefits
WCC does not maintain any tax-qualified defined benefit pension plan for executives or supplemental executive retirement plan. However, our named executive officers have the opportunity to participate in the WCC and Subsidiaries Employees’ Savings Plan (the “WCC 401(k) Plan”), a tax qualified defined contribution plan designed primarily to help participating employees accumulate funds for retirement. Our named executive officers may make elective contributions, and WCC made matching contributions equal to 100 percent of employee contributions up to 4 percent of eligible compensation. All named executive officers are eligible to receive these contributions.
Severance and Change in Control Benefits
WCC eliminated its company-wide severance policy in December 2016 and, as such, our named executive officers are not automatically eligible for severance benefits upon discontinued employment. We have no executives working under employment contracts. WCC's AIP provides that program participants are only entitled to payment of incentive payouts if they are employed on the date of payment, which typically occurs in April of the following year, although this requirement is deemed fulfilled upon death or disability. All incentive payouts are forfeited in the event a named executive officer leaves employment for any reason, unless expressly agreed to by WCC's compensation and benefits committee. Upon death or disability, the performance-based restricted stock units are earned on a pro-rata basis based on the date of death or disability. The recipient's earned pro-rata share will not vest until the normal vesting date for the award, occurring on April 1st of the third anniversary of the grant date, and the final determination of the amount of the award contingent on the final performance determination of the performance metric. WMLP named executive officers do not receive additional benefits in the event of a retirement.
Messrs. Hutchinson, Troup and Micheletti participate in the WCC Executive Severance Plan. For further discussion on potential payments owed to Messrs. Hutchinson, Troup and Micheletti, upon separation from WCC, please see the "Potential Payments upon Termination or Change in Control" section of the WCC Proxy Information.
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
For additional detailed information regarding the compensatory plans, agreements and programs of WCC in which our named executive officers participate, we encourage you to read the WCC Proxy Information.

Compensation Committee Interlocks and Insider Participation
As previously discussed, our GP’s Board is not required to maintain, and does not maintain, a compensation committee. During 2017, all compensation decisions with respect to our named executive officers were made by the Compensation Committee of the Board of Directors of WCC, which is comprised entirely of independent members of WCC’s Board of Directors. In addition, none of these individuals receive any compensation directly from us or our GP.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our GP and employees of WCC perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from WCC's compensation policies or practices, please read the WCC Proxy Information.
CEO Pay Ratio Disclosure
We do not have any employees and therefore we are unable to calculate a ratio between the median of the annual total compensation of all employees of WMLP, except for the principal executive officer, and the annual total compensation of the principal executive officer ("CEO Pay Ratio"). We are managed and operated by the directors and officers of our GP (each of our officers is an employee of WCC) and employees of WCC perform services on our behalf. We believe the best approximation for our CEO Pay Ratio disclosure is that of WCC, which will be contained in the WCC Proxy Information.
Board Report on Compensation
We have reviewed and discussed with management certain compensation discussion and analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2017 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934, or this Annual Report on Form 10-K. Based on that review and discussion, we recommend to the Board that the compensation discussion and analysis provisions be included in this Annual Report on Form 10-K.
Charles C. Ungurean
Gerald A. Tywoniuk
Kurt D. Kost
Keith D. Horton
Robert T. Clutterbuck
Compensation of Directors
Our GP’s non-employee directors were compensated for their service as directors under our GP’s outside director compensation plan ("Director Plan") reviewed and approved by the Board on March 3, 2017, to be effective as of January 1, 2017. Our non-employee directors for purposes of the Director Plan were directors that (i) were not an officer or employee of our GP or any of its subsidiaries or affiliates, (ii) were not affiliated with or related to any party that receives compensation from our GP or any of its subsidiaries and affiliates, and (iii) had not entered into an arrangement with our GP or any of its subsidiaries and affiliates to receive compensation from any such entity other than in respect of his services as a member of the Board. Our Director Plan is designed to attract experienced and highly qualified individuals. For 2017, the Director Plan combined cash payments appropriate for their commitment and contributions to us and our unitholders, and equity awards to align the interests of the outside directors and unitholders. In addition, our GP’s outside directors were reimbursed for their travel and direct costs associated with membership on the Board. During 2017, each outside director covered by the Director Plan received an annual compensation package consisting of the following:

•	a cash retainer of $60,000;

•	an annual unit grant having a value of $50,000; and

•	an Audit Committee chair retainer of $10,000 and an Audit Committee member retainer of $5,000.

Director Compensation Table for 2017
The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2017, as described above.  Each of our non-employee directors were granted phantom unit equity awards on May 18, 2017.

Name	Fees[1]	Unit Awards[2]	Total
Robert T. Clutterbuck	$95,000	$50,002	$145,002
Keith D. Horton	95,000	50,002	145,002
Kurt D. Kost	95,000	50,002	145,002
Gerald A. Tywoniuk	105,000	50,002	155,002
Charles C. Ungurean	90,000	50,002	140,002
_________________________
1 The amounts in this column represent the fees paid to the directors in 2017. All of the fees were paid in cash and include a one-time retainer fee of $30,000 for additional capital structure review and refinancing work.
2 The amounts in this column represent the value of unit awards made to directors under our New LTIP in 2017. For each of the directors, 16,448 units were granted on May 17, 2017, and will vest on December 15, 2018, pursuant to amendments to each award agreement entered into March 2, 2018, that extended the vesting date. The amounts shown represent the grant date fair value of $3.04 per unit for the awards computed in accordance with FASB ASC Topic 718.

Changes in Director Compensation Structure in 2018
On January 19, 2018, the Board voted to alter the Outside Director Compensation Plan through which we compensate our non-employee directors for their service as directors on our Board. At that time, in light of the Partnership's ongoing capital structure review and refinancing work, the Board determined to remove equity awards from the Director Plan annual compensation package effective January 1, 2018. On February 27, 2018 the Board elected Mr. Tywoniuk as Chairman of the Board and approved a retainer associated with the position of $10,000 per quarter, excepting the first quarter of 2018, which retainer was $16,500. These retainer fees are paid to directors in advance of each quarter of service. With these changes, the 2018 Director Plan provides an annual compensation package to our outside directors consisting of the following:

•	a cash retainer of $110,000

•	a Board chair retainer of $40,000; and

•	an Audit Committee chair retainer of $10,000 and an Audit Committee member retainer of $5,000.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.
The following table sets forth certain information regarding the beneficial ownership of units as of March 29, 2018 (the “Ownership Reference Date”) by:

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
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options, warrants, convertible security or right, held by that person that are currently exercisable or exercisable within 60 days after the Ownership Reference Date, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 1,284,840 common units, 17,050,680 Series A Units and 4,512,500 Series B Units outstanding as of the Ownership Reference Date.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Units Beneficially Owned	Series B Convertible Units Beneficially Owned	Percent of Total Common Units, Series A and Series B Convertible Units
WCC[1,2]	—	—%	17,050,680	4,512,500	94.4%
Michael G. Hutchinson[1]	—	—%	—	—	—%
Nathan M. Troup[1]	—	—%	—	—	—%
Joseph E. Micheletti[1]	—	—%	—	—	—%
Gregory J. Honish[1]	14,962	*	—	—	*
Scott A. Henry[1]	—	*	—	—	*
Robert T. Clutterbuck[3]	25,987	*	—	—	*
Keith D. Horton[4]	18,642	*	—	—	*
Kurt D. Kost[1]	13,756	*	—	—	*
Gerald A. Tywoniuk[5]	24,082	*	—	—	*
Charles C. Ungurean[6]	80,429	*	—	—	*
Kevin A. Paprzycki[1]	—	—%	—	—	—%
All directors and executive officers as a group (consisting of 11 persons)	177,858	13.8%	—	—	*
_________________________
* Indicates that the person or entity owns less than one percent.
1 The address for this person or entity is 9540 South Maroon Circle, Suite 300, Englewood, Colorado 80112.
2 WCC is the beneficial owner of 35,291 GP units through its control of our general partner, which we do not include in the calculation of WCC's common unit beneficial ownership, and 55,519 limited partner interests through its ownership of certain common unit warrant rights. WCC owns 100% of the Series A Units, which are convertible to Common Units on a one-for-one basis at the earlier of WMLP declaring a dividend of $0.22 per unit or a change of control. WCC owns

100% of the Series B Units, which are currently convertible into Common Units on a one-for-one basis at the option of the holder or upon a change of control, liquidation event or dissolution of the WMLP.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning common units that may be issued under our LTI Plans. Our Original LTIP was adopted in connection with the Partnership's initial public offering and amended on or about February 27, 2014, as the result of a Schedule 14C filed with the SEC February 4, 2014. Our LTI Plans allow for awards of options, phantom units, restricted units, unit awards, other unit awards and unit appreciation rights. Our Original LTIP currently permits the grant of awards covering an aggregate of 3,360 common units. In October 2016, by consent of our majority unitholder, we adopted the New LTIP that permits the grant of awards covering the aggregate of an additional 500,000 units pursuant to a Schedule 14C filed with the SEC October 24, 2016, of which 417,760 common units remain available for grant. Our LTI Plans are administered by the Board of our GP.
The Board of our GP in its discretion may terminate, suspend or discontinue our LTI Plans at any time with respect to any award that has not yet been granted. The Board of our GP also has the right to alter or amend our LTI Plans or any part of either of our LTI Plans from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
The following table summarizes the number of securities that remained available for future issuance under our LTI Plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities That Remained Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	—	$—	421,120
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	421,120
_________________________
1 Our Original LTIP was approved by our partners (general and limited) prior to our initial public offering, and amended in February of 2014. Our New LTIP was approved by our partners (general and limited) by consent of our majority unitholder in October of 2016.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
At March 29, 2018, WCC owns 100% of our GP and, as of the date of this filing, 93.94% of our limited partner interests on a fully diluted basis. As such, WCC also appoints all of the directors of our general partner.
Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our GP and its affiliates in connection with our ongoing operations and liquidation. These distributions and payments were determined by and among affiliated entities, and, consequently, are not the result of arm’s-length negotiations.

Ongoing Operations Stage
Distributions of available cash to our GP and its affiliates
We will make cash distributions 99.85% to the unitholders, including WCC as an affiliate of our GP as the holder of an aggregate of 17,050,680 Series A Units and 0.15% to our GP at December 31, 2017. Our Series A Units, created in 2015, allow the GP Board to pay distributions on these units in the form of Series A PIK Units at its discretion. In October of 2016, WCC exchanged all of its 4,512,500 Common Units for the same number of Series B Units, which do not have rights to cash distributions. If distributions exceed the minimum quarterly distribution and the first target distribution level, our GP will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. If we were to have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, as of December 31, 2017, our GP and its affiliate WCC would receive an annual distribution of approximately $18,817 on the 0.15% GP interest and approximately $9,091,423 on the Series A Units, if such Series A Units distributions are paid in cash dividends.

Payments to our GP and its affiliates
Our GP and its affiliates will be reimbursed for expenses incurred on our behalf, including an annual fixed fee for executive officers and other employees devoting less than a majority of their time to the Partnership. Our Partnership Agreement provides that our GP will determine the amount of these expenses.

Withdrawal or removal of our GP
If our GP withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our GP, will be entitled to receive liquidating distributions according to their particular capital account balances.

Relationship with WCC

WCC owns 100% of our sole general partner, Westmoreland Resources GP, LLC, and appoints the members of our Board and Audit and Conflicts Committees. In addition to the 0.15% general partner interest in us, our general partner owns the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48% of the cash we distribute in excess of $0.2000 per quarter. As of the time of this filing, WCC also owns 94.38% of our outstanding beneficial equity interests.
Services Agreement
Effective January 1, 2015, we entered into the Services Agreement with our GP. We amended the Services Agreement on October 23, 2015, to modify the amount of the fixed annual fee that we pay our general partner for the services provided pursuant to the Services Agreement to reflect increased costs associated with the Kemmerer Drop. Under the Services Agreement, our general partner provides services to us and is reimbursed for related costs incurred on our behalf. The services that our general partner provides include, among other things, operating services, engineering services and general and administrative services, including but not limited to legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by WCC. Costs may also be allocated to us in a variety of methods when a cost or service applies equally to all employees. Additionally, the Services Agreement provides for an annual fixed fee to reimburse our general partner for executive officers and other employees who devote less than a majority of their time to us. During 2017, we paid our general partner approximately $66.7 million for services performed under the Services Agreement primarily related to employee costs. Any party may terminate the Services Agreement by providing at least 120 days’ written notice to the other parties. The current term of the Services Agreement expires on June 1,

2018, and automatically renews for successive one-year periods unless terminated with 120 days' notice, please see further discussion in Note 21. Related Party Transactions to the consolidated financial statements.
Procedures for Review, Approval and Ratification of Related Person Transactions
The Board of our general partner has adopted a code of business conduct and ethics that provides that the Board of our general partner or its authorized committee will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.
The code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Board of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics. Additionally, to further structure and facilitate such transactions, the Board of our general partner adopted a related party transactions policy that allows for standing pre-approval of certain transactions and approval by our independent audit committee chairman for related party transactions within certain parameters.
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
Further information required for this item is provided in Item 1 - Business - Overview, Item 10 - Directors, Executive Officers and Corporate Governance and Note 21. Related Party Transactions to the consolidated financial statements.

Director Independence

Our disclosures in Item 10 - Directors, Executive Officers and Corporate Governance are incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth fees and out-of-pocket expenses billed by our principal accountant for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(In thousands)
Audit fees[1]	$533	$702
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
_________________________
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
The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for resolution of and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encounter in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the external auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by the external auditors for each of the previous two fiscal years; and

•	the rotation of the external auditors’ lead partner.

PART IV

ITEM 15	—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1.Financial Statements. See “Index to Consolidated Financial Statements” on page 54.
(a)2.Financial Statement Schedules. Other schedules are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on March 24, 2010)

3.2
Certificate of Amendment to Certificate of Limited Partnership of Westmoreland Resource Partners, LP executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 31.1A to the Annual Report on Form 10-K filed on March 6, 2015)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP dated December 31, 2014 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 6, 2015)

3.4
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective August 1, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 6, 2015)

3.5
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Westmoreland Resource Partners, LP effective October 28, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

3.6
Certificate of Formation of Westmoreland Resources GP, LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

3.7
Certificate of Amendment to Certificate of Formation of Westmoreland Resources GP, LLC executed as of December 23, 2014 to be effective December 30, 2014 (incorporated by reference to Exhibit 3.33A to the Annual Report on Form 10-K filed on March 6, 2015)

3.8
Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated January 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on January 4, 2011)

3.9
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on June 25, 2013)

3.10
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC executed as of March 12, 2014 to be effective as of June 24, 2013, entered into to correct, clarify, supersede and replace in its entirety the First Amendment to Third Amended and Restated Limited Liability Company Agreement of Westmoreland Resources GP, LLC dated June 24, 2013 (incorporated by reference to Exhibit 3.4B to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2014 filed on May 6, 2014)

10.01
Investors’ Rights Agreement, dated August 24, 2007, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.02
Amendment to Investors’ Rights Agreement dated June 24, 2013 by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, C&T Coal, Inc., Charles C. Ungurean and Thomas T. Ungurean (incorporated by reference to Exhibit 10.2A to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.03#
Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan dated July 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-34815) filed on July 19, 2010)

10.04#
First Amendment to Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan effective December 31, 2013 (incorporated by reference to Annex A to the Information Statement on Schedule 14C (Commission File No. 001-34815) filed on February 4, 2014)

10.05#
Form of Long-Term Incentive Plan Award Agreement for Grant of Phantom Units for general use (incorporated by reference to Exhibit 10.11A to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.06#
Award Agreement for Grant of Phantom Units to Non-Employee Directors dated March 2, 2015 under the Westmoreland Resource Partners, LP Amended and Restated Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on April 28, 2015)

10.07#	Westmoreland Resource Partners, LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Commission File No. 333-218014) filed on May 15, 2017)
10.08
Acquisition Agreement, dated August 14, 2009, by and among Oxford Mining Company, LLC, Phoenix Coal Inc., Phoenix Coal Corporation and Phoenix Newco, LLC (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.09
Coal Purchase and Sale Agreement No. 10-62-04-900, dated May 21, 2004, by and between Oxford Mining Company, Inc. and American Electric Power Service Corporation, agent for Columbus Southern Power Company (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

Exhibit Number	Description
10.10
Amendment No. 2004-1 to Coal Purchase and Sale Agreement, dated October 25, 2004 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.11
Amendment No. 2005-1 to Coal Purchase and Sale Agreement, dated April 8, 2005 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.12
Amendment No. 2006-3 to Coal Purchase and Sale Agreement, dated December 5, 2006 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.13
Amendment No. 2008-6 to Coal Purchase and Sale Agreement, dated December 29, 2008 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.14
Amendment No. 2009-1 to Coal Purchase and Sale Agreement, dated May 21, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.15
Amendment No. 2009-3 to Coal Purchase and Sale Agreement, dated December 15, 2009 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.16
Amendment No. 2010-1 to Coal Purchase and Sale Agreement, dated January 11, 2010 (incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 25, 2010)

10.17†
Amendment No. 2010-2 to Coal Purchase and Sale Agreement, dated February 4, 2010 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on April 21, 2010)

10.18
Amendment No. 2010-3 to Coal Purchase and Sale Agreement, dated April 16, 2010 (incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.19†
Amendment No. 2011-5 to Coal Purchase and Sale Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.16K to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2011 filed on March 14, 2012)

10.20†
Amendment No. 2012-1 to Coal Purchase and Sale Agreement, dated March 21, 2012 (incorporated by reference to Exhibit 10.16L to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2012 filed on May 9, 2012)

10.21†
Amendment No. 2012-2 to Coal Purchase and Sale Agreement, dated July 30, 2012 (incorporated by reference to Exhibit 10.16M to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended September 30, 2012 filed on November 7, 2012)

10.22†
Amendment No. 2013-2 to Coal Purchase and Sale Agreement, dated February 6, 2013 (incorporated by reference to Exhibit 10.16N to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2012 filed on April 1, 2013)

10.23†
Amendment No. 2013-5 to Coal Purchase and Sale Agreement, dated June 26, 2013 (incorporated by reference to Exhibit 10.16O to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.24
Amendment No. 2014-1 to Coal Purchase and Sale Agreement, dated January 6, 2014 (incorporated by reference to Exhibit 10.16P to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.25†
Amendment No. 2014-2 to Coal Purchase and Sale Agreement, dated February 27, 2014 (incorporated by reference to Exhibit 10.16Q to the Annual Report on Form 10-K (Commission File No. 001-34815) for the year ended December 31, 2013 filed on March 4, 2014)

10.26
Amendment No. 2015-1 to Coal Purchase and Sale Agreement, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended March 31, 2015 filed on April 28, 2015)

10.27
Coal Purchase and Sale Agreement No. 10-62-15-900, dated as of February 26, 2015, by and between Oxford Mining Company, LLC and AEP Generation Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q filed on April 28, 2015)

10.28
Non-Compete Agreement by and among Westmoreland Resource Partners, LP, C&T Coal, Inc., Charles C. Ungurean, Thomas T. Ungurean and Westmoreland Resources GP, LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-1 (Commission File No. 333-165662) filed on June 9, 2010)

10.29
Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.30
Form of Warrant (to purchase common units of Westmoreland Resource Partners, LP) issued pursuant to the Warrant Issuance Agreement dated June 24, 2013 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

10.31
Investors’ Rights Agreement, dated as of June 24, 2013, by and among Westmoreland Resource Partners, LP, Westmoreland Resources GP, LLC, AIM Oxford Holdings, LLC, and the lenders party to the Financing Agreement, dated as of June 24, 2013, by and among Oxford Mining Company, LLC, as borrower, Westmoreland Resource Partners, LP, as a guarantor, the other guarantors party thereto, such lenders, and Obsidian Agency Services, Inc., as collateral agent and administrative agent for such lenders (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q (Commission File No. 001-34815) for the quarter ended June 30, 2013 filed on August 6, 2013)

Exhibit Number	Description
10.32
Contribution Agreement, dated as of October 16, 2014, between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Annex B of the Definitive Proxy Statement filed on December 01, 2014)

10.33
Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 7, 2015)

10.34
Amendment No. 1 to Financing Agreement, dated as of March 13, 2015, by and among Oxford Mining Company, LLC, Westmoreland Resource Partners, LP and each of its other subsidiaries, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 16, 2015)

10.35*
Amendment No. 2 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of July 31, 2015

10.36
Waiver and Amendment No. 3 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of March 1, 2018

10.37#
Services Agreement dated as of March 13, 2015, by and between Westmoreland Resources GP, LLC and Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2015)

10.38#
Amendment No. 1 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.39#
Amendment No. 2 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2017)

10.40#
Amendment No. 3 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2017)

10.41#
Amendment No. 4 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of November 30, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2017)

10.42#
Amendment No. 5 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2017)

10.43
Loan and Security Agreement, dated as of October 23, 2015, by and among Westmoreland Resource Partners, LP, the lenders party thereto, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, Oxford Mining Company, LLC, Harrison Resources, LLC, Oxford Mining Company-Kentucky, LLC, Daron Coal Company, LLC, Oxford Conesville, LLC, Westmoreland Kemmerer Fee Coal Holdings, LLC and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.44
Contribution Agreement dated June 1, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 2, 2015)

10.45
Amended and Restated Contribution Agreement dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2015)

10.46†
Fifteenth Amendment to Coal Supply Agreement, Amended and Restated version, dated July 1, 2010, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.47†
Sixteenth Amendment to Coal Supply Agreement, dated October 4, 2011, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.48†
Seventeenth Amendment to Coal Supply Agreement, dated July 31, 2012, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.49†
Eighteenth Amendment to Coal Supply Agreement, dated October 20, 2015, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.50†
Nineteenth Amendment to Coal Supply Agreement, dated April 22, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.51†
Twentieth Amendment to Coal Supply Agreement, dated June 15, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.52†
Coal Supply Agreement, dated July 1, 2010, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.53†
First Amendment to Coal Supply Agreement, dated October 20, 2015, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

Exhibit Number	Description
10.54†
Second Amendment to Coal Supply Agreement, dated June 15, 2015, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.55
Third Amendment to Coal Supply Agreement, dated July 1, 2017, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2017)

10.56
Unit Exchange Agreement, dated October 28, 2016, between Westmoreland Resource Partners. LP. and Westmoreland Coal Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

21.1*	List of Subsidiaries of Westmoreland Resource Partners, LP
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer of pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a)
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) our Consolidated Statements of Partners’ Capital (Deficit) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (v) the Notes to our Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

*	Filed herewith (or furnished in the case of Exhibits 32 and 101).
#	Compensatory plan or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
ITEM 16 — FORM 10-K SUMMARY.
None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
	By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date: April 2, 2018	By:	/s/ Michael G. Hutchinson
Michael G. Hutchinson
Interim Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their indicated capacities, which are with the general partner of the registrant, on the dates indicated.

Signature	Title	Date

/s/ Michael G. Hutchinson	Interim Chief Executive Officer (Principal Executive Officer)
Michael G. Hutchinson		April 2, 2018
/s/ Nathan M. Troup	Interim Chief Financial Officer (Principal Financial Officer)
Nathan M. Troup		April 2, 2018
/s/ Scott A. Henry	Controller (Principal Accounting Officer)
Scott A. Henry		April 2, 2018
/s/ Gerald A. Tywoniuk	Chairman of the Board and Director
Gerald A. Tywoniuk		April 2, 2018
/s/ Robert T. Clutterbuck	Director
Robert T. Clutterbuck		April 2, 2018
/s/ Keith D. Horton	Director
Keith D. Horton		April 2, 2018
/s/ Kurt D. Kost	Director
Kurt D. Kost		April 2, 2018
/s/ Charles C. Ungurean	Director
Charles C. Ungurean		April 2, 2018