Form 10-Q
period 2018-03-31
Westmoreland Resource Partners, LP
filed 2018-05-04
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 1, 2018, 1,284,840 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$37,492	$36,739
Receivables	24,597	27,409
Inventories	13,982	14,927
Other current assets	3,785	1,891
Total current assets	79,856	80,966
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	358,323	358,375
Less accumulated depreciation, depletion and amortization	(173,047)	(164,711)
Net property, plant and equipment	185,276	193,664
Advanced coal royalties	10,018	10,143
Restricted investments	35,696	37,239
Intangible assets, net of accumulated amortization of $6.7 million and $6.2 million at March 31, 2018 and December 31, 2017, respectively	24,283	24,800
Deposits and other assets	1,021	592
Total Assets	$336,150	$347,404
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$316,672	$314,228
Accounts payable and accrued expenses:
Trade	13,439	15,565
Deferred revenue	4,582	3,141
Production taxes	19,324	16,670
Asset retirement obligations	13,047	15,187
Other current liabilities	2,261	2,091
Total current liabilities	369,325	366,882
Long-term debt, less current installments	8,459	9,605
Asset retirement obligations, less current portion	31,098	30,609
Other liabilities	1,795	1,942
Total liabilities	410,677	409,038
Partners’ capital (deficit):
Limited partners (1,284,840 units outstanding as of March 31, 2018 and December 31, 2017)	25,289	25,959
Series A convertible units (17,050,680 units outstanding as of March 31, 2018 and December 31, 2017)	(79,204)	(69,605)
Series B convertible units (4,512,500 units outstanding as of March 31, 2018 and December 31, 2017)	(52,294)	(49,755)
General partner units (35,291 units outstanding as of March 31, 2018 and December 31, 2017)	31,669	31,687
Liquidation units (856,698 units outstanding as of March 31, 2018 and December 31, 2017)	—	—
Accumulated other comprehensive income	13	80
Total Westmoreland Resource Partners, LP deficit	(74,527)	(61,634)
Total Liabilities and Partners’ Deficit	$336,150	$347,404

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per unit data)
Revenues	$67,807	$74,805
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	55,626	59,416
Depreciation, depletion and amortization	8,165	10,351
Selling and administrative	5,911	3,897
Loss (gain) on sales of assets	101	(142)
Total cost and expenses	69,803	73,522
Operating (loss) income	(1,996)	1,283
Other (expense) income:
Interest expense	(11,350)	(10,479)
Interest income	259	206
Other income	61	44
Change in fair value of warrants	148	131
Total other expenses	(10,882)	(10,098)
Net loss	(12,878)	(8,815)
Less net loss allocated to general partner	(18)	(13)
Net loss allocated to limited partners	$(12,860)	$(8,802)

Net loss	$(12,878)	$(8,815)
Unrealized and realized (loss) gain on available-for-sale debt securities	(67)	146
Comprehensive loss attributable to the Partnership	$(12,945)	$(8,669)

Net loss per limited partner common unit, basic and diluted:	$(0.56)	$(0.37)

Weighted average number of limited partner common units outstanding, basic and diluted:	1,285	1,242

Cash distribution paid per limited partner common unit	$—	$0.1333
Cash distribution paid per general partner unit	—	0.1333

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit) (Unaudited)

	Limited Partners													Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Income (Loss)
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)
	(In thousands, except units data)
Balance at December 31, 2017	1,284,840	$25,959	17,050,680	$(69,605)	4,512,500	$(49,755)	856,698	$—	23,704,718	$(93,401)	35,291	$31,687	$80	$(61,634)
Net loss	—	(722)	—	(9,599)	—	(2,539)	—	—	—	(12,860)	—	(18)	—	(12,878)
Equity-based compensation	—	52	—	—	—	—	—	—	—	52	—	—	—	52
Issuance of units to LTIP participants		—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(67)	(67)
Balance at March 31, 2018	1,284,840	$25,289	17,050,680	$(79,204)	4,512,500	$(52,294)	856,698	$—	23,704,718	$(106,209)	35,291	$31,669	$13	$(74,527)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,878)	$(8,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	8,165	10,351
Accretion of asset retirement obligations	1,802	1,335
Equity-based compensation	52	—
Non-cash interest expense	2,398	2,296
Amortization of deferred financing costs	534	706
Other	528	(1,019)
Changes in operating assets and liabilities:
Receivables, net	2,812	7,160
Inventories	938	79
Accounts payable and accrued expenses	729	(2,686)
Interest payable	119	49
Deferred revenue	1,441	2,446
Other assets and liabilities	(1,429)	1,195
Asset retirement obligations	(2,120)	(1,877)
Net cash provided by operating activities	3,091	11,220
Cash flows from investing activities:
Additions to property, plant, equipment and other	(1,521)	(3,221)
Advance royalties payments	(89)	(267)
Proceeds from sales of restricted investments	2,591	5,387
Purchases of restricted investments	(2,880)	(7,181)
Net proceeds from sales of assets	—	407
Net cash used in investing activities	(1,899)	(4,875)
Cash flows from financing activities:
Repayments of long-term debt	(1,777)	(1,059)
Cash distributions to unitholders	—	(190)
Acquisition under common control of Johnson Run	—	(1,526)
Net cash used in financing activities	(1,777)	(2,775)
Net increase in cash and cash equivalents, including restricted cash	(585)	3,570
Cash and cash equivalents, including restricted cash, beginning of period	44,493	23,675
Cash and cash equivalents, including restricted cash, end of period	$43,908	$27,245
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,105	$7,428
Non-cash transactions:
Accrued purchases of property and equipment	$885	$602
Economic value of Series A convertible unit distributions	—	2,124

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$37,492	$20,234
Restricted cash in Restricted investments	6,416	7,011
	$43,908	$27,245

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying consolidated financial statements (unaudited) include the accounts and operations of Westmoreland Resource Partners, LP (the “Partnership”) and its consolidated subsidiaries and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. All intercompany transactions and accounts have been eliminated in consolidation. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-period amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the “GP”). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
These unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes to the consolidated financial statements thereto contained in our 2017 Form 10-K, except as described below in the section titled "Recently Issued Accounting Pronouncements."
Going Concern, Liquidity and Management’s Plan
Our Term Loan (as defined in Note 5. Debt And Lines Of Credit) matures on December 31, 2018, and accordingly the principal balance of $314.4 million is classified as a current liability on our Consolidated Balance Sheet as of March 31, 2018. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement (as defined in Note 5. Debt And Lines Of Credit) provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we entered into a waiver and amendment number three to the 2014 Financing Agreement (“Waiver”) that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
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
The accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

principal versus agent, identifying performance obligations and licensing, practical expedients, and made technical corrections on various topics.
The Partnership adopted the new revenue standard effective January 1, 2018 using the full retrospective method. The adoption of this standard did not have a material impact to the Partnership's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the Consolidated Statements of Cash Flows. As a result, amounts generally described as restricted cash and restricted cash equivalents that are included in other financial statement captions of the Consolidated Balance Sheets should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flows. The ASU should be adopted using a retrospective transition method to each period presented. The Partnership adopted the new cash flows standard effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Partnership’s Consolidated Statements of Cash Flows (unaudited). As a result, net cash used in investing activities for the three months ended March 31, 2017 was adjusted to exclude the change in restricted cash as follows:

Three Months Ended March 31, 2017
(In thousands)
Cash used in investing activities, as previously reported	$(3,305)
Less: Purchases of restricted investments	(1,570)
Cash used in investing activities, as adjusted	$(4,875)

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The new guidance is effective for fiscal years beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Partnership has established an implementation team to develop a multi-phase plan to adopt the requirements of the new standard. We will adopt the new guidance in the first quarter of 2019.
2. REVENUE
We produce and sell thermal coal primarily to large electric utility customers with coal-fired power plants, typically under long-term contracts. Our customers are generally in close proximity through mine-mouth power plants and strategically located rail and barge transportation. Lesser amounts of revenue are generated from royalties from oil and gas leases and sales of various mining byproducts.
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the contract, and revenue is recognized when the performance obligations in the contract are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.
For all of our coal sales contracts, performance obligations consist of the delivery of each ton of coal to the customer as our promise is to sell multiple distinct units of a commodity at a point in time. The transaction price principally consists of fixed consideration in the form of a base price per ton of coal with additional variable consideration comprised of adjustments to the base price based on quality measurements. Certain long-term contracts contain additional variable consideration comprised of various index-based adjustments, adjustments based on changes in underlying production costs and reimbursements of various costs such as royalties and taxes.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Disaggregated Revenues
The following table presents our revenues for the three months ended March 31, 2018 disaggregated by type of revenue (in thousands):

Type of Revenue
Coal sales	$66,709
Other revenues	1,098
Total	$67,807

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. There were no contract assets included in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively. We recognize contract liabilities in those instances where billing occurs prior to revenue recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.

The following table presents the activity in our contract liabilities for the three months ended March 31, 2018 (in thousands):

Contract Liabilities(1):
Balance as of December 31, 2017	$3,141
Additions	1,441
Transfers to Revenues	—
Balance as of March 31, 2018	$4,582
_________________________
(1) Comprised entirely of current balances of $4.6 million and $3.1 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively.

Remaining Performance Obligations
The following table presents our estimated revenues allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenues as of March 31, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

Estimated Revenues
Nine months ended December 31, 2018	$123,488
2019	73,340
2020	69,680
2021	51,727
2022	—
Thereafter	—
Total	$318,235

Our contractually committed revenue, for purposes of the table above, is limited to the transaction price for long-term coal sales contracts which have minimum tonnage commitments. Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, (i) variable consideration within contracts in which such variable consideration is allocated entirely to wholly unsatisfied performance obligations; and (ii) remaining performance obligations for contracts with an original expected duration of one year or less. Additional revenues are expected to be recognized

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

based on our short-term coal sales contracts, long-term coal sales contracts with no minimum tonnage commitments and long-term coal sales contracts with customer options in addition to minimum tonnage commitments.

3. INVENTORIES
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$3,714	$4,642
Materials and supplies	10,552	10,569
Reserve for obsolete inventory	(284)	(284)
Total	$13,982	$14,927
4. RESTRICTED INVESTMENTS
For all of its restricted investments accounts, the Partnership can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments accounts are not available to meet the Partnership’s general cash needs. These investments include available-for-sale debt securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income in the Consolidated Balance Sheets.
The carrying value and estimated fair value of restricted investments were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$6,416	$7,754
Available-for-sale debt securities	29,280	29,485
	$35,696	$37,239

Available-for-Sale Debt Securities

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale debt securities were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Cost basis	$29,267	$29,405
Gross unrealized holding gains	389	409
Gross unrealized holding losses	(376)	(329)
Fair value	$29,280	$29,485

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Term Loan	$314,410	$312,734
Capital lease obligations	12,479	13,478
Other	320	375
Total debt outstanding	327,209	326,587
Less debt issuance costs	(2,078)	(2,754)
Less current installments, net of debt issuance costs	(316,672)	(314,228)
Total debt outstanding, less current installments	$8,459	$9,605
The following table presents remaining aggregate contractual debt maturities of all long-term debt:

March 31, 2018
(In thousands)
2018	$317,605
2019	4,174
2020	1,766
2021	1,664
2022	2,000
Thereafter	—
Total debt	$327,209

Term Loan
Pursuant to the financing agreement (as amended, the “2014 Financing Agreement”), dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, we entered into a term loan (“Term Loan”) which matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (2.30% as of March 31, 2018), subject to a floor of 0.75%, plus 8.50% or the reference rate, as defined in the 2014 Financing Agreement. As of March 31, 2018, the Term Loan had a cash interest rate of 10.80%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. As of March 31, 2018 and December 31, 2017, the Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $2.3 million for the three months ended March 31, 2018 and 2017. The outstanding Term Loan amount as of March 31, 2018 represents the principal balance of $286.6 million, plus PIK Interest of $27.8 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties and asset sales. During the three months ended March 31, 2018, we paid down $0.6 million of the Term Loan with such proceeds.
The 2014 Financing Agreement limits cumulative cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying our availability under the Revolver. As of March 31, 2018, our consolidated total net leverage ratio is in excess of 3.75, and we have utilized the full $15.0 million limit on Restricted Distributions.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Covenant Compliance
The Partnership does not currently have liquidity or access to additional capital sufficient to pay off the Term Loan by its December 31, 2018 maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued. Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. The Waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on the expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
For more detail please refer to Note 1. Basis Of Presentation "Going Concern, Liquidity and Management’s Plan."
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a Loan and Security Agreement (the “Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The Revolver expired on its December 31, 2017 maturity date and was not replaced or extended.
Capital Lease Obligations
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. The Partnership did not enter into any new capital leases during the three months ended March 31, 2018.
6. DISTRIBUTIONS OF AVAILABLE CASH
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of March 31, 2018, one of these ratios was not met, and we do not foresee it being met in the near future. As of March 31, 2018, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios noted in Note 5. Debt And Lines Of Credit.

Pursuant to the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), we distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our GP, subject to the conditions and limitations within the 2014 Financing Agreement. Available cash is determined at the end of each quarter and is generally defined in the Partnership Agreement, as all cash and cash equivalents on hand at the end of each quarter less reserves established by our GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest, to provide funds for future distributions for any one or more of the next four quarters, and to comply with applicable law or any loan agreement to which the Partnership or any of its subsidiaries are a party. Our available cash may also include, if our GP so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

We made cash distributions as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Limited partner common units	$—	$163
General partner units	—	5
Warrants	—	22

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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

•
Level 1, defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale debt securities generally valued based on independent third-party market prices.

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

The book values of cash and cash equivalents, receivables and accounts payable reflected in the Consolidated Balance Sheets (unaudited) approximate the fair value of these instruments due to the short duration to their maturities.
See Note 4. Restricted Investments for further disclosures related to the Partnership's fair value estimates.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. As of March 31, 2018, the fair value of each warrant was $1.78, based on the following: spot price of $1.90 per unit as traded on the New York Stock Exchange, with an exercise price of $0.12 per unit. The fair value of the warrants are a Level 2 measurement.

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of March 31, 2018, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
March 31, 2018	$12,799	$12,799	$312,332	$113,865
December 31, 2017	13,853	13,853	309,980	144,536

8. UNIT-BASED COMPENSATION

We grant employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). We recognized compensation expense from unit-based arrangements as shown in the following table:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$52	$42
The unvested restricted common unit awards had an initial vesting date of March 2, 2018. However, on March 1, 2018 the grant was modified and the vesting date for all awards was extended to December 15, 2018. As all related compensation expense was recognized as of the modification date and the modification did not result in an increase in fair value of the awards, no additional expense was recognized. A summary of restricted common unit award activity for the three months ended March 31, 2018 is as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Unvested balance at December 31, 2017	82,240	$3.04
Granted	—	—
Vested and issued	—	—
Unvested balance at March 31, 2018	82,240	$3.04	$—

9. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of March 31, 2018, the remaining terms of our long-term contracts range from one to nine years.

Litigation

There have been no material changes in our litigation since December 31, 2017. For additional information, refer to Note 18. Commitments and Contingencies to the consolidated financial statements of our 2017 Form 10-K.

Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees may result in a material liability to the guarantors, and, consequentially, have a material adverse effect on our financial position, liquidity or operations.
10. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of March 31, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our Consolidated Balance Sheets (unaudited).
Series A Convertible Units
In connection with the Kemmerer Drop (as defined and described in Note 2. Acquisitions to the consolidated financial statements for our 2017 Form 10-K) and the issuance of the Series A Convertible Units (the "Series A Units"), the Partnership entered into an amendment (the “Amendment”) to our Partnership Agreement. The Amendment established the terms of the Series A Units and any additional Series A Units that may be issued in kind as a distribution (the “Series A PIK Units”), and provided that each Series A Unit will have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Units and the Series A PIK Units will convert on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Units are entitled to vote as a

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

separate class on any matters that materially adversely affect the rights or preferences of the Series A Units in relation to other classes of partnership interests or as required by law.
Series B Convertible Units
On October 28, 2016, we entered into the Exchange in which we issued 4,512,500 Series B Convertible Units (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units. Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 5. Debt And Lines Of Credit). This date occurred on November 15, 2017 and the holder of the Series B Units has not yet converted these Series B Units into common units. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into a second amendment to the Partnership Agreement, which established the terms of the Series B Units.
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
Net Income (Loss) Attributable to Limited Partner Common Units
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

	Three Months Ended March 31,
	2018	2017
Net loss attributable to the Partnership	$(12,878)	$(8,815)
Less:
Paid and declared distributions on Series A convertible units	—	2,162
Series A convertible units share of undistributed loss	(9,599)	(8,222)
Series B convertible units share of undistributed loss	(2,539)	(2,301)
Paid and declared distributions on general partner units	—	5
General partner units share of undistributed loss	(18)	(18)
Paid and declared distributions on warrants	—	22
Undistributed net loss attributable to limited partners	$(722)	$(463)

Weighted average number of limited partner common units outstanding used in computation of limited partners' net loss per common unit (basic and diluted)	1,285	1,242
Net loss per limited partner common unit, basic and diluted	$(0.56)	$(0.37)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table reflects the changes in accumulated other comprehensive income by component:

Accumulated Other Comprehensive Income
(In thousands)
Balance at December 31, 2017	$80
Other comprehensive loss before reclassification	(158)
Amounts reclassified from accumulated other comprehensive income	91
Balance at March 31, 2018	$13

The following table reflects the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss is Presented
	(In thousands)
Realized gains on available-for-sale debt securities	$91	Other income

12. RELATED PARTY TRANSACTIONS
The Board of the GP and its Conflicts Committee review our related party transactions that involve a potential conflict of interest between a general partner and WMLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.
Effective January 1, 2015, the Partnership and the GP, which is a wholly owned subsidiary of WCC, entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice. The current term of the Services Agreement expires on June 1, 2018, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ written notice. On January 31, 2018, we received a letter from WCC providing 120 days’ written notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. The parties remain in constructive discussions with respect to WCC’s continued provision of administrative and operational services to us, but, if an agreement with respect to the continued provision of such services cannot be reached with WCC by June 1, 2018, we could have a legal dispute with WCC regarding whether the January 31, 2018 reservation of rights letter constituted a valid termination notice under the Services Agreement.
Under the terms of the Services Agreement, the GP provides services through its, or an affiliate's, employees and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. During the three months ended March 31, 2018, we paid the GP approximately $18.5 million for these services performed under the Services Agreement primarily related to employee costs. Further, under the Services Agreement, the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. This fixed annual management fee has not been prepaid and is expensed as incurred. Expense related to this annual management fee, included in Selling and administrative in the Consolidated Statements of Operations (unaudited), for the three months ended March 31, 2018 and 2017 was $0.5 million. Pursuant to the Services Agreement, the

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $0.9 million and $1.3 million were included in accounts payable as of March 31, 2018 and December 31, 2017, respectively.
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, ("BCC") a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
During the three months ended March 31, 2017, we sold coal to a subsidiary of WCC, which generated $3.8 million in revenues. No such coal sales occurred during the three months ended March 31, 2018. Further, as of December 31, 2017, accounts receivable related to the coal sales to the subsidiary of WCC totaled $3.8 million and were included in Receivables in the Consolidated Balance Sheet (unaudited) for that period. No accounts receivable related to these revenues was outstanding as of March 31, 2018.
13. SEGMENT INFORMATION
We operate in one business segment. We operate surface coal mines in Ohio and Wyoming, selling thermal coal to utilities, industrial customers, municipalities and other coal-related entities primarily in the Midwest and Wyoming. All of our operations have similar economic characteristics including but not limited to coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our operating and executive management makes its decisions based on consolidated reports. Our Ohio operating subsidiaries share customers and a particular customer may receive coal from any one of such Ohio operating subsidiaries. We also lease or sublease coal reserves to others through our Ohio operations in exchange for a per ton royalty rate.
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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes to the consolidated financial statements thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our 2017 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout this Quarterly Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Our ability to adhere to our financial and other covenants, including those waived until May, 15, 2018 by the Waiver, and to repay our debts, including our Term Loan which matures December 31, 2018, as they become due;

•
Adverse impacts to our business as a result of the audit opinion of our independent auditor containing an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern contained within our 2017 Form 10-K;

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

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this Quarterly Report on Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements whether because of new information, future developments, or otherwise, except as may be required by law
Overview
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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, domestic economic conditions, power plant outages and other factors discussed herein. During the three months ended March 31, 2018, our financial results were impacted by several more specific trends and activities, which are described below.

•
Coal Pricing. Our operations in Ohio are exposed to changes in the price of coal sold on the open market. The price of coal has been, and continues to be, volatile and, in the last few years, has generally been adversely influenced by reduced demand, political pressures, and the price of competing products, including natural gas, that are used in energy production. While approximately 82% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Recent pricing and demand pressure has resulted in depressed revenues and Adjusted EBITDA in our Ohio market. Whether pricing and volume softness in this region persist in future periods is dependent upon fluctuations in market demand in those regions.

•
Weather. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions. As an example, during the first quarter of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, during the first quarter of 2017, our operations in Wyoming experienced unusually high amounts of precipitation, which restricted our ability to supply coal and lowered our coal tons sold and our revenues.

•
Capital Structure Review. In light of the December 31, 2018 maturity of our Term Loan, we and our parent affiliate, WCC, proactively engaged separate financial advisors to assess the capital structures of our respective companies. Management and our Board, with the assistance of our advisors, are evaluating options to address the upcoming Term Loan maturity. This evaluation is ongoing. The objectives and intent of WCC may not be consistent with ours. Any action we choose to pursue will be evaluated by management, our Board and our advisors or an independent committee, as required under our Partnership Agreement. Costs associated with this process were $2.0 million during the first quarter of 2018. See "Liquidity and Capital Resources" and the notes to our consolidated financial statements (unaudited) for additional information.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary Financial Data	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$67.8	$74.8	$(7.0)	(9.4)%
Operating (loss) income	$(2.0)	$1.3	$(3.3)	*
Net loss	$(12.9)	$(8.8)	$(4.1)	(46.6)%
Adjusted EBITDA[1]	$10.1	$12.9	$(2.8)	(21.7)%

Tons sold	1.5	1.7	(0.2)	(11.8)%
____________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues
Total revenues decreased 9.4% on 11.8% fewer coal tons sold during the first quarter of 2018 compared with the first quarter of 2017 driven by pressured volumes in our Ohio market. These declines were offset primarily by stronger volumes and pricing at the Kemmerer mine in Wyoming, which benefited from higher quality coal deliveries and increased volumes in 2018 compared with the first quarter of 2017, when volumes were depressed due to the weather-related challenges described in "Recent Trends and Activities."
Operating (loss) income and net loss
During the first quarter of 2018, we generated an operating loss of $2.0 million. This compares to operating income of $1.3 million in the first quarter of 2017. This $3.3 million decline quarter over quarter was driven by the decrease in revenues described above as well as an increase in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review. The following factors offset these declines in operating income:

•
Cost of sales (excluding depreciation, depletion and amortization expense ("DD&A")) decreased $3.8 million during the first quarter of 2018 compared to the same period in 2017 primarily as a result of fewer tons sold, offset by increased labor and maintenance costs.

•
DD&A expense decreased $2.2 million during the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of a smaller and aging fleet of equipment at our Ohio operations as well as lower depletion resulting from fewer tons mined in the current quarter.

Net loss was $12.9 million in the first quarter of 2018 compared to $8.8 million in the first quarter of 2017. In addition to the decreases in operating income noted above, net loss during the quarter was impacted by higher interest expense of $0.9 million resulting from a higher effective interest rate and outstanding balance on our Term Loan.
Adjusted EBITDA
Adjusted EBITDA decreased to $10.1 million compared to $12.9 million in the three months ended March 31, 2018 and 2017, respectively. This decrease was driven by declines in revenues, offset by decreases in cost of sales (excluding DD&A), as discussed previously. Adjusted EBITDA excludes the impact of DD&A expense and the advisory fees discussed above.

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization, and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, gain or loss on sales of assets, unit-based compensation and other non-cash and non-recurring costs which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
Distributable Cash Flow

Distributable Cash Flow represents Adjusted EBITDA less cash changes in deferred revenue, cash reclamation and mine closure expenditures, reserve replacement and maintenance capital expenditures and cash interest expense (net of interest income). Cash interest expense represents the portion of our interest expense accrued and paid in cash during the reporting periods presented or that we will pay in cash in future periods as the obligations become due. Other maintenance capital expenditures represent expenditures for coal reserve replacement and for plant, equipment, and mine development. Cash reclamation expenditures represent the reduction to our reclamation and mine closure costs resulting from cash payments. Earnings attributable to the noncontrolling interest are not available for distribution to our unitholders and accordingly are deducted.
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
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(12,878)	$(8,815)
Interest expense, net of interest income	11,091	10,273
Depreciation, depletion and amortization	8,165	10,351
Accretion of ARO	1,802	1,335
EBITDA	8,180	13,144
Advisory fees[1]	1,972	—
Loss (gain) on sale of assets	101	(142)
Share-based compensation	52	42
Other non-cash and non-recurring costs[2]	(209)	(175)
Adjusted EBITDA	10,096	12,869
Deferred revenue	1,441	2,446
Reclamation and mine closure costs	(2,120)	(1,873)
Maintenance capital expenditures and other	(1,521)	(3,151)
Cash interest expense, net of interest income	(7,846)	(7,222)
Distributable Cash Flow	$50	$3,069
____________________
1 Amount represents fees paid to financial and legal advisors related to the assessment of the Partnership's capital structure. These advisors, together with the Partnership's management and the board of directors of the GP ("Board"), are developing and evaluating options to restructure the Partnership’s overall capital structure.
2 Includes non-cash activity from the change in fair value of investments and warrants.

Liquidity and Capital Resources
Liquidity
We had cash and cash equivalents of $37.5 million and $36.7 million as of March 31, 2018 and December 31, 2017, respectively.

Our Term Loan matures on December 31, 2018, and accordingly the principal balance of $314.4 million is classified as a current liability on our Consolidated Balance Sheet (unaudited) as of March 31, 2018. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we obtained the Waiver that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. The waiver expires on the earlier of May 15, 2018 or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on the expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.

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
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement. See Note 5. Debt And Lines Of Credit for a description of our debt facilities.
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
Debt Obligations and Covenant Compliance
See Note 5. Debt And Lines Of Credit for a description of our debt facilities and the above "Liquidity" section for matters regarding covenant compliance.
Cash Distributions
See Note 5. Debt And Lines Of Credit and Note 6. Distributions Of Available Cash for further information regarding cash distributions.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,091	$11,220
Investing activities	(1,899)	(4,875)
Financing activities	(1,777)	(2,775)
We increased our cash and cash equivalents balances by $0.6 million during the three months ended March 31, 2018, driven by cash provided by operating activities of $3.1 million, offset primarily by capital expenditures of $1.5 million and repayments of long-term debt of $1.8 million. In addition, during the three months ended March 31, 2018, we made no cash distributions to unitholders compared with $0.2 million of cash distributions to unitholders during the three months ended March 31, 2017.
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Note 1. Basis Of Presentation.

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety, performance and road bonds. Federal and state laws require us to secure certain long-term obligations, such as ARO, and contractual performance. Historically, we have secured these obligations with surety bonds. No liabilities related to these arrangements are reflected in our Consolidated Balance Sheets (unaudited), and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
There have been no material changes to our off-balance sheet arrangements since December 31, 2017. Our off-balance sheet arrangements are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2017. For additional information, refer to Part II - Item 7A - Quantitative and Qualitative Disclosures about Market Risk of our 2017 Form 10-K.
Item 4 - CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with certainty the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 9. Commitments And Contingencies for a description of any pending legal proceedings, which information is incorporated herein by reference.
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2017 Form 10-K, the risk factors that we believe materially affect our business, financial condition and/or results of operations. There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K, except that the current collective bargaining agreement at the Kemmerer mine that had a previous expiration date of May 1, 2018 has been extended to August 1, 2018 and negotiations toward a new agreement are ongoing. You should carefully consider the risk factors set forth in the 2017 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Waiver and Amendment No. 3 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of March 1, 2018	8-K	001-34815	10.1	3/07/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.” Exhibits 32 and 101 attached hereto are being furnished and shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	May 4, 2018	By:	/s/ Scott A. Henry
Scott A. Henry
Controller and Principal Accounting Officer
(Principal Financial Officer and A Duly Authorized Officer)