Form 10-Q
period 2018-06-30
Westmoreland Resource Partners, LP
filed 2018-08-06
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of August 2, 2018, 1,284,840 common units were outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “WMLP.”

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$28,233	$36,739
Receivables	21,020	27,409
Inventories	13,676	14,927
Other current assets	7,099	1,891
Total current assets	70,028	80,966
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	208,385	358,375
Less accumulated depreciation, depletion and amortization	(82,348)	(164,711)
Net property, plant and equipment	126,037	193,664
Advanced coal royalties	3,990	10,143
Restricted investments	35,811	37,239
Intangible assets, net of accumulated amortization of $6.2 million at December 31, 2017	—	24,800
Deposits and other assets	904	592
Total Assets	$236,770	$347,404
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$318,950	$314,228
Accounts payable and accrued expenses:
Trade	15,326	15,565
Deferred revenue	2,037	3,141
Production taxes	15,535	16,670
Asset retirement obligations	11,124	15,187
Other current liabilities	2,317	2,091
Total current liabilities	365,289	366,882
Long-term debt, less current installments	7,345	9,605
Asset retirement obligations, less current portion	30,808	30,609
Other liabilities	1,711	1,942
Total liabilities	405,153	409,038
Partners’ capital (deficit):
Limited partners (1,284,840 units outstanding as of June 30, 2018 and December 31, 2017)	20,024	25,959
Series A convertible units (17,050,680 units outstanding as of June 30, 2018 and December 31, 2017)	(149,068)	(69,605)
Series B convertible units (4,512,500 units outstanding as of June 30, 2018 and December 31, 2017)	(70,784)	(49,755)
General partner units (35,291 units outstanding as of June 30, 2018 and December 31, 2017)	31,529	31,687
Liquidation units (856,698 units outstanding as of June 30, 2018 and December 31, 2017)	—	—
Accumulated other comprehensive income	(84)	80
Total Westmoreland Resource Partners, LP deficit	(168,383)	(61,634)
Total Liabilities and Partners’ Deficit	$236,770	$347,404

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues	$64,295	$81,051	$132,102	$155,856
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	54,065	59,812	109,691	119,228
Depreciation, depletion and amortization	9,189	10,110	17,354	20,461
Selling and administrative	7,008	3,714	12,919	7,611
Loss (gain) on sales of assets	(1,169)	(220)	(1,068)	(362)
Loss on impairment	77,675	—	77,675	—
Total cost and expenses	146,768	73,416	216,571	146,938
Operating (loss) income	(82,473)	7,635	(84,469)	8,918
Other (expense) income:
Interest expense	(11,609)	(10,653)	(22,959)	(21,132)
Interest income	239	233	498	439
Other income	84	433	293	608
Total other expenses	(11,286)	(9,987)	(22,168)	(20,085)
Net loss	(93,759)	(2,352)	(106,637)	(11,167)
Less net loss allocated to general partner	(140)	(4)	(158)	(17)
Net loss allocated to limited partners	$(93,619)	$(2,348)	$(106,479)	$(11,150)

Net loss	$(93,759)	$(2,352)	$(106,637)	$(11,167)
Unrealized and realized (loss) gain on available-for-sale debt securities	(97)	105	(164)	251
Comprehensive loss attributable to the Partnership	$(93,856)	$(2,247)	$(106,801)	$(10,916)

Net loss per limited partner common unit, basic and diluted:	$(4.10)	$(0.08)	$(4.66)	$(0.45)

Weighted average number of limited partner common units outstanding, basic and diluted:	1,285	1,285	1,285	1,264

Cash distribution paid per limited partner common unit	$—	$0.1333	$—	$0.2666
Cash distribution paid per general partner unit	—	0.1333	—	0.2666

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit) (Unaudited)

	Limited Partners													Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Income (Loss)
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)
	(In thousands, except units data)
Balance at December 31, 2017	1,284,840	$25,959	17,050,680	$(69,605)	4,512,500	$(49,755)	856,698	$—	23,704,718	$(93,401)	35,291	$31,687	$80	$(61,634)
Net loss	—	(5,987)	—	(79,463)	—	(21,029)	—	—	—	(106,479)	—	(158)	—	(106,637)
Equity-based compensation	—	52	—	—	—	—	—	—	—	52	—	—	—	52
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(164)	(164)
Balance at June 30, 2018	1,284,840	$20,024	17,050,680	$(149,068)	4,512,500	$(70,784)	856,698	$—	23,704,718	$(199,828)	35,291	$31,529	$(84)	$(168,383)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(106,637)	$(11,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	17,354	20,461
Accretion of asset retirement obligations	3,551	2,672
Equity-based compensation	52	81
Loss on impairment	77,675	—
Non-cash interest expense	4,782	4,639
Amortization of deferred financing costs	1,362	1,421
Other	(1,068)	(1,263)
Changes in operating assets and liabilities:
Receivables, net	6,389	3,202
Inventories	1,251	867
Accounts payable and accrued expenses	1,374	2,679
Interest payable	226	21
Deferred revenue	(1,104)	(1,375)
Other assets and liabilities	(3,221)	2,721
Asset retirement obligations	(5,260)	(5,219)
Net cash provided by operating activities	(3,274)	19,740
Cash flows from investing activities:
Additions to property, plant, equipment and other	(3,151)	(7,054)
Advance royalties payments	(98)	(318)
Proceeds from sales of restricted investments	5,939	6,981
Purchases of restricted investments	(4,395)	(8,854)
Net proceeds from sales of assets	600	608
Net cash provided by (used in) investing activities	(1,105)	(8,637)
Cash flows from financing activities:
Repayments of long-term debt	(3,845)	(2,620)
Cash distributions to unitholders	—	(388)
Acquisition under common control of Johnson Run	—	(1,526)
Net cash used in financing activities	(3,845)	(4,534)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(8,224)	6,569
Cash and cash equivalents, including restricted cash, beginning of period	44,493	23,675
Cash and cash equivalents, including restricted cash, end of period	$36,269	$30,244
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,495	$15,174
Non-cash transactions:
Accrued purchases of property and equipment	$738	$332
Economic value of Series A convertible unit distributions	—	2,124

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$28,233	$23,096
Restricted cash in Restricted investments	8,036	7,148
	$36,269	$30,244

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying consolidated financial statements (unaudited) include the accounts and operations of Westmoreland Resource Partners, LP (the “Partnership”) and its consolidated subsidiaries and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. All intercompany transactions and accounts have been eliminated in consolidation. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-period amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the “GP”). The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
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
Going Concern, Liquidity and Management’s Plan
Our Term Loan (as defined in Note 6. Debt And Lines Of Credit) matures on December 31, 2018, and accordingly the principal balance of $315.9 million is classified as a current liability on our Consolidated Balance Sheet as of June 30, 2018. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement (as defined in Note 6. Debt And Lines Of Credit) provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we entered into a waiver and amendment number three to the 2014 Financing Agreement that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. Prior to the expiration of the aforementioned waiver on May 15, 2018, we entered into a series of amendments that ultimately continued to waive any such event of default through September 8, 2018 (“Waiver”) or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
If our lenders accelerate the maturity date of the Term Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We have engaged financial advisors to assess our capital structure. Management and our Board, with the assistance of our advisors, are evaluating options to address the Term Loan maturity date, which may include seeking an amendment, restructuring of our existing debt or sales of underlying assets. We cannot provide any assurances that we will be successful addressing the maturity date, and if we fail to do so, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
The accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

cumulative effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations and licensing, practical expedients, and made technical corrections on various topics.
The Partnership adopted the new revenue standard effective January 1, 2018 using the full retrospective method. The adoption of this standard did not have a material impact to the Partnership's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the Consolidated Statements of Cash Flows. As a result, amounts generally described as restricted cash and restricted cash equivalents that are included in other financial statement captions of the Consolidated Balance Sheets should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flows. The ASU should be adopted using a retrospective transition method to each period presented. The Partnership adopted the new cash flows standard effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Partnership’s Consolidated Statements of Cash Flows (unaudited). As a result, net cash used in investing activities for the six months ended June 30, 2017 was adjusted to exclude the change in restricted cash as follows:

Six Months Ended June 30, 2017
(In thousands)
Cash used in investing activities, as previously reported	$(7,204)
Less: Purchases of restricted investments	(1,433)
Cash used in investing activities, as adjusted	$(8,637)

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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842):Targeted Improvements, which includes two main provisions. The first is an additional optional transition method to adopt the new leasing standard at the adoption date through recognition of a cumulative-effect adjustment to the opening balance of retaining earnings in the period of adoption. The second provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component, if certain criteria are met.
The Partnership has established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing its conclusions on how the guidance will be applied to all identified leases. The team is also evaluating the expanded disclosures required by the new standard and reviewing our system capabilities, processes and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures. We will adopt the new guidance in the first quarter of 2019.

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
Disaggregated Revenues
The following table presents our revenues for the three and six months ended June 30, 2018 and 2017 disaggregated by type of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Revenue	2018	2017	2018	2017
Coal sales	$60,032	$79,817	$126,741	$152,924
Other revenues	4,263	1,234	5,361	2,932
Total	$64,295	$81,051	$132,102	$155,856

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. There were no contract assets included in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively. We recognize contract liabilities in those instances where billing occurs prior to revenue recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.

The following table presents the activity in our contract liabilities for the six months ended June 30, 2018 (in thousands):

Contract Liabilities(1):
Balance as of December 31, 2017	$3,141
Additions	1,441
Transfers to Revenues	(2,545)
Balance as of June 30, 2018	$2,037
_________________________
(1) Comprised entirely of current balances of $2.0 million and $3.1 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively.

Remaining Performance Obligations
The following table presents our estimated revenues allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenues as of June 30, 2018 that we will invoice or transfer from contract liabilities and be recognized in future periods (in thousands):

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Estimated Revenues
Six months ended December 31, 2018	$83,853
2019	73,340
2020	69,680
2021	51,727
2022	—
Thereafter	—
Total	$278,600

Our contractually committed revenue, for purposes of the table above, is limited to the transaction price for long-term coal sales contracts which have minimum tonnage commitments. Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, (i) variable consideration within contracts in which such variable consideration is allocated entirely to wholly unsatisfied performance obligations; and (ii) remaining performance obligations for contracts with an original expected duration of one year or less. Additional revenues are expected to be recognized based on our short-term coal sales contracts, long-term coal sales contracts with no minimum tonnage commitments and long-term coal sales contracts with customer options in addition to minimum tonnage commitments.

3. INVENTORIES
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$3,539	$4,642
Materials and supplies	10,420	10,569
Reserve for obsolete inventory	(283)	(284)
Total	$13,676	$14,927
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
The carrying value and estimated fair value of restricted investments were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$8,036	$7,754
Available-for-sale debt securities	27,775	29,485
	$35,811	$37,239

Available-for-Sale Debt Securities

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale debt securities were as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	June 30, 2018	December 31, 2017
	(In thousands)
Cost basis	$27,859	$29,405
Gross unrealized holding gains	330	409
Gross unrealized holding losses	(414)	(329)
Fair value	$27,775	$29,485

5. LOSS ON IMPAIRMENT
For the three and six months ended June 30, 2018, the Partnership recorded an asset impairment charge to various assets in the amounts of $77.7 million in Loss on impairment in the Consolidated Statements of Operations (unaudited). The Partnership determined that indicators of impairment existed with respect to the following:

•
AEP Generation Resources Inc. (“AEP”) declined the Partnership’s bid to supply coal to AEP’s Conesville Power Plant Units 5 and 6 for periods subsequent to the expiration of the parties' current contract which expires on December 31, 2018. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Partnership's revenues generated from the Ohio mines for the year ended December 31, 2017.

The Partnership performed a recoverability analysis as of June 30, 2018 and determined that the net undiscounted cash flows were less than the carrying values for the Ohio mines' long-lived assets groups. As a result, the Partnership estimated the fair value of the long-lived asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on projected revenues based on expected economic conditions, costs to produce, capital spending, working capital changes and the weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Partnership estimated the fair value of certain property, plant and equipment and intangible assets using the market approach. To the extent that the carrying values of the long-lived asset groups exceeded the respective fair values, the Partnership recorded an asset impairment charge, as can be seen by asset type in the table below for the three and six months ended June 30, 2018.

Asset Impairment Charges
(In thousands)
Land, mineral rights, property, plant and equipment, net	$50,717
Advanced coal royalties	3,145
Intangible assets, net of accumulated amortization of $7.2 million at June 30, 2018	23,767
Other assets	46
$77,675
_____________________
(1) Consists of the current portion of Advanced coal royalties.

6. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Term Loan	$315,945	$312,734
Capital lease obligations	11,477	13,478
Other	265	375
Total debt outstanding	327,687	326,587
Less debt issuance costs	(1,392)	(2,754)
Less current installments, net of debt issuance costs	(318,950)	(314,228)
Total debt outstanding, less current installments	$7,345	$9,605

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table presents remaining aggregate contractual debt maturities of all long-term debt:

June 30, 2018
(In thousands)
2018	$318,084
2019	4,174
2020	1,766
2021	1,664
2022	1,999
Thereafter	—
Total debt	$327,687

Term Loan
Pursuant to the financing agreement (as amended, the “2014 Financing Agreement”), dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, we entered into a term loan (“Term Loan”) which matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (2.33% as of June 30, 2018), subject to a floor of 0.75%, plus 8.50% or the reference rate, as defined in the 2014 Financing Agreement. As of June 30, 2018, the Term Loan had a cash interest rate of 10.83%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. As of June 30, 2018 and December 31, 2017, the Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $2.4 million and $4.8 million for the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2017, respectively. The outstanding Term Loan amount as of June 30, 2018 represents the principal balance of $285.8 million, plus PIK Interest of $30.2 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties and asset sales. During the three and six months ended June 30, 2018, respectively, we paid down $0.3 million and $0.8 million of the Term Loan with such proceeds.
The 2014 Financing Agreement limits cumulative cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying our availability under the Revolver. As of June 30, 2018, our consolidated total net leverage ratio is in excess of 3.75, our fixed charge coverage ratio is less than 1.00 and we have utilized the full $15.0 million limit on Restricted Distributions.
Covenant Compliance
The Partnership does not currently have liquidity or access to additional capital sufficient to pay off the Term Loan by its December 31, 2018 maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued. Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we entered into a waiver and amendment number three to the 2014 Financing Agreement that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. Prior to the expiration of the aforementioned waiver on May 15, 2018, we entered into a series of amendments that ultimately continued to waive any such event of default through September 8, 2018 (“Waiver”) or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

For more detail please refer to Note 1. Basis Of Presentation "Going Concern, Liquidity and Management’s Plan."
Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a Loan and Security Agreement (the “Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The Revolver expired on its December 31, 2017 maturity date and management elected not to replace or extend it.
Capital Lease Obligations
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. The Partnership did not enter into any new capital leases during the six months ended June 30, 2018.
7. DISTRIBUTIONS OF AVAILABLE CASH
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of June 30, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of June 30, 2018, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios noted in Note 6. Debt And Lines Of Credit.

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

We made cash distributions as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Limited partner common units	$—	$171	$—	$334
General partner units	—	5	—	10
Warrants	—	22	—	44

8. FAIR VALUE MEASUREMENTS
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
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. Prior to the expiration of all outstanding warrants in June 2018, the warrants had been measured at fair value at each balance sheet date.

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2018, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
June 30, 2018	$11,741	$11,741	$314,554	$70,862
December 31, 2017	13,853	13,853	309,980	144,536

9. UNIT-BASED COMPENSATION

Historically, we have granted employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). However, we do not anticipate granting any units during the year ended December 31, 2018. We recognized compensation expense from unit-based arrangements as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$—	$39	$52	$81
The unvested restricted common unit awards had an initial vesting date of March 2, 2018. However, on March 1, 2018 the grant was modified and the vesting date for all awards was extended to December 15, 2018. As all related compensation expense was recognized as of the modification date and the modification did not result in an increase in fair value of the awards, no additional expense was recognized. A summary of restricted common unit award activity for the six months ended June 30, 2018 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Unvested balance at December 31, 2017	82,240	$3.04
Granted	—	—
Vested and issued	—	—
Unvested balance at June 30, 2018	82,240	$3.04	$—

10. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of June 30, 2018, the remaining terms of our long-term contracts range from one to eight years.

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
11. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of June 30, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our Consolidated Balance Sheets (unaudited).
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
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Convertible Units (the “Series B Units”) to WCC in exchange for WCC’s 4,512,500 common units (the "Exchange"). Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 6. Debt And Lines Of Credit). This date occurred on November 15, 2017 and the holder of the Series B Units has not yet converted these Series B Units into common units. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into a second amendment to the Partnership Agreement, which established the terms of the Series B Units.
Liquidation Units

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The liquidation units have no distribution or voting rights, other than in connection with liquidation. For tax purposes, liquidation units are allocated additional taxable income but no additional taxable loss compared to other unit classes.
Warrants
In June 2013, in connection with a prior credit facility, certain lenders and lender affiliates received warrants entitling them to purchase 166,557 common units at $0.12 per unit. The warrants participated in distributions whether or not exercised. All outstanding warrants expired in June 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to the Partnership	$(93,759)	$(2,352)	$(106,637)	$(11,167)
Less:
Paid and declared distributions on Series A convertible units	—	2,200	—	4,362
Series A convertible units share of undistributed loss	(69,864)	(3,504)	(79,463)	(11,726)
Series B convertible units share of undistributed loss	(18,490)	(964)	(21,029)	(3,265)
Paid and declared distributions on general partner units	—	5	—	10
General partner units share of undistributed loss	(140)	(8)	(158)	(26)
Paid and declared distributions on warrants	—	22	—	44
Undistributed net loss attributable to limited partners	$(5,265)	$(103)	$(5,987)	$(566)

Weighted average number of limited partner common units outstanding used in computation of limited partners' net loss per common unit (basic and diluted)	1,285	1,285	1,285	1,264
Net loss per limited partner common unit, basic and diluted	$(4.10)	$(0.08)	$(4.66)	$(0.45)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table reflects the changes in accumulated other comprehensive income by component:

Accumulated Other Comprehensive Income
(In thousands)
Balance at December 31, 2017	$80
Other comprehensive loss before reclassification	(271)
Amounts reclassified from accumulated other comprehensive income	107
Balance at June 30, 2018	$(84)

The following table reflects the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Amount Reclassified From Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected Line Item in the Statement Where Net Loss is Presented
	(In thousands)
Realized gains on available-for-sale debt securities	$16	$107	Other income

13. RELATED PARTY TRANSACTIONS
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
Effective January 1, 2015, the Partnership and the GP, which is a wholly owned subsidiary of WCC, entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice. The current term of the Services Agreement expires on June 1, 2018, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ written notice. On January 31, 2018, we received a letter from WCC providing 120 days’ written notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, if an agreement with respect to the continued provision of such services had not been reached with WCC by June 1, 2018, we could have initiated a legal dispute with WCC regarding whether the January 31, 2018 reservation of rights letter constituted a valid termination notice under the Services Agreement. As of the date of this filing, no legal dispute has arisen and the parties remain in constructive discussions with respect to WCC’s continued provision of administrative and operational services to us.
Under the terms of the Services Agreement, the GP provides services through its, or an affiliate's, employees and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. During the three and six months ended June 30, 2018, respectively, we paid the GP approximately $16.2 million and $34.7 million, respectively, for these services performed under the Services Agreement primarily related to employee costs. Further, under the Services Agreement, the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. This fixed annual management fee has not been prepaid and is currently being expensed as incurred. Expense related to this annual management fee, included in Selling and administrative in the Consolidated Statements of Operations (unaudited), was $0.5 million and $1.1 million for the three and six months ended June 30, 2018 and 2017, respectively. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $2.1 million and $1.3 million were included in accounts payable as of June 30, 2018 and December 31, 2017, respectively.
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, ("BCC") a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
During the three and six months ended June 30, 2017, respectively, we sold coal to a subsidiary of WCC, which generated $8.3 million and $12.1 million in revenues. No such coal sales occurred during the three months and six months ended June 30, 2018. Further, as of December 31, 2017, accounts receivable related to the coal sales to the subsidiary of WCC totaled

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

$3.8 million and were included in Receivables in the Consolidated Balance Sheet (unaudited) for that period. No accounts receivable related to these revenues was outstanding as of June 30, 2018.
14. SEGMENT INFORMATION
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout this Quarterly Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Our ability to adhere to our financial and other covenants, including those waived through September 8, 2018 by the most recent waiver we have obtained from our lenders, and to repay our debts, including our Term Loan which matures December 31, 2018, as they become due;

•	Risks associated with our general partner, including our dependence on our general partner and its affiliates, including Westmoreland Coal Company, to manage and provide resources for our operations;

•	Our ability to secure customer contracts to replace revenue from expiring contracts;

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

•
Our ability to pay our quarterly distributions, which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control;

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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, domestic economic conditions, power plant outages and other factors discussed herein. During the six months ended June 30, 2018, our financial results were impacted by several more specific trends and activities, which are described below.

•
Ohio Market. Our operations in Ohio are exposed to changes in the price of coal sold on the open market. The price of coal has been, and continues to be, volatile and, in the last few years, has generally been adversely influenced by reduced demand, political pressures, and the price of competing products, including natural gas, that are used in energy production. While approximately 69% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Demand pressure has resulted in depressed revenues, net income and Adjusted EBITDA in our Ohio market. Whether volume softness in this region persist in future periods is dependent upon fluctuations in market demand in those regions.

•
Weather. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions. During the first quarter of 2017, our operations in Wyoming experienced unusually high amounts of precipitation, which restricted our ability to supply coal and lowered our coal tons sold and our revenues. These unfavorable weather patterns did not recur in the 2018 period.

•
Impairment Charges. During the second quarter of 2018, we recognized impairment charges of $77.7 million related to the write-down of certain assets, as described in Note 5. Loss On Impairment. As a result of these charges, the remaining depreciable value of our assets is lower, which will result in lower depreciation, depletion and amortization expense in future periods.

•
Contract Expiration. On June 14, 2018, we were notified by our primary customer at the Oxford mine that such customer would not renew its coal supply contract related to the Conesville Power Plant Units 5 and 6 after the current contract ends on December 31, 2018. While we endeavor to secure additional coal supply contracts to replace volumes lost at the end of this contract, there can be no guarantee we will be successful. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Partnership's revenues generated from the Ohio mines for the year ended December 31, 2017.

•
Capital Structure Review. In light of the December 31, 2018 maturity of our Term Loan, we and our parent affiliate, WCC, proactively engaged separate financial advisors to assess the capital structures of our respective companies. Management and our Board, with the assistance of our advisors, are evaluating options to address the upcoming Term Loan maturity. Costs associated with this process were $2.7 million and $4.7 million during the three and six months ended June 30, 2018, respectively. This evaluation is ongoing and could result in, among other things, an amendment or restructuring of our existing debt, the sale of some or all of our assets, or, if we are unsuccessful in addressing the maturity of our debt, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.

Pursuant to the Waiver and Amendment No. 5 to the WMLP’s loan agreement (“Amendment No. 5”) entered dated as of June 15, 2018, we were required, amongst other things, to develop a business plan to utilize in a possible sale of the WMLP assets, including both Kemmerer and Ohio operations, and a sale protocol with respect to such possible sale.  This business plan was provided to WMLP lenders’ professional advisers on July 31, 2018, and, consistent with the agreed upon sales protocol, the process to market WMLP’s assets contemplated by Amendment No. 5 is expected to be initiated in August 2018.  There can be no guarantee that we will be successful in these efforts nor that such asset sales will generate sufficient cash to repay existing debt at the WMLP before it matures.  On July 31, 2018, WMLP entered into a new waiver and amendment to WMLP’s loan agreement, which waiver and amendment extends the waiver through and including September 8, 2018.
The objectives and intent of WCC may not be consistent with ours. Any action we choose to pursue will be evaluated by management, our Board and our advisors or an independent committee, as required under our Partnership Agreement. See "Liquidity and Capital Resources" and the notes to our consolidated financial statements (unaudited) for additional information.
Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary Financial Data	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$64.3	$81.1	$(16.8)	(20.7)%
Operating (loss) income	$(82.5)	$7.6	$(90.1)	*
Net loss	$(93.8)	$(2.4)	$(91.4)	(3,808.3)%
Adjusted EBITDA[1]	$7.6	$18.9	$(11.3)	(59.8)%

Tons sold	1.4	1.9	(0.5)	(26.3)%
____________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues
Revenues decreased 20.7% on 26.3% fewer coal tons sold during the second quarter of 2018 compared with the second quarter of 2017 driven primarily by pressured volumes in our Ohio market. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease.

Operating (loss) income and net loss
During the second quarter of 2018, we generated an operating loss of $82.5 million. This compares to operating income of $7.6 million in the second quarter of 2017. This $90.1 million decline quarter over quarter was driven primarily by the aforementioned impairment charge of $77.7 million (see also Note 5. Loss On Impairment). The year-over-year decline was also impacted by the decrease in revenues described above and an increase in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review.
Net loss was $93.8 million in the second quarter of 2018 compared to $2.4 million in the second quarter of 2017. In addition to the decreases in operating (loss) income noted above, net loss during the quarter was impacted by higher interest expense of $1.0 million resulting from a higher effective interest rate and outstanding balance on our Term Loan.
Adjusted EBITDA
Adjusted EBITDA decreased to $7.6 million compared to $18.9 million in the three months ended June 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volumes. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary Financial Data	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$132.1	$155.9	$(23.8)	(15.3)%
Operating (loss) income	$(84.5)	$8.9	$(93.4)	*
Net loss	$(106.6)	$(11.2)	$(95.4)	(851.8)%
Adjusted EBITDA[1]	$17.7	$31.8	$(14.1)	(44.3)%

Tons sold	3.0	3.6	(0.6)	(16.7)%
____________________
1Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues
Revenues decreased 15.3% on 16.7% fewer coal tons sold during the six months ended June 30, 2018 compared with the six months ended June 30, 2017 driven by pressured volumes in our Ohio market. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease.
Operating (loss) income and net loss
During the six months ended June 30, 2018, we generated an operating loss of $84.5 million. This compares to operating income of $8.9 million in the six months ended June 30, 2017. This $93.4 million decline period over period was driven primarily by an impairment charge of $77.7 million related to our Ohio Operations (see Note 5. Loss On Impairment). The year-over-year decline was also impacted by a decrease in revenues described above and an increase in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review.
Net loss was $106.6 million during the six months ended June 30, 2018 compared to $11.2 million during the six months ended June 30, 2017. In addition to the decreases in operating (loss) income noted above, net loss during the period was impacted by higher interest expense of $1.8 million resulting from a higher effective interest rate and outstanding balance on our Term Loan.
Adjusted EBITDA
Adjusted EBITDA decreased to $17.7 million compared to $31.8 million for the six months ended June 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volume. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization, and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as impairment charges, advisory fees, loss on impairment, gains or losses on sales of assets, unit-based compensation and other non-cash and non-recurring costs which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is a key metric used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

•
is used widely by investors to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	is used by rating agencies, lenders and other parties to evaluate our creditworthiness; and

•	helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results.
Adjusted EBITDA is not a measure calculated in accordance with GAAP. The items excluded from Adjusted EBITDA are significant in assessing our operating results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures or future requirements for capital and major maintenance expenditures or contractual commitments;

•	does not reflect income tax expenses or the cash requirements necessary to pay income taxes;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate Adjusted EBITDA differently from the way that we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental data. The table below shows how we calculated Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
Distributable cash flow should not be considered as an alternative to net loss attributable to our unitholders, income or loss from operations, cash flows from operating activities or any other measure of performance presented in accordance with GAAP. Although distributable cash flow is not a measure of performance calculated in accordance with GAAP, we believe distributable cash flow is useful to investors because this measurement is used by many analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance, facilitating comparison with the performance of other publicly traded limited partnerships.

Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of June 30, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of June 30, 2018, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios noted in Note 6. Debt And Lines Of Credit.

The table below shows how we calculated distributable cash flow and reconcile distributable cash flow to net loss, the most directly comparable GAAP financial measure.
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(93,759)	$(2,352)	$(106,637)	$(11,167)
Interest expense, net of interest income	11,370	10,420	22,461	20,693
Depreciation, depletion and amortization	9,189	10,110	17,354	20,461
Accretion of ARO	1,748	1,337	3,551	2,672
EBITDA	(71,452)	19,515	(63,271)	32,659
Advisory fees[1]	2,679	—	4,651	—
Loss on impairment	77,675	—	77,675	—
Loss (gain) on sale of assets	(1,169)	(220)	(1,068)	(362)
Unit-based compensation	—	39	52	81
Other non-cash and non-recurring costs[2]	(84)	(433)	(293)	(608)
Adjusted EBITDA	7,649	18,901	17,746	31,770
Deferred revenue	(2,545)	(3,821)	(1,104)	(1,375)
Reclamation and mine closure costs	(3,140)	(3,334)	(5,260)	(5,207)
Maintenance capital expenditures and other	(1,630)	(3,903)	(3,151)	(7,054)
Cash interest expense, net of interest income	(8,151)	(7,513)	(15,997)	(14,735)
Distributable Cash Flow	$(7,817)	$330	$(7,766)	$3,399
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

Liquidity and Capital Resources
Liquidity
We had cash and cash equivalents of $28.2 million and $36.7 million as of June 30, 2018 and December 31, 2017, respectively.

Our Term Loan matures on December 31, 2018 and, accordingly, the principal balance of $315.9 million is classified as a current liability on our Consolidated Balance Sheet (unaudited) as of June 30, 2018. The Partnership does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued.
Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the

Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we entered into a waiver and amendment number three to the 2014 Financing Agreement that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. Prior to the expiration of the aforementioned waiver on May 15, 2018, we entered into a series of amendments that ultimately continued to waive any such event of default through September 8, 2018 (“Waiver”) or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
If our lenders accelerate the maturity date of the Term Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We have engaged financial advisors to assess our capital structure. Management and our Board, with the assistance of our advisors, are evaluating options to address the Term Loan maturity date, which may include seeking an amendment, restructuring our existing debt or selling some or all of our assets. In May 2018, our Board, in conjunction with management and outside advisors, initiated a formal process to explore the sale of some or all of our mine assets. There can be no guarantee that we will be successful in selling these assets or that such asset sales will generate sufficient cash to repay our existing debt balances before their maturities. Likewise, we cannot provide any assurances that we will be successful addressing the maturity date, and if we fail to do so, it may be necessary for us to seek a private restructuring or protection from creditors under Chapter 11 of the United States Bankruptcy Code.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement. See Note 6. Debt And Lines Of Credit for a description of our debt facilities.
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
Debt Obligations and Covenant Compliance
See Note 6. Debt And Lines Of Credit for a description of our debt facilities and the above "Liquidity" section for matters regarding covenant compliance.
Cash Distributions
See Note 6. Debt And Lines Of Credit and Note 7. Distributions Of Available Cash for further information regarding cash distributions.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(3,274)	$19,740
Investing activities	(1,105)	(8,637)
Financing activities	(3,845)	(4,534)
Cash and cash equivalents included restricted cash decreased by $8.2 million during the six months ended June 30, 2018, driven primarily by capital expenditures of $3.2 million and repayments of long-term debt of $3.8 million.

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
Item 4 - CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with certainty the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 10. Commitments And Contingencies for a description of any pending legal proceedings, which information is incorporated herein by reference.
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2017 Form 10-K, the risk factors that we believe materially affect our business, financial condition and/or results of operations. There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K, except that the current collective bargaining agreement at the Kemmerer mine that had a previous expiration date of May 1, 2018 was extended to August 1, 2018 and subsequently extended a second time through July 31, 2019. You should carefully consider the risk factors set forth in the 2017 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1
Waiver and Amendment No. 4 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of March 1, 2018
X
10.2
Waiver and Amendment No. 5 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of June 15, 2018
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

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	August 3, 2018	By:	/s/ Scott A. Henry
Scott A. Henry
Controller and Principal Accounting Officer
(Principal Financial Officer and A Duly Authorized Officer)