Form 10-Q
period 2018-09-30
Westmoreland Resource Partners, LP
filed 2018-11-01
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of October 30, 2018, 1,284,840 common units were outstanding. The common units trade on the OTC Pink Marketplace under the ticker symbol “WMLPQ.”

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,805	$36,739
Receivables	21,440	27,409
Inventories	12,831	14,927
Other current assets	7,396	1,891
Total current assets	67,472	80,966
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	210,627	358,375
Less accumulated depreciation, depletion and amortization	(88,850)	(164,711)
Net property, plant and equipment	121,777	193,664
Advanced coal royalties	3,586	10,143
Restricted investments	35,952	37,239
Intangible assets, net of accumulated amortization of $6.2 million at December 31, 2017	—	24,800
Deposits and other assets	821	592
Total Assets	$229,608	$347,404
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$327,622	$314,228
Accounts payable and accrued expenses:
Trade	17,820	15,565
Deferred revenue	1,328	3,141
Production taxes	17,867	16,670
Asset retirement obligations	9,507	15,187
Other current liabilities	2,535	2,091
Total current liabilities	376,679	366,882
Long-term debt, less current installments	6,392	9,605
Asset retirement obligations, less current portion	30,845	30,609
Other liabilities	1,498	1,942
Total liabilities	415,414	409,038
Partners’ capital (deficit):
Limited partners (1,284,840 units outstanding as of September 30, 2018 and December 31, 2017)	19,053	25,959
Series A convertible units (17,050,680 units outstanding as of September 30, 2018 and December 31, 2017)	(161,965)	(69,605)
Series B convertible units (4,512,500 units outstanding as of September 30, 2018 and December 31, 2017)	(74,197)	(49,755)
General partner units (35,291 units outstanding as of September 30, 2018 and December 31, 2017)	31,502	31,687
Liquidation units (856,698 units outstanding as of September 30, 2018 and December 31, 2017)	—	—
Accumulated other comprehensive (loss) income	(199)	80
Total Westmoreland Resource Partners, LP deficit	(185,806)	(61,634)
Total Liabilities and Partners’ Deficit	$229,608	$347,404

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues	$62,785	$85,606	$194,887	$241,462
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	57,419	61,952	167,110	181,225
Depreciation, depletion and amortization	6,470	9,692	23,824	30,153
Selling and administrative	5,553	4,484	18,472	12,095
(Gain) loss on sales of assets	(958)	27	(2,026)	(335)
Loss on impairment	—	—	77,675	—
Total cost and expenses	68,484	76,155	285,055	223,138
Operating (loss) income	(5,699)	9,451	(90,168)	18,324
Other (expense) income:
Interest expense	(12,140)	(10,989)	(35,099)	(32,121)
Interest income	245	221	743	660
Other income (loss)	286	(43)	579	609
Total other expenses	(11,609)	(10,811)	(33,777)	(30,852)
Net loss	(17,308)	(1,360)	(123,945)	(12,528)
Less net loss allocated to general partner	(27)	(3)	(185)	(22)
Net loss allocated to limited partners	$(17,281)	$(1,357)	$(123,760)	$(12,506)

Net loss	$(17,308)	$(1,360)	$(123,945)	$(12,528)
Unrealized and realized (loss) gain on available-for-sale debt securities	(115)	102	(279)	353
Comprehensive loss attributable to the Partnership	$(17,423)	$(1,258)	$(124,224)	$(12,175)

Net loss per limited partner common unit, basic and diluted:	$(0.76)	$(0.04)	$(5.42)	$(0.49)

Weighted average number of limited partner common units outstanding, basic and diluted:	1,285	1,285	1,285	1,271

Cash distribution paid per limited partner common unit	$—	$0.1333	$—	$0.3999
Cash distribution paid per general partner unit	—	0.1333	—	0.3999

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital (Deficit) (Unaudited)

	Limited Partners													Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Accumulated Other Comprehensive Income (Loss)
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)
	(In thousands, except units data)
Balance at December 31, 2017	1,284,840	$25,959	17,050,680	$(69,605)	4,512,500	$(49,755)	856,698	$—	23,704,718	$(93,401)	35,291	$31,687	$80	$(61,634)
Net loss	—	(6,958)	—	(92,360)	—	(24,442)	—	—	—	(123,760)	—	(185)	—	(123,945)
Equity-based compensation	—	52	—	—	—	—	—	—	—	52	—	—	—	52
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Balance at September 30, 2018	1,284,840	$19,053	17,050,680	$(161,965)	4,512,500	$(74,197)	856,698	$—	23,704,718	$(217,109)	35,291	$31,502	$(199)	$(185,806)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(123,945)	$(12,528)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	23,824	30,153
Accretion of asset retirement obligations	5,367	4,008
Equity-based compensation	52	164
Loss on impairment	77,675	—
Non-cash interest expense	13,028	6,981
Amortization of deferred financing costs	2,058	2,145
Other	(1,608)	(231)
Changes in operating assets and liabilities:
Receivables, net	4,315	(3,707)
Inventories	1,859	3,458
Accounts payable and accrued expenses	3,574	(233)
Interest payable	444	(250)
Deferred revenue	(1,813)	(1,769)
Other assets and liabilities	1,318	3,570
Asset retirement obligations	(7,693)	(8,906)
Net cash (used in) provided by operating activities	(1,545)	22,855
Cash flows from investing activities:
Additions to property, plant, equipment and other	(5,642)	(8,725)
Advance royalties payments	(134)	(493)
Proceeds from sales of restricted investments	7,630	6,129
Purchases of restricted investments	(8,049)	(7,934)
Net proceeds from sales of assets	1,664	592
Net cash used in investing activities	(4,531)	(10,431)
Cash flows from financing activities:
Repayments of long-term debt	(5,867)	(3,645)
Cash distributions to unitholders	—	(586)
Acquisition under common control of Johnson Run	—	(1,526)
Net cash used in financing activities	(5,867)	(5,757)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(11,943)	6,667
Cash and cash equivalents, including restricted cash, beginning of period	44,493	23,675
Cash and cash equivalents, including restricted cash, end of period	$32,550	$30,342
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,268	$23,244
Non-cash transactions:
Accrued purchases of property and equipment	$1,106	$411

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$25,805	$22,348
Restricted cash in Restricted investments	6,745	7,994
	$32,550	$30,342

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying consolidated financial statements (unaudited) include the accounts and operations of Westmoreland Resource Partners, LP (the “Partnership”) and its consolidated subsidiaries and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. All intercompany transactions and accounts have been eliminated in consolidation. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior-period amounts have been reclassified to conform with the financial statement line items used by Westmoreland Coal Company (“WCC”), the parent of our general partner Westmoreland Resources GP, LLC (the “GP”). The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On October 9, 2018 (the “Petition Date”), WCC, certain of its subsidiaries, including the Partnership, the Partnership's general partner and the Partnership’s wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case number 18-35672). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer all of the Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) under the caption "In re Westmoreland Coal Company, et al." The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For the duration of the Chapter 11 Cases, the Partnership’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Partnership’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
The Debtors have filed a series of first day motions with the Court that seek authorization to continue to conduct their business without interruption, and the Bankruptcy Court has entered orders approving these motions on an interim basis. The Bankruptcy Court hearing to consider approval of these motions on a final basis is currently scheduled for November 13, 2018. These motions are designed primarily to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. The Partnership expects ordinary-course operations to continue substantially uninterrupted during and after the consummation of the Chapter 11 Cases. Employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
The filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Debtors’ respective obligations under the 2014 Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC and the other borrowers thereto, the Partnership and certain of its subsidiaries as guarantors thereto, and the lenders, collateral agent and administrative agent thereto, as amended (the “2014 Financing Agreement”). The Financing Agreement provides that as a result of the Chapter 11 Cases the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the 2014 Financing Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the 2014 Financing Agreement are subject to the applicable provisions of the Bankruptcy Code.
Additionally, on the Petition Date, the New York Stock Exchange (the “NYSE”) suspended trading in the common units of the Partnership at the market opening and notified the Partnership that its common units are no longer suitable for listing pursuant to Section 802.01D of the NYSE continued listing standards. As a result of the delisting notice, the Partnership’s common units are currently trading on the OTC Pink Marketplace under the symbol “WMLPQ.”

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

For periods subsequent to filing the Bankruptcy Petitions, the Partnership will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.
Ability to Continue as a Going Concern & Covenant Violations
As of November 1, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Partnership’s obligations under its Term Loan and 2014 Financing Agreement. Additionally, other events of default, including cross-defaults, are present, including the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.
The significant risks and uncertainties related to the Partnership’s liquidity and Chapter 11 Cases described above raise substantial doubt about the Partnership’s ability to continue as a going concern. As such, the accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt to current debt and the related debt issuance costs to current liabilities and current assets, respectively. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations and licensing, practical expedients, and made technical corrections on various topics.
The Partnership adopted the new revenue standard effective January 1, 2018 using the full retrospective method. The adoption of this standard did not have a material impact to the Partnership's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the Consolidated Statements of Cash Flows. As a result, amounts generally described as restricted cash and restricted cash equivalents that are included in other financial statement captions of the Consolidated Balance Sheets should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flows. The ASU should be adopted using a retrospective transition method to each period presented. The Partnership adopted the new cash flows standard effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Partnership’s Consolidated Statements of Cash Flows (unaudited). As a result, net cash used in investing activities for the nine months ended September 30, 2017 was adjusted to exclude the change in restricted cash as follows:

Nine Months Ended September 30, 2017
(In thousands)
Cash used in investing activities, as previously reported	$(9,844)
Less: Purchases of restricted investments	(587)
Cash used in investing activities, as adjusted	$(10,431)

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
The Partnership has established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing the quantitative and qualitative analysis in accordance with the plan. The team is also reviewing system capabilities, processes and internal controls over financial reporting to ensure the implementation in the first quarter of 2019.

In August 2018, the FASB issued ASC 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, and requires public entities to disclose certain new information while modifying certain disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We will adopt the new guidance in the first quarter of 2020 and the adoption of this guidance will not have a material impact on the consolidated financial statements.

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
Disaggregated Revenues
The following table presents our revenues for the three and nine months ended September 30, 2018 and 2017 disaggregated by type of revenue (in thousands):

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Revenue	2018	2017	2018	2017
Coal sales	$62,731	$84,888	$189,472	$237,812
Other revenues	54	718	5,415	3,650
Total	$62,785	$85,606	$194,887	$241,462

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. There were no contract assets included in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively. We recognize contract liabilities in those instances where billing occurs prior to revenue recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.

The following table presents the activity in our contract liabilities for the nine months ended September 30, 2018 (in thousands):

Contract Liabilities(1):
Balance as of December 31, 2017	$3,141
Additions	1,441
Transfers to Revenues	(3,254)
Balance as of September 30, 2018	$1,328
_________________________
(1) Comprised entirely of current balances of $1.3 million and $3.1 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively.

Remaining Performance Obligations
The following table presents our estimated revenues allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenues as of September 30, 2018 that we will invoice or transfer from contract liabilities and be recognized in future periods (in thousands):

Estimated Revenues
Three months ended December 31, 2018	$40,963
2019	73,340
2020	69,680
2021	51,727
2022	—
Thereafter	—
Total	$235,710

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

3. INVENTORIES
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$3,076	$4,642
Materials and supplies	10,039	10,569
Reserve for obsolete inventory	(284)	(284)
Total	$12,831	$14,927
4. RESTRICTED INVESTMENTS
For all of its restricted investments accounts, the Partnership can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments accounts are not available to meet the Partnership’s general cash needs. These investments include available-for-sale debt securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets.
The carrying value and estimated fair value of restricted investments were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$6,745	$7,754
Available-for-sale debt securities	29,207	29,485
	$35,952	$37,239

Available-for-Sale Debt Securities

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale debt securities were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cost basis	$29,406	$29,405
Gross unrealized holding gains	250	409
Gross unrealized holding losses	(449)	(329)
Fair value	$29,207	$29,485

5. LOSS ON IMPAIRMENT
During the second quarter of 2018, the Partnership recorded asset impairment charges to various assets in the amount of $77.7 million in Loss on impairment in the Consolidated Statements of Operations (unaudited). Indicators of impairment existed as during the second quarter of 2018 AEP Generation Resources Inc. (“AEP”) declined the Partnership’s bid to supply coal to AEP’s Conesville Power Plant Units 5 and 6 for periods subsequent to the expiration of the parties' current contract which expires on December 31, 2018. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Partnership's revenues generated from the Ohio mines for the year ended December 31, 2017.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Partnership performed a recoverability analysis as of June 30, 2018 and determined that the net undiscounted cash flows were less than the carrying values for the Ohio mines' long-lived assets groups. As a result, the Partnership estimated the fair value of the long-lived asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on projected revenues based on expected economic conditions, costs to produce, capital spending, working capital changes and the weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Partnership estimated the fair value of certain property, plant and equipment and intangible assets using the market approach. To the extent that the carrying values of the long-lived asset groups exceeded the respective fair values, the Partnership recorded an asset impairment charge, as can be seen by asset type in the table below for the nine months ended September 30, 2018.

Asset Impairment Charges
(In thousands)
Land, mineral rights, property, plant and equipment, net	$50,717
Advanced coal royalties	3,145
Intangible assets, net of accumulated amortization of $7.2 million at June 30, 2018	23,767
Other assets(1)	46
$77,675
_____________________
(1) Consists of the current portion of Advanced coal royalties.

6. DEBT AND LINES OF CREDIT
Debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Term Loan	$323,394	$312,734
Capital lease obligations	10,463	13,478
Other	852	375
Total debt outstanding	334,709	326,587
Less debt issuance costs	(695)	(2,754)
Less current installments, net of debt issuance costs	(327,622)	(314,228)
Total debt outstanding, less current installments	$6,392	$9,605
The following table presents remaining aggregate contractual debt maturities of all debt:

September 30, 2018
(In thousands)
2018	$324,781
2019	4,499
2020	1,766
2021	1,664
2022	1,999
Thereafter	—
Total debt	$334,709

Covenant Compliance

See Note 1. Basis Of Presentation “Ability to Continue as a Going Concern” for matters regarding covenant compliance.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Term Loan
Pursuant to the amended 2014 Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, we entered into a term loan (“Term Loan”) which matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (2.39% as of September 30, 2018), subject to a floor of 0.75%, plus 8.50% or the reference rate, as defined in the 2014 Financing Agreement. As of September 30, 2018, the Term Loan had a cash interest rate of 10.89%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. As of September 30, 2018 and December 31, 2017, the Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $7.4 million and $12.2 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million and $7.0 million for the three and nine months ended September 30, 2017, respectively. The outstanding Term Loan amount as of September 30, 2018 represents the principal balance of $285.8 million, plus PIK Interest of $37.6 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties and asset sales. During the nine months ended September 30, 2018, we paid down $1.5 million of the Term Loan with such proceeds, however, no principal prepayments occurred during the three months ended September 30, 2018.
The 2014 Financing Agreement limits cumulative cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying our availability under the Revolver. As of September 30, 2018, our consolidated total net leverage ratio is in excess of 3.75, our fixed charge coverage ratio is less than 1.00 and we have utilized the full $15.0 million limit on Restricted Distributions.
The filing of the Chapter 11 Cases constitutes an event of default under the 2014 Financing Agreement and the Term Loan that accelerated the Partnership’s obligations thereunder. However, under the Bankruptcy Code, the lenders under the Term Loan are stayed from taking any action against the Partnership as a result of the default. See also Note 1. Basis Of Presentation included above.

Revolver
On October 23, 2015, the Partnership and its subsidiaries entered into a Loan and Security Agreement (the “Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The Revolver expired on its December 31, 2017 maturity date and management elected not to replace or extend it.
Capital Lease Obligations
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. The Partnership did not enter into any new capital leases during the nine months ended September 30, 2018.
7. DISTRIBUTIONS OF AVAILABLE CASH
Currently, the terms of the Interim Cash Collateral Order [Docket No. 95] of the Chapter 11 Cases ("Interim Cash Collateral Order"), in accordance with the approved budget under such order, does not permit cash distributions to our unitholders. Prior to our Petition Date, our 2014 Financing Agreement restricted us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of September 30, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of September 30, 2018, we had made $15.0 million in Restricted Distributions and, accordingly, we would not have been able to make a cash distribution to unitholders had we not filed the Chapter 11 Cases. Additionally, any such future cash distribution would need to comply with the terms of the Interim Cash Collateral Order or any such future cash collateral order governing cash distributions.

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

We made cash distributions as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Limited partner common units	$—	$171	$—	$505
General partner units	—	5	—	15
Warrants	—	22	—	66

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
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2018, the Partnership valued the Term Loan with Level 3 fair values. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
September 30, 2018	$11,316	$11,316	$322,698	$89,808
December 31, 2017	13,853	13,853	309,980	144,536

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

9. UNIT-BASED COMPENSATION

Historically, we have granted employees and non-employee directors restricted common units under our Long-Term Incentive Plan (“LTIP”). However, we do not anticipate granting any units during the year ended December 31, 2018. We recognized compensation expense from unit-based arrangements as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Recognition of fair value of restricted common units over the vesting period	$—	$83	$52	$164
The unvested restricted common unit awards had an initial vesting date of March 2, 2018. However, on March 1, 2018 the grant was modified and the vesting date for all awards was extended to December 15, 2018. As all related compensation expense was recognized as of the modification date and the modification did not result in an increase in fair value of the awards, no additional expense was recognized. A summary of restricted common unit award activity for the nine months ended September 30, 2018 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Unvested balance at December 31, 2017	82,240	$3.04
Forfeited	(16,448)	3.04
Unvested balance at September 30, 2018	65,792	$3.04	$—

10. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of September 30, 2018, the remaining terms of our long-term contracts range from one to eight years.

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
11. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of September 30, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in our Consolidated Balance Sheets (unaudited).

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
Warrants
In June 2013, in connection with a prior credit facility, certain lenders and lender affiliates received warrants entitling them to purchase 166,557 common units at $0.12 per unit. The warrants participated in distributions whether or not exercised. All outstanding warrants expired without being exercised in June 2018.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to the Partnership	$(17,308)	$(1,360)	$(123,945)	$(12,528)
Less:
Paid and declared distributions on Series A convertible units	—	1,940	—	6,302
Series A convertible units share of undistributed loss	(12,897)	(2,573)	(92,360)	(14,311)
Series B convertible units share of undistributed loss	(3,413)	(695)	(24,442)	(3,947)
Paid and declared distributions on general partner units	—	4	—	14
General partner units share of undistributed loss	(27)	(6)	(185)	(31)
Paid and declared distributions on warrants	—	19	—	63
Undistributed net loss attributable to limited partners	$(971)	$(49)	$(6,958)	$(618)

Weighted average number of limited partner common units outstanding used in computation of limited partners' net loss per common unit (basic and diluted)	1,285	1,285	1,285	1,271
Net loss per limited partner common unit, basic and diluted	$(0.76)	$(0.04)	$(5.42)	$(0.49)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2017	$80
Other comprehensive loss before reclassification	(385)
Amounts reclassified from accumulated other comprehensive income (loss)	106
Balance at September 30, 2018	$(199)

The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018:

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Affected Line Item in the Statement Where Net Loss is Presented
	(In thousands)
Realized (gain) loss on available-for-sale debt securities	$(1)	$106	Other income (loss)

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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Effective January 1, 2015, the Partnership and the GP, which is a wholly owned subsidiary of WCC, entered into an administrative and operational services agreement (the “Services Agreement”). The Services Agreement is terminable by either party upon 120 days’ written notice. The current term of the Services Agreement expires on June 1, 2019, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ written notice. On January 31, 2018, we received a letter from WCC providing 120 days’ written notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. As of the date of this filing, WCC continues to provide certain administrative and operational services to us as part of the Services Agreement.
Under the terms of the Services Agreement, the GP provides services through its, or an affiliate's, employees and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. During the three and nine months ended September 30, 2018, respectively, we paid the GP approximately $19.6 million and $54.3 million, respectively, for these services performed under the Services Agreement primarily related to employee costs. Further, under the Services Agreement, the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. This fixed annual management fee has not been prepaid and is currently being expensed as incurred. Expense related to this annual management fee, included in Selling and administrative in the Consolidated Statements of Operations (unaudited), was $0.5 million and $1.6 million for the three and nine months ended September 30, 2018 and 2017, respectively. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $1.0 million and $1.3 million were included in accounts payable as of September 30, 2018 and December 31, 2017, respectively.
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, ("BCC") a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
Finally, we sold coal to a subsidiary of WCC, which generated $2.6 million and $2.6 million in revenues during the three and nine months ended September 30, 2018, respectively, and $3.2 million and $15.3 million in revenues for the three and nine months ended September 30, 2017, respectively. Further, as of September 30, 2018 and December 31, 2017, accounts receivable related to the coal sales to the subsidiary of WCC totaled $1.4 million and $3.8 million, respectively, and were included in Receivables in the Consolidated Balance Sheet (unaudited).
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
15. SUBSEQUENT EVENTS
For information regarding the Partnership's filing under Chapter 11 of the United States Bankruptcy Code, see Note 1. Basis Of Presentation.
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no other events have occurred that have not been disclosed elsewhere in the notes to the consolidated financial statements (unaudited) that would require adjustments to disclosures in the consolidated financial statements (unaudited).

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report and other materials we have filed or will file with the Securities and Exchange Commission ("SEC") (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout this Quarterly Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Risks associated with our October 9, 2018 voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, including risks associated with court proceedings, potential changes in capital structure, impacts to our business from operating under bankruptcy court protection, impacts to our common units, impacts to our financial results, impacts to our ability to retain employees, and our ability to achieve our goals for the sale of assets or reorganization under Chapter 11;

•	Our ability to confirm and consummate a Chapter 11 plan;

•	Risks associated with third party motions in the Chapter 11 cases;

•	Increased costs related to the bankruptcy filing and other litigation;

•	Our ability to manage contracts that are critical to our operations, to obtain and maintain appropriate terms with our customers, suppliers and service providers;

•	Our substantial indebtedness and ability to maintain adequate liquidity;

•	Our exposure to fluctuations in commodity prices;

•	Risks associated with our common units being traded on the over-the-counter market;

•
Risks associated with our general partner, including our dependence on our general partner and its affiliates, including Westmoreland Coal Company ("WCC"), which has also filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, to manage and provide resources for our operations;

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

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this Quarterly Report on Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements whether because of new information, future developments, or otherwise, except as may be required by law.
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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, domestic economic conditions, power plant outages and other factors discussed herein. During the nine months ended September 30, 2018, our financial results were impacted by several more specific trends and activities, which are described below.

•
Restructuring. On October 9, 2018, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. We have agreed to terms with our secured creditors on the use of cash collateral to fund our operations in the normal course and to allow us to serve our customers during the course of our Chapter 11 Cases. In addition, our parent affiliate, WCC, which, through our general partner, provides us with all of our executives, officers and employees through our Services Agreement, also filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on the same date.

Prior to the Chapter 11 filing, we and WCC proactively engaged separate financial advisors to assess the capital structures of our respective companies. Costs associated with this process were $2.7 million and $7.3 million during the three and nine months ended September 30, 2018, respectively. We intend to continue working constructively with our advisors and secured lenders in connection with a value-maximizing sale and marketing process for our assets, including both Kemmerer and Ohio operations, which began in August 2018. There can be no guarantee that we will be successful in these efforts.

The objectives and intent of WCC may not be consistent with ours. Any action we choose to pursue will be evaluated by management, our Board and our advisors or an independent committee, as required under our Partnership Agreement. See "Liquidity and Capital Resources," the notes to our consolidated financial statements (unaudited) and Part II, Item 1A - Risk Factors for additional information.

•
Ohio Market. Our operations in Ohio are exposed to changes in the price of coal sold on the open market. The price of coal has been, and continues to be, volatile and, in the last few years, has generally been adversely influenced by reduced demand, political pressures, and the price of competing products, including natural gas, that are used in energy production. While approximately 69% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. Demand and pricing pressure has resulted in depressed revenues, net income and Adjusted EBITDA in our Ohio market. Whether softness in this region persist in future periods is dependent upon fluctuations in market demand and pricing in those regions.

•
Contract Expiration. On June 14, 2018, we were notified by our primary customer at the Oxford mine that such customer would not renew its coal supply contract related to the Conesville Power Plant Units 5 and 6 after the current contract ends on December 31, 2018. During the third quarter of 2018, volumes from this customer declined in anticipation of the contract expiration. While we endeavor to secure additional coal supply contracts to replace volumes lost at the end of this contract, there can be no guarantee we will be successful. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Partnership's revenues generated from the Ohio mines for the year ended December 31, 2017.

•
Impairment Charges. During the nine months ended September 30, 2018, we recognized impairment charges of $77.7 million related to the write-down of certain assets, as described in Note 5. Loss On Impairment. As a result of these charges, the remaining depreciable value of our assets is lower, which has and will continue to result in lower depreciation, depletion and amortization expense in future periods.

•
Weather. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions. During the first quarter of 2017, our operations in Wyoming experienced unusually high amounts of precipitation, which restricted our ability to supply coal and lowered our coal tons sold and our revenues. These unfavorable weather patterns did not recur in any of the 2018 periods.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Summary Financial Data	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$62.8	$85.6	$(22.8)	(26.6)%
Operating (loss) income	$(5.7)	$9.5	$(15.2)	*
Net loss	$(17.3)	$(1.4)	$(15.9)	(1,135.7)%
Adjusted EBITDA[1]	$4.3	$21.2	$(16.9)	(79.7)%

Tons sold	1.5	2.0	(0.5)	(25.0)%
____________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues
Revenues decreased 26.6% on 25.0% fewer coal tons sold during the third quarter of 2018 compared with the third quarter of 2017 driven primarily by pressured volumes and pricing across our Ohio market, particularly ahead of the December 2018 contract expiration at the Oxford mine. This was partially offset by stronger pricing at the Kemmerer mine in Wyoming.

Operating (loss) income and net loss
During the third quarter of 2018, we generated an operating loss of $5.7 million. This compares to operating income of $9.5 million in the third quarter of 2017. This $15.2 million decline was driven by a decline in revenues and volumes, an increase in selling, general and administrative expense related to advisory fees as discussed previously in "Recent Trends and Activities," and higher per-ton direct costs at our mines. The higher per-ton direct costs were the result of mining in a more difficult area at Kemmerer, an increase in wages and benefits, and increases in fuel costs.
Net loss was $17.3 million in the third quarter of 2018 compared to $1.4 million in the third quarter of 2017. In addition to the decreases in operating (loss) income noted above, net loss during the quarter was impacted by higher interest expense of $1.2 million resulting from a higher effective interest rate and outstanding balance on our Term Loan.
Adjusted EBITDA
Adjusted EBITDA decreased to $4.3 million compared to $21.2 million in the three months ended September 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues and increased per-ton costs, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volumes. Adjusted EBITDA excludes DD&A expense and the advisory fees discussed above.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Summary Financial Data	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$194.9	$241.5	$(46.6)	(19.3)%
Operating (loss) income	$(90.2)	$18.3	$(108.5)	*
Net loss	$(123.9)	$(12.5)	$(111.4)	(891.2)%
Adjusted EBITDA[1]	$22.0	$52.9	$(30.9)	(58.4)%

Tons sold	4.4	5.6	(1.2)	(21.4)%
____________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues
Revenues decreased 19.3% on 21.4% fewer coal tons sold during the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. This decline was primarily driven by pressured volumes in our Ohio market and, to a lesser extent, by volume declines from the Kemmerer mine. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease received in the second quarter of 2018.
Operating (loss) income and net loss
During the nine months ended September 30, 2018, we generated an operating loss of $90.2 million. This compares to operating income of $18.3 million in the nine months ended September 30, 2017. This $108.5 million decline period-over-period was driven primarily by an impairment charge of $77.7 million related to our Ohio Operations (see Note 5. Loss On Impairment). The period-over-period decline was also impacted by a decrease in revenues described above, an increase in selling, general and administrative expense related to advisory fees discussed above in "Recent Trends and Activities," and increased per-ton costs related to mining in a more difficult area at the Kemmerer mine, increased wages and higher fuel costs.
Net loss was $123.9 million during the nine months ended September 30, 2018 compared to $12.5 million during the nine months ended September 30, 2017. In addition to the decreases in operating (loss) income noted above, net loss during the period was impacted by higher interest expense of $3.0 million resulting from a higher effective interest rate and outstanding balance on our Term Loan.
Adjusted EBITDA
Adjusted EBITDA decreased to $22.0 million compared to $52.9 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues and increased per-ton costs, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volume. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization, and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, loss on impairment, gains and/or losses on sales of assets, unit-based compensation and other non-cash and non-recurring costs which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is a key metric used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of September 30, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of September 30, 2018, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios noted in Note 6. Debt And Lines Of Credit.

The table below shows how we calculated distributable cash flow and reconcile distributable cash flow to net loss, the most directly comparable GAAP financial measure.
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(17,308)	$(1,360)	$(123,945)	$(12,528)
Interest expense, net of interest income	11,895	10,768	34,356	31,461
Depreciation, depletion and amortization	6,470	9,692	23,824	30,153
Accretion of asset retirement obligations	1,816	1,336	5,367	4,008
EBITDA	2,873	20,436	(60,398)	53,094
Advisory fees[1]	2,658	589	7,309	589
Loss on impairment	—	—	77,675	—
(Gain) loss on sale of assets	(958)	27	(2,026)	(335)
Unit-based compensation	—	83	52	164
Other non-cash and non-recurring costs[2]	(286)	43	(579)	(609)
Adjusted EBITDA	4,287	21,178	22,033	52,903
Deferred revenue	(709)	(394)	(1,813)	(1,769)
Reclamation and mine closure costs	(2,433)	(4,478)	(7,693)	(9,685)
Maintenance capital expenditures and other	(2,491)	(1,671)	(5,642)	(8,725)
Cash interest expense, net of interest income	(3,528)	(7,849)	(19,525)	(22,584)
Distributable Cash Flow	$(4,874)	$6,786	$(12,640)	$10,140
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
Liquidity and Capital Resources
Liquidity
As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $25.8 million and $36.7 million respectively. Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, and service our debt. Historically, our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement. (See Note 6. Debt And Lines Of Credit for a description of our debt facilities.)

On October 9, 2018, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. We have agreed to terms with our secured creditors on the use of cash collateral to fund our operations in the normal course and to allow us to serve our customers during the course of our Chapter 11 Cases. We have filed a series of first day motions with the Bankruptcy Court that seek authorization to continue to conduct our business without interruption. These motions are designed primarily to minimize the effect of bankruptcy on our operations, customers and employees. We expect ordinary course operations to continue substantially uninterrupted during and after the consummation of the Chapter 11 reorganization process.
Debt Obligations and Covenant Compliance
The October 9, 2018 petitions under Chapter 11 of the U.S. Bankruptcy Code constitute an event of default that accelerated our obligations under our Term Loan, making the principal and interest due thereunder immediately due and payable. However, as a result of the Chapter 11 filing, these payment obligations are automatically stayed, and the creditors' rights of enforcement are subject to the applicable provisions of the U.S. Bankruptcy Code. See Note 6. Debt And Lines Of Credit for a description of our debt facilities and Note 1. Basis Of Presentation “Ability to Continue as a Going Concern” for matters regarding covenant compliance.
Cash Distributions
Our 2014 Financing Agreement restricts us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of September 30, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of September 30, 2018, we have made $15.0 million in Restricted Distributions and, accordingly, cannot make further distributions unless we either refinance or modify our Term Loan or meet the required ratios. See Note 6. Debt And Lines Of Credit and Note 7. Distributions Of Available Cash for further information regarding cash distributions.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(1,545)	$22,855
Investing activities	(4,531)	(10,431)
Financing activities	(5,867)	(5,757)
Cash and cash equivalents including restricted cash decreased by $11.9 million during the nine months ended September 30, 2018. Contributing to this decline was operating losses resulting from lower revenues and increased mine-level and selling, general and administrative expenses, investments in capital expenditures of $5.6 million and repayments of long-term debt of $5.9 million. These declines were offset by collections on trade receivables, and tighter management of inventories and accounts payable and accrued expenses.
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
Item 4 - CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2017 Form 10-K, the risk factors that we believe materially affect our business, financial condition and/or results of operations. Other than the risk factors listed below and except that the current collective bargaining agreement at the Kemmerer mine that had a previous expiration date of May 1, 2018 was extended to August 1, 2018 and subsequently extended a second time through July 31, 2019, there have been no material changes with respect to the risk factors disclosed in our 2017 Form 10-K. You should carefully consider the risk factors set forth below and in the 2017 Form 10-K, as well as the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

•	our ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a proceeding under Chapter 7 of the Bankruptcy Code (“Chapter 7”); and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 Cases that may be inconsistent with our plans.
Any Partnership de-levering transaction or change in the Partnership’s capital structure, including in connection with a plan of reorganization in the Chapter 11 Cases, may involve significant taxable cancellation-of-debt or other income, such that the Partnership’s unitholders may be required to pay taxes on their share of such income even if they do not receive any cash distributions from the Partnership.
Our unitholders, as the owners of the Partnership, are allocated the taxable income (or loss) of the Partnership for income tax purposes. Each unitholder is required to report its share of our taxable income on its federal and applicable state and local income tax returns. Accordingly, depending on their individual tax position, each unitholder may be required to pay income taxes on its share of our taxable income, even if the unitholder receives no cash distributions from the Partnership, which could happen.
The Partnership’s restructuring pursuant to its Chapter 11 cases is likely to result in the allocation of cancellation of debt income (“CODI”) to our unitholders without a corresponding cash distribution and possibly without any cash distribution. The generation of CODI will depend on the extent to which claims against us (including the outstanding Senior Notes) exceeds the fair value of the consideration received by our creditors. Because the type and value of any such consideration is unknown at this time, we are currently unable to determine how much CODI will be generated. If CODI is generated, it would be allocated to the unitholders of record as of the opening of the first trading day of the month we emerge from bankruptcy (the “CODI Allocation Date”). No CODI should be allocated to a unitholder with respect to units which are sold prior to the CODI Allocation Date. We are unlikely to make cash distributions with respect to any CODI that is generated in the Partnership’s Chapter 11 case. Such CODI, like other items of our income, gain, loss, and deduction that are allocated to our unitholders, will be taken into account in the taxable income of the holders of our units as appropriate. CODI is not itself an additional tax due but is an amount that must be reported as ordinary income by the unitholder, potentially increasing such unitholder’s tax liabilities.
Our unitholders may not have sufficient tax attributes (including allocated past and current losses from our activities) available to offset such allocated CODI. Moreover, CODI that is allocated to our unitholders will be ordinary income, and, as a result, it may not be possible for our unitholders to offset such CODI by claiming capital losses with respect to their units, even if such units are cancelled for no consideration in connection with such a restructuring. Importantly, certain exclusions that are available with respect to CODI generally do not apply at the partnership level, and any solvent unitholder that is not in a Chapter 11 proceeding will be unable to rely on such exclusions.
Each unitholder’s tax situation is different. The ultimate effect to each unitholder will depend on the unitholder’s individual tax position with respect to its units. Additionally, certain of our unitholders may have more losses available than other of our unitholders, and such losses may be available to offset some or all of the CODI that could be generated in a strategic transaction involving our debt. Accordingly, unitholders are highly encouraged to consult, and depend on, their own tax advisors in making such evaluation.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. The Chapter 11 Cases could also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 Cases.
We believe that, as a result of the Chapter 11 Cases, it is likely that our common units will substantially decrease in value or become completely worthless.
We have a significant amount of indebtedness that is senior to our common units in our capital structure. We believe that the existing common units will substantially decrease in value during and after emergence from the Chapter 11 Cases. Accordingly, any trading in our common units during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common units.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Chapter 11 plan of reorganization.
We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm our Chapter 11 plan of reorganization. Even if the requisite acceptances of a Chapter 11 plan of reorganization are received, the Bankruptcy Court may not confirm the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).
If our Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.
Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as further deterioration in economic conditions, changes in our industry, changes in demand for our coal and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.
In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code gives the Debtors the exclusive right to propose a plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. Accordingly, we currently have the exclusive right to propose a plan of reorganization. If that right is terminated, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan of reorganization in order to achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
As a result of the entry into the Chapter 11 Cases, there is substantial doubt regarding our ability to continue as a going concern. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan of reorganization is confirmed.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to October 9, 2018, or before confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of such plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 proceeding may be converted to a proceeding under Chapter 7.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to proceedings under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Our common units were delisted from trading on the NYSE, are no longer listed on a national securities exchange following the commencement of the Chapter 11 Cases, and is quoted only in the over-the-counter market, which could negatively affect the price and liquidity of our common units.
In connection with filing the Chapter 11 Cases, the NYSE suspended trading our common units at the market opening on October 9, 2018 and notified the Partnership that its common units are no longer suitable for listing pursuant to Section 802.01D of the NYSE continued listing standards. Trading of our common units has been suspended by the NYSE, and a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on the NYSE.
Following delisting from the NYSE, the Partnership’s common units commenced trading on the OTC Pink Marketplace under the symbol “WMLPQ”. We can provide no assurance that our common units will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common units on this market, whether the trading volume of the common units will be sufficient to provide for an efficient trading market or whether quotes for the common units will continue on this market in the future.
The OTC Pink is a significantly more limited market than the NYSE, and the quotation of our common units on the

OTC Pink Marketplace may result in a less liquid market available for existing and potential shareholders to trade our common units. This could further depress the trading price of our common units and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common units will exist in the future or that we will be able to relist our common units on a national securities exchange. In connection with the delisting of our common units, there may also be other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common units.
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
10.1
Waiver and Amendment No. 6 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of July 31, 2018
X
10.2
Waiver and Amendment No. 7 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of September 7, 2018
X
10.3
Waiver and Amendment No. 8 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party there to and U.S. Bank National Association, dated as of September 28, 2018
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

WESTMORELAND RESOURCE PARTNERS, LP
		By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date:	November 1, 2018	By:	/s/ Scott A. Henry
Scott A. Henry
Controller and Principal Accounting Officer
(Principal Financial Officer and A Duly Authorized Officer)