Form 10-K
period 2018-12-31
Westmoreland Resource Partners, LP
filed 2019-03-18
CIK 1412347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(855) 922-6463
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partner interests

Title of Each Class	Name of Each Exchange On Which Registered
Common Units Representing Limited Partner Interests	OTC Pink

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $1,153,909, based on the reported closing price of the common units as reported on the New York Stock Exchange on June 29, 2018.
As of March 14, 2019, 1,284,840 common units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

WESTMORELAND RESOURCE PARTNERS, LP
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this Annual Report. The statements are only as of the date they are made, and the Partnership undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

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

•	Our ability to confirm and consummate a Chapter 11 plan;

•	Risks associated with third-party motions in the Chapter 11 proceedings;

•	Increased costs related to the bankruptcy cases and other litigation;

•	Our substantial indebtedness and ability to maintain adequate liquidity;

•	Our exposure to fluctuations in commodity prices;

•	Risks associated with our common units being traded on the over-the-counter market;

•
Risks associated with our general partner, including our dependence on our general partner and its affiliates, including Westmoreland Coal Company, which has also filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, to manage and provide resources for our operations;

•	Our ability to manage contracts that are critical to our operations, to obtain and maintain appropriate terms without customers, suppliers and service providers;

•	Our ability to secure customer contracts to replace revenue from expiring contracts;

•	The effects of limited protections during adverse economic conditions within certain provisions in our long-term supply contracts;

•	The concentration of revenues derived from a small number of customers, and the creditworthiness of those customers;

•	Changes in the demand or pricing for coal;

•	Our relationships with, and other conditions affecting, our customers, including how power prices and consumption patterns affect our customers’ decisions to run their plants;

•	The impacts of climate change concerns;

•	Transportation impediments may hinder our current operations or future growth;

•	Competition within our industry and with producers of competing energy sources;

•	Our ability to obtain, renew and/or transfer permits necessary for operations;

•	Our ability to generate sufficient cash flow to service our debt and other obligations;

•
Existing and future environmental legislation and regulation which could give rise to liability, affect both our coal mining operations and our customers’ coal usage, and result in changes to governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	Increased employee cost due to intense competition to attract and retain employees and federal regulations result in higher healthcare cost;

•	Our ability to fund necessary capital expenditures for the maintenance and continued productivity of our mines;

•	Inaccuracies in our estimates of our coal reserves and/or an inability to secure adequate replacement reserves;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•
Business interruptions, including unplanned equipment failures, geological, hydrological or other conditions, and competition and/or conflicts with other resource extraction activities, caused by external factors;

•	Natural disasters and events, including blizzards, earthquakes, drought, floods, fire and storms, not all of which are covered by insurance;

•	Extensive government regulations, including existing and potential future legislation, treaties and regulatory requirements, particularly in Northern Appalachia and the Illinois Basin;

•	The availability and costs of key supplies or commodities, such as transportation, key equipment and materials;

•	Inaccuracies in our estimates of reclamation and/or mine closure obligations;

•	Potential limitations in obtaining bonding capacity and/or increases in our mining costs as a result of increased bonding expenses;

•	Changes in our tax position as a result of among other matters changes in tax law or certain tax positions we have taken;

•	Risks associated with cybersecurity and data leakage;

•
Our ability to pay our quarterly distributions which substantially depends upon our future operating performance (which may be affected by prevailing economic conditions in the coal industry), debt covenants, the results of our Chapter 11 proceedings, and financial, business and other factors, some of which are beyond our control;

•	Risks associated with our common units; and

•	Other risks and uncertainties referenced from time to time in this Form 10-K and other filings of ours with the SEC or not currently known to us or that we do not currently deem to be material.

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

PART I
This report is both our 2018 Annual Report to unitholders and our 2018 Annual Report on Form 10-K required under the federal securities laws. Unless the context otherwise indicates, as used in this Annual Report, the terms "WMLP," "Partnership," "we," "our," "us" and similar terms refer to Westmoreland Resource Partners, LP, the parent entity, and its consolidated subsidiaries. Also, "GP" means Westmoreland Resources GP, LLC, the general partner of WMLP.

ITEM 1	— BUSINESS.
As of the date of this Report on Form 10-K, as previously reported and in connection with our Chapter 11 proceedings, we have sold our Oxford Assets (as defined below) to CCU Coal and Construction, LLC and have entered into definitive agreement to sell our Kemmerer Assets (as defined below) to Western Coal Acquisition Partners, LLC, which together constitute substantially all of our assets. The following disclosure describes our business as of and for the year ended December 31, 2018.
Restructuring and Bankruptcy Proceedings under Chapter 11
On October 9, 2018 (the “Petition Date”), WCC, and certain of its subsidiaries, the GP, the Partnership and our wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case number 18-35672). On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking to jointly administer all of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) under the caption “In re Westmoreland Coal Company, et al.”, and a series of first day motions that sought authorization to continue conducting their businesses in the ordinary course and without interruption. On November 15, 2018, the Bankruptcy Court entered orders approving these motions on a final basis. These motions are designed primarily to minimize the effect of bankruptcy on the Debtors' operations, suppliers, customers and employees. The Partnership expects ordinary-course operations to continue substantially uninterrupted throughout the duration of the Chapter 11 Cases, and employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For the duration of the Chapter 11 Cases, the Partnership's operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Partnership's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
The Partnership, the GP and the Partnership's wholly owned subsidiaries form a subset of Debtors (the "WMLP Debtors") that maintain a capital structure that is separate and apart from the funded debt obligations of WCC and its other subsidiaries and affiliates (collectively, the "WCC Debtors"). There is no cross-obligation or cross-guarantee of the funded debt obligations held by either the WCC Debtors or the WMLP Debtors for the benefit of the other respective group of Debtors. As a result of this separate funded indebtedness, the WCC Debtors and WMLP Debtors generally pursued separate restructuring initiatives in order to maximize the recovery of each Debtor group's respective creditor and stakeholder constituents.
On February 5, 2019, the Bankruptcy Court approved the sale of the Oxford assets and mining operations of the WMLP Debtors (the "Oxford Assets") to CCU Coal and Construction LLC. On February 11, 2019, the sale of the Oxford Assets was consummated with a purchase price of $0 along with the assumption of both the outstanding asset retirement obligations associated with the Oxford Assets and the collateral securing the existing surety obligations of the Oxford Assets and mining operations.
On March 2, 2019, the Bankruptcy Court approved the proposed sale of the Kemmerer mine and assets of certain of the WMLP Debtors (the "Kemmerer Assets") to Western Coal Acquisition Partners, LLC. The sale contemplates a purchase price of $7.5 million, a senior secured first lien note in the principal amount of $112.5 million, which will be guaranteed by Merida Natural Resources, LLC and Thomas M. Clarke, and a junior secured note in the principal amount of $95.0 million to be funded by free cash flows from operation of the Kemmerer mining operations and assets. The Kemmerer mine and its assets constitute the last remaining mining operations of the WMLP Debtors. The sale of the Kemmerer Assets is anticipated to occur on or before April 15, 2019, and thereafter the WMLP Debtors will seek approval from the Bankruptcy Court of their proposed chapter 11 plan of liquidation, which will facilitate (i) a controlled liquidation of the WMLP Debtors' remaining nominal assets and (ii) the distribution of the proceeds of the Oxford and Kemmerer sales to their creditors and stakeholders.

On March 2, 2019, the Bankruptcy Court approved the going-concern sale of substantially all of the WCC Debtors' assets pursuant to its chapter 11 plan (the "WCC Plan"). Under the terms of the WCC Plan, an entity created by the WCC Debtors' first lien creditors (the "Purchaser") will take ownership of the WCC Debtors' assets, including the mining operations located in Colstrip, Montana; San Juan, New Mexico; Canada; and all other operating mines of the WCC Debtors. The WCC Debtors' assets will remain in operation under new leadership and will continue operating in the normal course. The WCC Debtors expect to complete the transactions associated with their financial restructuring and emerge from their Chapter 11 proceedings by the end of the first quarter 2019.
Overview
We are a low-cost producer and marketer of high-value thermal coal to large electric utilities with coal-fired power plants under long-term coal sales contracts. We also market to industrial users, and are the largest producer of surface mined coal in Ohio. We focus on acquiring thermal coal reserves that we can efficiently mine with our large-scale equipment and take advantage of close customer proximity through mine-mouth power plants and strategically located rail and barge transportation. Our reserves and operations are well positioned to serve our primary market areas of the Midwest, Northeast and Rocky Mountain regions of the United States. Our operations are located in Ohio, Kentucky and Wyoming. We sold 6.0 million tons of coal in 2018.
Westmoreland Resource Partners, LP is a Delaware limited partnership, whose common units are currently trading on the over-the-counter Pink Marketplace under the symbol "WMLPQ." We began doing business in 1985, in Coshocton, Ohio, as a contract-mining service to a mining division of a major oil company. In 1989, we transitioned from a contract miner into a producer of coal using our own coal reserves. On July 19, 2010, we completed our initial public offering and moved our headquarters to Columbus, Ohio. On December 31, 2014, our general partner was acquired by Westmoreland Coal Company ("WCC"), a Delaware corporation, and our executive offices were moved to Englewood, Colorado. WCC directly owns 100% of our General Partner ("GP") and, as of the date of this filing, 95.20% of the beneficial limited partner interest on a fully diluted basis. We are managed by WCC through our GP, and all executives, officers and employees who provide services to us (which are approximately 576 employees) are employed by WCC. WCC’s common stock trades over-the-counter under the symbol “WLBAQ.” We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. We operate in a single business segment and have seven operating subsidiaries. See Exhibit 21.1 - List of Subsidiaries for an organizational chart. The following map shows our operations as of December 31, 2018:

Properties
During 2018, we operated one surface mine in Wyoming and four active mining complexes in Ohio comprising thirteen surface mines. The Ohio Operations include a river terminal on the Ohio River, two washing facilities, two rail loadout facilities and a tipple facility. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. We own and operate six augers throughout our mining complexes. We also utilize highwall miner systems. We own or lease most of the equipment utilized in our mining operations and employ preventive maintenance and rebuild programs to ensure that our equipment is well maintained. As of December 31, 2018, we had in place leases or subleases to others for approximately 16.5 million tons of the total reserves we owned or controlled. We believe that we satisfied all lease conditions in order to retain the properties and keep the leases in place.
Our reported proven and probable coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our proven and probable coal reserves meet this economic and legal standard, we take into account, among other things, our potential ability or inability to obtain mining permits, the possible necessity of revising mining plans, changes in future cash flows caused by changes in estimated future costs, changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. The following table provides coal reserve quantities from mines we own or control as of December 31, 2018:

December 31, 2018
(In thousands of tons)
Coal reserves[1]:
Proven	100,184
Probable	11,688
Total proven and probable reserves[2]	111,872
Permitted reserves	61,959
Current year production	5,927

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

As of December 31, 2018, substantially all of our properties and assets were encumbered by liens securing our and our subsidiaries’ outstanding indebtedness.

The following table provides summary information regarding our principal mining operations as of December 31, 2018 (all tons data presented in thousands):

WMLP Mines	Cadiz	Tuscarawas	Belmont	New Lexington	Noble[1]	Plainfield[1]	Muhlenberg[3]	Tusky[1,4]	Kemmerer
Previously owned by	These mines were previously owned by Oxford Resource Partners, LP, which is the predecessor entity to Westmoreland Resource Partners, LP.								Chevron Mining Inc., purchased 2012
Currently owned by	The Ohio mines are owned by Oxford Mining Company, LLC. The Muhlenberg mine located in Kentucky is owned by Oxford Mining Company - Kentucky, LLC.								Westmoreland Kemmerer, LLC
County, State	Jefferson & Harrison, Ohio	Columbiana, Coshocton, Stark & Tuscarawas, Ohio	Belmont, Ohio	Perry, Athens & Morgan, Ohio	Noble & Guernsey, Ohio	Muskingum, Guernsey & Coshocton, Ohio	Muhlenberg, Kentucky	Harrison & Tuscarawas, Ohio	Lincoln, Wyoming
Proven reserves	1,895	3,724	6,004	3,957	—	3,622	—	14,438	66,544
Probable reserves	456	—	247	56	—	—	—	2,062	8,867
Total reserves	2,351	3,724	6,251	4,013	—	3,622	—	16,500	75,411
Permitted reserves	2,351	1,372	3,564	99	—	1,070	—	16,500	37,003
2018 tons produced	1,258	69	359	170	—	—	54	—	4,017
Production capacity	1,500	250	1,000	500	N/A	N/A	N/A	N/A	4,500
2018 tons sold	1,271	69	459	170	—	—	54	—	4,017
2017 tons sold	2,232	211	396	235	—	—	6	—	4,294
Estimated mine life with current plan	2023	2021	2023	2022	N/A	N/A	N/A	N/A	2026
Lessor[2]	Private parties, Consol	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties	Fed Gov, Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Pittsburgh, Redstone & Meigs Creek	Lower & Middle Kittanning, Upper Freeport, Mahoning, Brookville	Pittsburgh, Meigs Creek & Waynesburg	Lower & Middle Kittanning, Pittsburgh	Pittsburgh	Middle Kittanning	Tradewater & Carbondale Formations	Middle Kittanning & Upper Freeport	Adaville Series
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Approx. heat content of reserves (BTU/lb.)	11,543	11,793	11,574	11,864	N/A	11,711	N/A	12,900	9,800
Approx. sulfur content of reserves (%)	2.80	3.60	4.60	3.60	N/A	4.40	N/A	2.00	0.69
Major customers[2]	AEP & EKPC	AEP	AEP & EKPC	AEP	N/A	N/A	N/A	N/A	PacifiCorp Energy, Inc.
Delivery method	Truck, rail, barge	Truck	Truck, barge	Truck, rail	N/A	N/A	N/A	N/A	Truck, rail, conveyor
Machinery	Shovel, loader, truck, dozer, auger	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger	N/A	N/A	N/A	N/A	Trucks, shovels, dozers
Gross Land, Mineral Rights, Property, Plant & Equipment (in millions)	The Ohio & Kentucky mines' gross land, mineral rights, property, plant and equipment as of December 31, 2018 was $53.6 million.								$153.9
Year complex opened	2000	2003	1999	1993	2006	1990	2009	2003	1950
____________________
1 These mines were inactive during 2018.
2 American Electric Power Company, Inc. (“AEP”); East Kentucky Power Cooperative (“EKPC”).
3 Reclamation phase of mine life during 2018, however, incidental with performance of reclamation, tons were recovered and sold.
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
Muhlenberg:  The Muhlenberg complex is located in western Kentucky and is part of the Illinois Basin coal field. We are no longer producing coal from this complex due to adverse market conditions. Though the Muhlenburg complex produced an immaterial amount of coal, reclamation activities were ongoing at this complex during 2018.

Kemmerer. The Kemmerer mine in Wyoming transports the coal it produces via conveyor belt to the adjacent Naughton Power Station or it is shipped via short haul rail or truck to various industrial customers. This mine utilizes truck, shovel and dozer surface mining methods.
Customers
In 2018, we derived approximately 68% of our revenues from coal sales to three customers: PacifiCorp Energy, Inc. (42%), American Electric Power Company, Inc. ("AEP") (14%) and East Kentucky Power Cooperative (12%). We sell the majority of our tons under contracts with a weighted average remaining supply obligation term of approximately two years.
Cadiz, Tuscarawas, Belmont, New Lexington, Noble, Plainfield, Muhlenberg and Tusky (collectively, the "Ohio Operations") supply coal under long-term supply contracts to two significant customers, AEP and East Kentucky Power Cooperative. The AEP contract expired as of December 31, 2018 and payments were based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. There are multiple contracts with EKPC that have expiration dates ranging from March 31, 2019 to December 31, 2020. Payments under these contracts are based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. The customer has an obligation to purchase a minimum of 480 thousand tons and 360 thousand tons in 2019 and 2020, respectively.
In addition to these agreements, the Ohio Operations provide coal to various other customers under spot or short-term contracts generally based on prevailing market prices.
The Kemmerer mine supplies the adjacent Naughton Power Station owned and operated by Pacificorp Energy, Inc. via conveyor belt under an agreement that expires on December 31, 2021. Prices under the coal supply agreement include a fixed-base price per ton delivered for set minimum quantities each contract year and a lower fixed-base price per ton delivered for optional tons in excess of stated minimums. These fixed-base prices are adjusted quarterly based on changes in various cost and commodity indices. Naughton Power Station’s Unit 3 is scheduled to be shutdown at the beginning of 2019. The customer has an obligation to purchase a minimum of 1.7 million tons in 2019 and 1.4 million tons in 2020 and 2021, respectively.
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
Long-term Coal Supply Contracts
As is customary in the coal industry, we enter into long-term supply contracts (one year or greater in duration) with most of our customers. These contracts allow customers to secure an assured supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2018, approximately 83.0% of our coal tons sold were sold under long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market.
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
Royalty Revenues
Oil and Gas Reserves - For the years ended December 31, 2018, and 2017, we generated $4.8 million and $1.7 million in oil and gas royalty revenue, respectively.
Non-Coal Sales Revenues
Limestone Revenues - At our Daron and Strasburg mines, limestone is removed in order to access the underlying coal. We sell this limestone to a third party who crushes it before selling it to local governmental authorities, construction companies and individuals. The third party pays us for this limestone based on a percentage of the revenue it receives from the limestone sales. For the years ended December 31, 2018 and 2017, we produced and sold 0.4 million and 0.4 million tons of limestone, respectively, and revenues from these limestone sales were $1.7 million and $2.0 million, respectively.
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
The majority of our mines focus on coal markets where we take advantage of long-term coal contracts with neighboring power plants. These mines give us a competitive advantage based on two factors:

•	we are among the most economic suppliers to our principal customers as a result of transportation advantages over our competitors; and

•	nearly all of the power plants we supply were specifically designed to use our coal.

The Ohio Operations do not compete with producers of metallurgical coal or lignite. However, we do have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. We compete on the basis of delivered price, coal quality and reliability of supply. Our principal direct competitors are other coal producers, including but not limited to (listed alphabetically) Alliance Resource Partners, L.P., CONSOL Energy, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
Washing Facilities
Depending on coal quality and customer requirements, some raw/crushed coal may be shipped directly from the mine to the customer. However, the quality of some raw coal does not allow direct shipment to the customer without putting the coal through a washing process that physically separates impurities from the coal. This processing upgrades the quality and heating value of the coal by generally removing ash, but it entails additional expense and results in some loss of coal. The Partnership owns and operates two washing facilities as follows:

•	Strasburg (Strasburg, Ohio): Throughput capacity of 250 tons of raw coal per hour, but not operating at full capacity in 2018;

•	Conesville (Coshocton County, Ohio): The wash plant was idled throughout 2018 due to poor market conditions. This facility is adjacent to a customer’s power plant.

Seasonality
Our coal business has historically experienced variability in its results due to seasonality in weather patterns and our customers’ annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. Our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand. Conversely, when these stockpiles increase, demand for our coal will typically soften. Further, our ability to deliver coal is impacted by weather patterns. Because some of our mines are mine-mouth operations that deliver coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited.
Material Effects of Regulation
Safety
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977 ("MSHA"), MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past several years, and in certain circumstances regulatory authorities have authority to order the temporary closure of mines in the event of a perceived imminent danger to miners' safety or health or for certain violations of safety rules. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal, state and provincial safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety. Safety is a core value of Westmoreland Resource Partners, LP. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Safety performance at our mines was as follows:

	2018		2017
	Reportable Rate	Lost Time Rate	Reportable Rate	Lost Time Rate
WMLP Mines	1.23	0.92	1.66	0.91
U.S. National Surface Average	1.10	0.76	1.35	0.78
Percentage	112%	121%	123%	117%
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
Migratory Bird Treaty Act
Various other climate change laws and initiatives
Federal, tribal, state, and local authorities regulate the U.S. coal mining industry with respect to numerous matters, such as reclamation of disturbed lands, hazardous waste management and protection of air quality, soil and water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties, and other environmental resources. These laws and regulations have, and will continue to have, a significant adverse effect on the production and competitive position of the coal industry as against other energy sources. We endeavor to conduct our operations in compliance with all applicable federal, state, and local laws and regulations. However, non-compliance with federal, tribal and state laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, the extent to which we cannot predict. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
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
Under federal and state laws, a mine operator must also assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and reclamation of the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. See Note 11. Asset Retirement Obligations to the consolidated financial statements for the amount of surety bonds posted and cash collateral securing these bonds for reclamation purposes. In addition to the bond requirement, the Abandoned Mine Land Fund-created by SMCRA-imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines. In 2018, we recorded $1.6 million of expense related to this reclamation fee.
In January 2016, the Department of Interior’s Bureau of Land Management announced a moratorium on new coal leases on federal lands. On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth (“EI Order”), which mandated the lifting of the moratorium. On March 29, 2017, the Interior Secretary issued Order 3348, terminating the federal coal-leasing moratorium. Order 3348 is currently the subject of a citizen group challenge that remains pending in the U.S. District Court for the District of Montana.
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
Clean Air Act (“CAA”) and Related Regulations. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. Indirect impacts on coal mining operations include emissions regulations for particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas (“GHG”) Emissions Standards. In August 2015, the EPA finalized standards for GHGs for new, modified, or reconstructed electric generating units ("EGUs") referred to as “new source performance standards” ("NSPS"). The final 2015 NSPS for coal-fired EGUs, promulgated pursuant to Section 111(b) of the CAA, require, in most cases, the installation of partial carbon capture and sequestration ("CCS") systems at new, modified, or reconstructed coal-fired EGUs, which is likely to be a major obstacle to the construction and development of any new coal-fired generation capacity. States and industry challenged the rule in the U.S. Court of Appeals for the D.C. Circuit. However, on March 28, 2017, the EPA filed a motion, pursuant to President Trump’s March 28, 2017 EI Order, requesting that the consolidated cases be held in abeyance pending completion of the EPA’s review of the rule and any forthcoming rulemaking. On August 10, 2017, the D.C. Circuit granted the motion, holding the cases in abeyance and requiring that the EPA submit regular status reports. On December 6, 2018, the EPA issued a proposed rule to revise the 2015 NSPS for coal-fired EGUs to impose less stringent emissions standards without the application of CCS systems. The public comment period for the proposed NSPS revisions ended in February 2019, and issuance of the final revised NSPS for coal-fired EGUs remains pending.

Existing coal-fired EGUs were also going to be subject to GHG performance standards. The new standards were set to reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. The “Clean Power Plan,” promulgated pursuant to Section 111(d) of the CAA, would impose stringent standards on existing fossil fuel-

fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction” ("BSER"). These existing source standards are implemented by the states, requiring that they meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming, for example, would be faced with greater than 40% emission reductions from a 2012 baseline. Under the rule, the states had until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions could be requested. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The stay delayed implementation of the rule, including the state plan submittal dates. The D.C. Circuit reviewed the rule under an expedited briefing schedule, and an en banc panel heard oral arguments on September 27, 2016. On March 28, 2017, however, the EPA moved to hold the consolidated cases in abeyance pending its reconsideration of the Clean Power Plan, pursuant to President Trump’s March 28, 2017 EI Order. On April 28, 2017, the D.C. Circuit granted the motion and required the EPA to file regular status reports. On March 1, 2018, the court ordered that the consolidated cases remain in abeyance, and the abeyance order has been extended by the court. On August 31, 2018, the EPA proposed to repeal and replace the Clean Power Plan with the Affordable Clean Energy Rule (the "ACE Rule"). The ACE Rule would establish emission guidelines for existing coal-fired power plants for states to develop their own plans to address greenhouse gas emissions. The public comment period for the proposed ACE Rule ended in October 2018, and issuance of the final rule remains pending.
Any final rules promulgated by the Trump Administration regarding GHG emission standards will be subject to judicial review. As such, it is unclear whether the appellate process regarding NSPS or the Clean Power Plan will continue. If either rule is upheld in its current form, it is likely that demand for coal will decrease and adversely impact our business.

•
Mercury & Air Toxics Standards. In February 2012, the EPA published national emission standards under Sections 111 and 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule generally requires all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June 2015, the U.S. Supreme Court held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion per year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducted the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. On April 14, 2016, the EPA issued a final rule confirming its “appropriate and necessary” finding to regulate air toxics, including mercury, from power plants after considering costs. The final rule was immediately challenged by several states, companies, and industry groups. Several states and environmental groups also filed as intervenors for the respondent EPA. On April 27, 2017, the D.C. Circuit issued an order holding the consolidated cases in abeyance and directing the EPA to file status reports on the agency’s review of the supplementing finding every ninety days. The EPA reevaluated the MATS Rule and, on December 27, 2018, announced that it will leave the MATS Rule in place without modification. The MATS Rule has a direct impact on our customers' operations and is likely to reduce the overall demand for coal and adversely impact our business.

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for certain pollutants associated with the combustion of coal, such as nitrogen dioxide particulate matter, ozone, and sulfur dioxide. Areas that are not in compliance with these standards (referred to as non-attainment areas) must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen dioxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. If our customers are located in non-attainment areas or areas that become non-attainment areas, they may also be forced to modify their operations. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses.

In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further (“2015 Rule”). Several industry and business groups, five states, and Murray Energy Corp. challenged the revised standard in the D.C. Circuit. On April 11, 2017, the D.C. Circuit granted the EPA’s petition to indefinitely delay oral arguments in the litigation while the agency reviewed the rule. The D.C. Circuit directed the EPA to file status reports on the agency’s review of the 2015 Rule every ninety days. On June 26, 2018, the EPA published a call for scientific and policy-relevant information with respect to the 8-hour ozone standard. Based on information received in response to this call, the EPA's most recent status report indicates that it is "consider[ing] whether to reconsider the 2015 Rule" (D.C. Cir. No. 15-1385 Aug. 1, 2018). The D.C. Circuit lifted the abeyance on this case on August 1, 2018, and oral arguments have resumed before the court.
In a separate lawsuit, a coalition of states and environmental organizations recently challenged the EPA to finalize initial area air quality designations under the 2015 ozone standards. On March 12, 2018, the U.S. District Court for the Northern District of California ruled that the EPA must finalize the standards for all areas of the country except for eight counties in the San Antonio, Texas area by April 30, 2018; the San Antonio, Texas area was to be finalized prior to July 17, 2018, (N.D. Cal. 4:17-cv-06900 Mar. 12, 2018). The EPA completed area designations on April 30, 2018 and July 17, 2018, designating 52 areas as nonattainment and the remaining areas as attainment/unclassifiable or unclassifiable. Certain of the EPA's area designations have been challenged and remain pending before the D.C. Circuit.

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

Clean Water Act. The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into “waters of the United States”. Under the National Pollutants Discharge Elimination System and delegated state permitting systems, any discharge of pollutants from a point source into a “water of the United States” requires a discharge permit from the EPA or the state. Additionally, state and local governments regulate nonpoint source pollution through a number of regulatory programs. Under both point source and nonpoint source programs, issuance of permits with more stringent terms and conditions may increase compliance costs for us and our customers.
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
The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the Corps jointly issued a final rule defining “waters of the United States” (“WOTUS Rule”) to clarify which waters and wetlands are subject to regulation under the CWA. Implementation of the WOTUS Rule was stayed nationwide in October 2015, and on February 6, 2018, the EPA and the Corps published in the Federal Register a rule delaying implementation of the WOTUS Rule by two years (through February 6, 2020). On August 16, 2018, the U.S. District Court for the District of South Carolina issued a nationwide injunction against the EPA's and the Corps' postponement of the WOTUS Rule, making the rule effective in 26 states. On December 11, 2018, the EPA and the Corps proposed a new rule that would differently revise the definition of "waters of the United States" and essentially replace the WOTUS Rule. If finalized, this new definition of "waters of the United States" will likely be challenged and sought to be enjoined in federal court. Until that time, regulations are being implemented as they were prior to August 2015. A public hearing on this proposed rule was held on February 27 and 28, 2019. Continued court challenges and regulatory actions create ongoing uncertainty over CWA jurisdiction and permitting requirements, which could either increase or decrease the cost and time spent on CWA compliance. New reporting requirements and pending litigation associated with coal combustion residuals may cause power generation customers to face increased costs in complying with the CWA, which could impact demand for our products. Finally, in light of real or perceived efforts toward federal deregulation, the prospect of citizen suits to enforce certain provisions of the CWA may increase, which could result in greater regulatory and litigation costs.
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
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014, which was published in the Federal Register on April 17, 2015 ("CCR Rule"). The CCR Rule regulates CCR as solid waste under RCRA and establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and Internet posting requirements. The CCR Rule is largely silent on the reuse of coal ash. In August 2017, the EPA released interim final guidance to be used by states developing their own State CCR Permit Programs, under which states may, but are not required to, develop and submit CCR permit programs to the EPA for approval. On March 1, 2018, the EPA Administrator Scott Pruitt issued a pre-publication version of a proposed rule that would amend the CCR Rule. Among other changes, the EPA proposed allowing states or the EPA the ability to incorporate flexibilities into their coal ash permit programs. On August 21, 2018, the D.C. Circuit Court of Appeals partially vacated the CCR Rule, finding that the 2015 rule was too lenient for certain legacy sites. While the EPA updates the CCR Rule to conform to the D.C. Circuit's decision, no previously unregulated facilities are legally required to comply with the CCR Rule. However, the D.C. Circuit's decision could ultimately increase both our and our customers’ operating costs and potentially impact their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current and former owners and operators of the site where the release occurred and anyone who disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of the statute. Thus, coal mines that we currently own or operate, coal mines that we have previously owned or operated, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages.
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
In addition, the EPA, acting under existing provisions of the CAA, has taken steps to regulate GHG emissions. Between 2010 and 2012, the EPA adopted a series of regulations to restrict emission of GHGs, including rules that require Prevention of Significant Deterioration ("PSD"), preconstruction and Title V operating permit reviews for GHG emissions from certain large stationary sources. On June 23, 2014, the U.S. Supreme Court upheld a portion of the EPA's GHG stationary source program, but also invalidated a portion of it, holding at stationary sources already subject to the PSD or Title V programs for non-GHG criteria pollutants remained subject to GHG requirements, but that sources subject to the PSD or Title V programs only for GHGs could not be forced to comply with the EPA's GHG requirements. As discussed above, the EPA has since taken steps to roll back programs limit GHG emissions from EGUs, including the NSPS program and Clean Power Plan. Separately, the EPA has enacted GHG-related reporting and permitting rules as described above. However, as discussed above, most of these regulations are currently subject to judicial review pending the Trump Administration’s review. Demand for coal may also be impacted by international efforts to reduce emissions of GHGs. At this time, the extent to which the United States will participate in international climate change initiatives is unknown.
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
Additional Information

We make our public reports available, free of charge, through our website, www.westmorelandMLP.com, as soon as practicable after we file or furnish them with the SEC. The information on our website is not part of this Annual Report on Form 10-K.
Item 1A - RISK FACTORS.
Not applicable to a smaller reporting company.
Item 1B - UNRESOLVED STAFF COMMENTS.
None.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

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
See Item 1 - Business - Restructuring and Bankruptcy Proceedings under Chapter 11 for specific information about our Chapter 11 Cases.

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
The common units of Westmoreland Resource Partners, LP trade over-the-counter under the symbol "WMLPQ". The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 14, 2019, we had outstanding 1,284,840 limited partner common units with 9 registered holders of record not including unitholders whose units are held in trust by other entities which makes the actual number of unitholders greater than the number of registered holders of record.
Unregistered Sales of Equity Securities in 2018
Series A Convertible Units
In August 2015, 15,251,989 of our Series A convertible units ("Series A Units") were issued to WCC in consideration for its contribution to us of Westmoreland Kemmerer, LLC. The Series A Units have the right to share in distributions from us on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units may, at our Board's election, be paid in Series A paid-in-kind Units (“Series A PIK Units”). During 2018, no distribution was declared by the Board.
These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
Issuer Purchases of Equity Securities
During the year ended December 31, 2018, we did not make any purchases of our common units and no such purchases were made on our behalf.
On March 14, 2019, WCC completed its tender offer for any and all of our outstanding common units. Pursuant to that tender offer, WCC purchased 182,448 common units at a price of $0.01 per common unit. For additional information. See Item 9B - Other Information.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters which is incorporated by reference into this Item 5 - Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

ITEM 6	— SELECTED FINANCIAL AND OPERATING DATA.
The following table presents our selected financial and operating data for the years ended December 31, 2018 and 2017 and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2018	2017
	(In thousands, except for per unit data)
STATEMENT OF OPERATIONS DATA:
Revenues	$271,036	$315,605
Operating (loss) income	(96,769)	9,823
Net loss	(139,183)	(31,751)
Per limited partner common unit (basic and diluted):
Net loss applicable to limited partner common unit	(6.08)	(1.34)
CONSOLIDATED BALANCE SHEET INFORMATION (end of period):
Working capital (deficit)	$34,665	$(285,916)
Net property, plant and equipment	112,592	193,664
Total assets	235,297	347,404
Total debt	324	323,833
Partners' deficit	(201,366)	(61,634)
OTHER CONSOLIDATED DATA:
Net cash provided by (used in):
Operating activities	$11,026	$39,696
Investing activities	(4,764)	(10,707)
Financing activities	(5,793)	(8,170)
Capital expenditures	6,187	8,446
Adjusted EBITDA[1]	32,652	68,701
Distributable cash flow[2]	(22,430)	17,277
Tons sold	6,040	7,374

Cash distribution paid per limited partner common unit	$—	$0.5154
Cash distribution paid per general partner unit	—	0.5154
________________________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss below.
2 Distributable cash flow, a non-GAAP measure, is defined and reconciled to net loss below.

Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization, accretion expense and gain or loss on debt extinguishment. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, impairment charges, legal settlements, recapitalization costs, gain or loss on sales of assets, unit-based compensation and other non-cash and non-recurring income or costs which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate EBITDA and Adjusted EBITDA differently from the way that we do, limiting their usefulness as comparative measures. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental data. The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss

	Years Ended December 31,
	2018	2017
	(In thousands)
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Loss
Net loss	$(139,183)	$(31,751)
Interest expense, net of interest income	35,199	42,215
Depreciation, depletion and amortization	34,060	45,466
Accretion of ARO	7,702	5,370
EBITDA	(62,222)	61,300
Advisory fees[1]	10,705	2,233
Impairment charges	77,064	5,872
Gain on sale of assets	(666)	(305)
Unit-based compensation	52	242
Other non-cash and non-recurring costs (income)[2]	7,719	(641)
Adjusted EBITDA	32,652	68,701
Deferred revenue	(217)	(406)
Reclamation and mine closure costs	(13,479)	(12,279)
Maintenance capital expenditures and other	(6,187)	(8,446)
Cash interest expense, net of interest income	(35,199)	(30,293)
Distributable Cash Flow	$(22,430)	$17,277
_________________________________
1 Amount represents fees paid to financial and legal advisors related to the restructuring, capital structure review and Chapter 11 Cases.
2 Includes non-cash activity from the change in fair value of investments and warrants.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under Cautionary Note Regarding Forward-Looking Statements.
This discussion should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
As of the date of this Report on Form 10-K, as previously reported and in connection with our Chapter 11 proceedings, we have sold our Oxford Assets to CCU Coal and Construction, LLC and have entered into definitive agreement to sell our Kemmerer Assets to Western Coal Acquisition Partners, LLC, which together constitute substantially all of our assets. The following disclosure describes our business as of and for the year ended December 31, 2018.
Restructuring and Bankruptcy Proceedings under Chapter 11
On October 9, 2018 (the “Petition Date”), WCC, and certain of its subsidiaries, the GP, the Partnership and our wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case number 18-35672). On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking to jointly administer all of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) under the caption “In re Westmoreland Coal Company, et al.”, and a series of first day motions that sought authorization to continue conducting their businesses in the ordinary course and without interruption. On November 15, 2018, the Bankruptcy Court entered orders approving these motions on a final basis. These motions are designed primarily to minimize the effect of bankruptcy on the Debtors' operations, suppliers, customers and employees. The Partnership expects ordinary-course operations to continue substantially uninterrupted throughout the duration of the Chapter 11 Cases, and employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For the duration of the Chapter 11 Cases, the Partnership's operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Partnership's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
The Partnership, the GP and the Partnership’s wholly owned subsidiaries form a subset of Debtors (the “WMLP Debtors”) that maintain a capital structure that is separate and apart from the funded debt obligations of WCC and its other subsidiaries and affiliates (collectively, the “WCC Debtors”). There is no cross-obligation or cross-guarantee of the funded debt obligations held by either the WCC Debtors or the WMLP Debtors for the benefit of the other respective group of Debtors. As a result of this separate funded indebtedness, the WCC Debtors and WMLP Debtors generally pursued separate restructuring initiatives in order to maximize the recovery of each Debtor group’s respective creditor and stakeholder constituents.
On October 25, 2018, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the “Disclosure Statement”) pursuant to Chapter 11 of the Bankruptcy Code. On December 14, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to Chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further supplemented on January 18, 2019. On December 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.
On February 5, 2019, the Bankruptcy Court approved the sale of the Oxford Assets to CCU Coal and Construction LLC. On February 11, 2019, the sale of the Oxford Assets was consummated with a purchase price of $0 along with the assumption of both the outstanding asset retirement obligations associated with the Oxford Assets and the collateral securing the existing surety obligations of the Oxford assets and mining operations.
On March 2, 2019, the Bankruptcy Court approved the proposed sale of the Kemmerer Assets to Western Coal Acquisition Partners, LLC. The sale contemplates a purchase price of $7.5 million, a senior secured first lien note in the principal amount of $112.5 million, which will be guaranteed by Merida Natural Resources, LLC and Thomas M. Clarke, and a junior secured note in the principal amount of $95.0 million to be funded by free cash flows from operation of the Kemmerer mining operations and assets. The Kemmerer mine and its assets constitute the last remaining mining operations of the WMLP Debtors. The sale of the Kemmerer Assets is anticipated to occur on or before April 15, 2019, and thereafter the WMLP Debtors will seek approval from the Bankruptcy Court of their proposed chapter 11 plan of liquidation, which will facilitate (i) a controlled liquidation of the WMLP Debtors’ remaining nominal assets and (ii) the distribution of the proceeds of the Oxford and Kemmerer sales to their creditors and stakeholders.
As of December 31, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Partnership’s obligation under its Term Loan and 2014 Financing Agreement. Additionally, other events of default, including cross-defaults, are present, including the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.
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

•
Coal pricing. Our operations in Ohio are exposed to changes in the price of coal sold on the open market. The price of coal has been, and continues to be, volatile and, in the last few years, has generally been adversely influenced by reduced demand, political pressures, environmental regulation and the price of competing products, including natural gas, that are used in energy production. While approximately 83.0% of our coal tons are sold under supply contracts that are more than one year in duration, terms can vary significantly and may have pricing provisions that may increase or decrease the price of our coal based on broad economic indicators. The pricing has been consistent in 2018 with Kemmerer having a stronger pricing in 2018.

•
Weather. Weather patterns can have a significant impact on power demand and our ability to mine and produce coal. No significant impact due to weather conditions occurred in 2018. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand in future periods.

•
Key contract renewals. In January 2018, Unit #3 at Naughton Power Station shut down and resulted in approximately 1.2 million ton annual reduction in coal supply from Kemmerer mine. During 2018, we executed a new long-term coal supply agreement with Solvay Chemicals and will begin delivery in 2019.

•
Cost reduction initiatives. Since 2016, we and our parent affiliate, WCC, have sought to reduce costs throughout our organizations. Cost reduction activities during 2017 and 2018 resulted in disciplined capital expenditure decisions, lower inventory costs, reduced headcount and a decreased reliance on outside services. These factors, in turn, have resulted in lower depreciation, cost of sales and selling and administrative expenses. Cost reduction activities are ongoing.

•
Chapter 11 Filing. On October 9, 2018, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, which led to our being in default under certain of our debt instruments, limited our ability to operate our business and restricted our access to capital. See Item 1 - Business - Restructuring and Bankruptcy Proceedings under Chapter 11.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended December 31,		Increase / (Decrease)
	2018	2017	$	%
	(In millions)
Revenues	$271.0	$315.6	$(44.6)	(14.1)%
Operating (loss) income	(96.8)	9.8	(106.6)	*
Net loss	(139.2)	(31.8)	(107.4)	(337.7)%
Adjusted EBITDA[1]	32.7	68.7	(36.0)	(52.4)%
Tons sold	6.0	7.4	(1.4)	(18.9)%
_________________________
1 Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial and Operating Data.
* Not meaningful.

Revenues
Revenues decreased 14.1% on 18.9% fewer coal tons sold during the year ended December 31, 2018 compared with the year ended December 31, 2017. This decline was primarily driven by pressured volumes in our Ohio market and, to a lesser extent, by volume declines from the Kemmerer mine. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease received in the second quarter of 2018.
Operating (loss) income and net loss
During the year ended December 31, 2018, we generated an operating loss of $96.8 million. This compares to operating income of $9.8 million in the year ended December 31, 2017. This decline of $106.6 million was driven by an impairment charge of $77.1 million related to our Ohio Operations (see Note 4. Loss On Impairment to the consolidated financial statements), reduced revenues and volumes as described above, an increase in selling, general and administrative expense related to advisory fees related to restructuring, capital structure review and higher per-ton direct costs at our mines. The higher per-ton direct costs were the result of mining in a more difficult area at the Kemmerer mine, an increase in wages and benefits, and increases in higher fuel costs.
Net loss was $139.2 million during the year ended December 31, 2018 compared to $31.8 million during the year ended December 31, 2017. In addition to operating losses as described above, an increase in reorganization items expense of $7.8 million was partially offset by lower interest expense of $6.9 million as a result of the halting of accruing further interest expense beyond October 9, 2018 resulting from the filing of the Chapter 11 Cases as described further in Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA decreased to $32.7 million compared to $68.7 million for the years ended December 31, 2018 and 2017, respectively. This decrease was driven by declines in revenues and increased per-ton costs, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volume. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense, advisory fees and reorganization items as discussed above.

Liquidity and Capital Resources
As of December 31, 2018 and 2017, our liquidity consisted solely of cash and cash equivalents of $38.8 million and $36.7 million, respectively.
The Partnership did not currently have liquidity or access to additional capital sufficient to pay off the Term Loan by its December 31, 2018 maturity date. This condition gives rise to substantial doubt as to the Partnership’s ability to continue as a going concern within one year after the date that these financial statements were issued. Certain affirmative covenants in our 2014 Financing Agreement provide that an audit opinion on our consolidated financial statements that includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to the Partnership's ability to continue as a going concern constitutes an event of default. The audit report included in our 2017 Form 10-K contained such an explanatory paragraph. On March 1, 2018, we entered into a waiver and amendment number three to the 2014 Financing Agreement that waived any such event of default arising from the inclusion of a going concern explanatory paragraph in the audit report included in our 2017 Form 10-K. Prior to the expiration of the aforementioned waiver on May 15, 2018, we entered into a series of amendments on May 15, 2018, June 15, 2018, July 31, 2018, September 7, 2018, and September 28, 2018 that ultimately continued to waive any such events of default through November 5, 2018 ("Waiver") or the occurrence of any other event of default that has not been waived as part of the Waiver. Accordingly, on expiration of the Waiver, the lenders could accelerate the maturity date of the Term Loan, making it immediately due and payable.
The filing of the Chapter 11 Cases described above constituted an event of default that accelerated the WMLP Debtors' respective obligations under the 2014 Financing Agreement. The 2014 Financing Agreement provides that as a result of the Chapter 11 Cases the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the 2014 Financing Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors' rights of enforcement in respect of the 2014 Financing Agreement are subject to the applicable provisions of the Bankruptcy Code.
Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Our principal liquidity needs are to finance current operations, replace reserves, fund capital expenditures, including costs of acquisitions from time to time, service our debt and pay quarterly cash distributions to our unitholders. Our primary sources of liquidity to meet these needs have been cash generated by our operations and borrowings under the 2014 Financing Agreement. See Note 12. Long-Term Debt to the consolidated financial statements for a description of our debt facilities.
Historical Sources and Uses of Cash
The following table reflects cash flows for the years indicated:

	Years Ended December 31,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$11.0	$39.7
Investing activities	(4.8)	(10.7)
Financing activities	(5.8)	(8.2)

Cash and cash equivalents including restricted cash increased by $0.5 million during the year ended December 31, 2018. Contributing to this increase was the substantial build in our accounts payable, accrued expenses, and debt related balance offset by declined revenue and increased mine-level and selling, general and administrative expenses, capital expenditures, and reorganization expenses related to Chapter 11 Cases.
Critical Accounting Policies and Estimates
Going Concern and Liquidity Considerations
In accordance with the requirements of Accounting Standards Update 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and Accounting Standards Codification 205-40, the Partnership has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Partnership’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Partnership’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K. Based on the Partnership’s substantial level of indebtedness and, as described above, the Partnership’s filing for relief under Chapter 11 of the Bankruptcy Code as well as the uncertainty surrounding such filings, the Partnership determined that there is substantial doubt as to the Partnership’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-K.

Notwithstanding the pendency of the Chapter 11 Cases, the accompanying consolidated financial statements of the Partnership have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the Partnership’s consolidated financial statements.
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
Asset Retirement Obligations, Reclamation Costs and Reserve Estimates
Our asset retirement obligations ("ARO") primarily consist of cost estimates for reclamation of surface land and support facilities at both surface mines and coal processing plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations at the end of mining and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities, the obligation and related asset retirement cost are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from current estimates. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. See Note 11. Asset Retirement Obligations to the consolidated financial statements for additional information.
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
For the year ended December 31, 2018, we recorded an impairment charge of $77.1 million related to various assets. See Note 4. Loss On Impairment to the consolidated financial statements for additional information.
Recent Accounting Pronouncements

See Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.
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
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Not applicable to a smaller reporting company.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES

ITEM 8	— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Westmoreland Resource Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westmoreland Resource Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, partners’ capital (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Partnership's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership and its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on October 9, 2018, and has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado
March 15, 2019

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(Debtor-In-Possession)

	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$38,798	$36,739
Receivables	25,164	27,409
Inventories	12,021	14,927
Other current assets	5,983	1,891
Total current assets	81,966	80,966
Property, plant and equipment:
Land, mineral rights, property, plant and equipment	206,231	358,375
Less accumulated depreciation, depletion and amortization	(93,639)	(164,711)
Net property, plant and equipment	112,592	193,664
Advanced coal royalties	4,142	10,143
Restricted investments	35,749	37,239
Intangible assets, net of accumulated amortization of $7.2 million, impairment of $23.8 million and $6.2 million at December 31, 2018 and 2017, respectively	—	24,800
Deposits and other assets	848	592
Total Assets	$235,297	$347,404
Liabilities and Partners' Capital (Deficit)
Current liabilities:
Current installments of long-term debt	$324	$314,228
Accounts payable and accrued expenses:
Trade	21,814	15,565
Deferred revenue	2,924	3,141
Production taxes	5,993	16,670
Asset retirement obligations	16,246	15,187
Other current liabilities	—	2,091
Total current liabilities	47,301	366,882
Long-term debt, less current installments	—	9,605
Asset retirement obligations, less current portion	23,939	30,609
Other liabilities	46	1,942
Liabilities subject to compromise	365,377	—
Total liabilities	436,663	409,038
Partners' capital (deficit):
Limited partners (1,284,840 units outstanding as of December 31, 2018 and 2017, respectively)	18,197	25,959
Series A convertible units (17,050,680 units outstanding as of December 31, 2018 and 2017, respectively)	(173,313)	(69,605)
Series B convertible units (4,512,500 units outstanding as of December 31, 2018 and 2017, respectively)	(77,201)	(49,755)
General partner units (35,291 units outstanding as of December 31, 2018 and 2017, respectively)	31,472	31,687
Accumulated other comprehensive (loss) income	(521)	80
Total Westmoreland Resource Partners, LP deficit	(201,366)	(61,634)
Total Liabilities and Partners’ Deficit	$235,297	$347,404
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Debtor-In-Possession)

	Years Ended December 31,
	2018	2017
	(In thousands, except per unit data)
Revenues	$271,036	$315,605
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	233,909	237,516
Depreciation, depletion and amortization	34,060	45,466
Selling and administrative	23,438	17,233
Gain on sales of assets	(666)	(305)
Loss on impairment	77,064	5,872
Total cost and expenses	367,805	305,782
Operating (loss) income	(96,769)	9,823
Other (expense) income:
Interest expense (contractual interest of $48.2 million for the year ended December 31, 2018)	(36,283)	(43,153)
Interest income	1,084	938
Other income	122	174
Reorganization items, net	(7,781)	—
Change in fair value of warrants	444	467
Total other expenses	(42,414)	(41,574)
Loss before income taxes	(139,183)	(31,751)
Income tax expense	—	—
Net loss	(139,183)	(31,751)
Less net loss allocated to general partner	(215)	(50)
Net loss allocated to limited partners	$(138,968)	$(31,701)

Net loss	$(139,183)	$(31,751)
Unrealized and realized (loss) gain on available-for-sale securities	(601)	269
Comprehensive loss attributable to the Partnership	$(139,784)	$(31,482)

Net loss per limited partner common unit, basic and diluted:	$(6.08)	$(1.34)

Weighted average number of limited partner common units outstanding, basic and diluted:	1,285	1,274

Cash distribution paid per limited partner common unit	$—	$0.5154
Cash distribution paid per general partner unit	—	0.5154

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Partners' Capital (Deficit)
(Debtor-In-Possession)

	Limited Partners													Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital (Deficit)
	Common		Series A Convertible		Series B Convertible		Liquidation		Total		General Partner		Net Investment
	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)	Units	Capital (Deficit)
	(In thousands, except units data)
Balance at December 31, 2016	1,221,060	$28,261	15,656,551	$(46,103)	4,512,500	$(43,360)	856,698	$—	22,246,809	$(61,202)	35,291	$33,281	$—	$(189)	$(28,110)
Net loss
Attributable to partners	—	(1,804)	—	(23,502)	—	(6,395)	—	—	—	(31,701)	—	(50)	—	—	(31,751)
Equity-based compensation	—	242	—	—	—	—	—	—	—	242	—	—	—	—	242
Issuance of units to LTIP participants	63,780	—	—	—	—	—	—	—	63,780	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	269	269
Distribution for acquisition of Johnson Run (Note 3)	—	—	—	—	—	—	—	—	—	—	—	(1,526)	—	—	(1,526)
Paid-in-kind Series A convertible unit distribution	—	—	1,394,129	—	—	—	—	—	1,394,129	—	—	—	—	—	—
Cash distribution to unitholders	—	(740)	—	—	—	—	—	—	—	(740)	—	(18)	—	—	(758)
Balance at December 31, 2017	1,284,840	25,959	17,050,680	(69,605)	4,512,500	(49,755)	856,698	—	23,704,718	(93,401)	35,291	31,687	—	80	(61,634)
Net loss
Attributable to partners	—	(7,814)	—	(103,708)	—	(27,446)	—	—	—	(138,968)	—	(215)	—	—	(139,183)
Equity-based compensation	—	52	—	—	—	—	—	—	—	52	—	—	—	—	52
Issuance of units to LTIP participants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	(601)	(601)
Distribution for acquisition of Johnson Run (Note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Paid-in-kind Series A convertible unit distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash distribution to unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2018	1,284,840	$18,197	17,050,680	$(173,313)	4,512,500	$(77,201)	856,698	$—	23,704,718	$(232,317)	35,291	$31,472	$—	$(521)	$(201,366)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Debtor-In-Possession)

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(139,183)	$(31,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	34,060	45,466
Accretion of asset retirement obligations	7,702	5,370
Equity-based compensation	52	—
Loss on impairment	77,064	5,872
Non-cash interest expense	14,025	9,344
Non-cash reorganization items	5,601	—
Amortization of deferred financing costs	2,118	2,872
Gain on sale of assets	(666)	(305)
Inventory reserve	(77)	—
Other	1,816	1,993
Changes in operating assets and liabilities:
Receivables, net	843	10,220
Inventories	2,983	3,211
Accounts payable and accrued expenses	17,652	(1,697)
Interest payable	(1,083)	(293)
Deferred revenue	(217)	(406)
Other assets and liabilities	(1,217)	2,078
Asset retirement obligations	(11,848)	(12,278)
Unbilled revenue	1,401	—
Net cash provided by operating activities	11,026	39,696
Cash flows from investing activities:
Additions to property, plant, equipment and other	(6,187)	(8,446)
Advance royalties payments	(274)	(1,593)
Proceeds from sales of restricted investments	10,823	9,658
Purchases of restricted investments	(11,578)	(11,467)
Net proceeds from sales of assets	2,452	1,141
Net cash used in investing activities	(4,764)	(10,707)
Cash flows from financing activities:
Repayments of long-term debt	(5,793)	(5,886)
Cash distributions to unitholders	—	(758)
Acquisition under common control of Johnson Run	—	(1,526)
Net cash used in financing activities	(5,793)	(8,170)
Net increase in cash and cash equivalents, including restricted cash	469	20,819
Cash and cash equivalents, including restricted cash, beginning of the period	44,494	23,675
Cash and cash equivalents, including restricted cash, end of period	$44,963	$44,494
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,307	$31,231
Cash paid for reorganization items, net	2,200	—
Non-cash transactions:
Accrued purchases of property and equipment	$—	$1,227
Economic value of Series A convertible unit distributions	—	8,425

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$38,798	$36,739
Restricted cash in Restricted investments	6,165	7,755
	$44,963	$44,494

 See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Westmoreland Resource Partners, LP (“we”, “us”, “ours”, or the “Partnership”) is a Delaware limited partnership, organized in 1985, and successor by acquisition by Westmoreland Coal Company ("WCC", or "WLB") in 2014.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Partnership include the accounts of the Partnership and its controlled subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated.
Current Bankruptcy Proceedings
Filing Under Chapter 11 of the United States Bankruptcy Code
On October 9, 2018 (the “Petition Date”), WCC, and certain of its subsidiaries, including Westmoreland Resource GP, LLC, the Partnership’s general partner (the "GP"), the Partnership, and our wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case number 18-35672). On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking to jointly administer all of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) under the caption “In re Westmoreland Coal Company, et al.”, and a series of first day motions that sought authorization to continue conducting their businesses in the ordinary course and without interruption. On November 15, 2018, the Bankruptcy Court entered orders approving these motions on a final basis. These motions are designed primarily to minimize the effect of Bankruptcy on the Debtors' operations, suppliers, customers and employees. The Partnership expects ordinary-course operations to continue substantially uninterrupted throughout the duration of the Chapter 11 Cases, and employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For the duration of the Chapter 11 Cases, the Partnership’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Partnership’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
The Debtors' Restructuring Processes
The Partnership, the Partnership's general partner and the Partnership's wholly owned subsidiaries form a subset of Debtors (the "WMLP Debtors") that maintain a capital structure that is separate and apart from the funded debt obligation of WLB and its other subsidiaries and affiliates (collectively, the "WCC Debtors"). There is no cross-obligation or cross-guarantee of the funded debt obligations held by either the WCC Debtors or the WMLP Debtors for the benefit of the other respective group of Debtors. As a result of this separate funded indebtedness, the WCC Debtors and WMLP Debtors generally pursued separate restructuring initiatives in order to maximize the recovery of each Debtor group's respective creditor and stakeholder constituents.
On February 5, 2019, the Bankruptcy Court approved the sale of the Oxford assets and mining operations of the WMLP Debtors (the "Oxford Assets") to CCU Coal and Construction LLC.
On February 11, 2019, the sale of the Oxford Assets was consummated with a purchase price for the Oxford Assets of $0 along with the assumption of both the outstanding asset retirement obligations associate with the Oxford Assets and the

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

collateral securing the existing surety obligations of the Oxford assets and mining operations. The sale of Oxford Assets resulted a loss of approximately $21.0 million.
On March 2, 2019, the Bankruptcy Court approved the proposed sale of the Kemmerer mine and assets of certain of the WMLP Debtors (the “Kemmerer Assets”) to Western Coal Acquisition Partners, LLC. The sale contemplates a purchase price of $7.5 million, a senior secured first lien note in the principal amount of $112.5 million, which will be guaranteed by Merida Natural Resources, LLC and Thomas M. Clarke, and a junior secured note in the principal amount of $95.0 million to be funded by free cash flows from operation of the Kemmerer mining operations and assets. The Kemmerer mine and its assets constitute the last remaining mining operations of the WMLP Debtors. The sale of the Kemmerer Assets is anticipated to occur on or before April 15, 2019, and thereafter the WMLP Debtors will seek approval from the Bankruptcy Court of their proposed chapter 11 plan of liquidation, which will facilitate (i) a controlled liquidation of the WMLP Debtors’ remaining nominal assets and (ii) the distribution of the proceeds of the Oxford and Kemmerer sales to their creditors and stakeholders.
On March 2, 2019, the Bankruptcy Court approved the going-concern sale of substantially all of the WCC Debtors' assets pursuant to its chapter 11 plan (the "WCC Plan"). Under the terms of the WCC Plan, an entity created by the WCC Debtors’ first lien creditors (the “Purchaser”) will take ownership of the WCC Debtors’ assets, including the mining operations located in Colstrip, Montana; San Juan, New Mexico; Canada; and all other operating mines of the WCC Debtors. The WCC Debtors’ assets will remain in operation under new leadership and will continue operating in the normal course. The WCC Debtors expect to complete the transactions associated with their financial restructuring and emerge from their Chapter 11 Cases by the end of the first quarter 2019.
The Debtors' Intercompany Arrangements and Settlement
Despite the separate nature of the Debtors’ respective indebtedness, there are numerous intercompany relationships between the WCC Debtors and the WMLP Debtors, including: (a) the WCC Debtors providing all personnel and management services necessary for the WMLP Debtors’ operations; (b) WCC being the employer under the United Mine Workers of America collective bargaining agreement with respect to the employees who work at the WMLP Debtors’ Kemmerer assets; and (c) the WCC Debtors providing back-office support, including enterprise-wide insurance coverage, health and benefits coverage, and compensation administration for the employees who work at the WMLP Debtors’ Kemmerer assets, and (d) WMLP and WCC participating in group surety programs that include an indemnification agreement allowing for cross-collateralization of underlying bond pools. The intercompany arrangements outlined above are governed by the GP administrative and operational services agreement, dated as of January 1, 2015 (as amended, restated, modified and supplemented from time to time in accordance with the terms thereof, the “Shared Services Agreement”). Under the Shared Services Agreement, the WCC Debtors (through the GP) provide services and personnel to the Partnership, and are reimbursed for related costs incurred on the Partnership’s behalf. The services provided by the WCC Debtors (through the GP) include, among other things, operating services, engineering services, and general and administrative services, including legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, and engineering services. Where costs are specifically incurred on behalf of one of the Partnership’s affiliates, those costs are billed directly to the Partnership, and are allocated to the Partnership in a variety of methods when the cost or service applies equally to all employees.
To provide for an orderly separation of the WCC Debtors’ business from the WMLP Debtors’ business and to secure the support of the Debtors’ respective secured lenders for the WCC Plan, the WCC Debtors, the WMLP Debtors, and their respective secured lenders entered into a settlement (the “Intercompany Settlement”). On March 2, 2019, the Intercompany Settlement was approved by the Bankruptcy Court. Pursuant to the Intercompany Settlement, on the effective date of the WCC Plan, the Shared Services Agreement shall be rejected pursuant to sections 365 and 1123 of the Bankruptcy Code. Simultaneous with such rejection, the WCC Debtors and the Purchaser anticipate entering into new transition services agreements, which will provide for the continued provision of services to the WMLP Debtors as they finalize the consummation of their own Chapter 11 Cases. Furthermore, the Intercompany Settlement memorializes agreements with respect to certain professional fee allocations, certain retiree and labor issues, and the tender for all of the outstanding common units, representing limited partner interests in the Partnership (the “WMLP Tender”) not directly or indirectly held by WCC for a total price, for all such equity interests collectively, not to exceed $15,000, and to pay certain fees and expenses associated therewith. The WMLP Tender of 182,448 common units at a price of $0.01 per common unit commenced on February 13, 2019. WCC completed its tender offer with 182,448 common units being validly tendered and accepted for purchase by WCC at a price of $0.01 per common unit on March 14, 2019.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

WMLP Committee Settlement
On February 25, 2019, the WMLP Debtors, the WMLP secured lenders, and the Official Committee of Unsecured Creditors have entered into a settlement that contemplates: (i) Payment of claims - the WMLP secured lenders shall consent to the WMLP Debtors' payment, in a manner of up to $8.6 million on account of certain administrative and priority claims, including the costs of winding down the WMLP Debtors' estates up to $2.7 million; (ii) Release of claims - the Committee will release all claims and causes of action against any WMLP secured party; (iii) WMLP Chapter 11 Plan - The WMLP Debtors shall file and seek confirmation of the WMLP Debtors' Chapter 11 liquidation plan so that such plan can become effective by April 30, 2019, and thereafter promptly wind down the estates; (iv) Intercompany settlement - the Committee will support the Intercompany Settlement and the releases embodied therein.
Debtor-in-Possession
The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 proceedings on the Partnership. As a result, the Partnership is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing in the ordinary course of business. Additionally, the Partnership is authorized to pay and has paid certain pre-petition obligations pursuant to the First Day Motions. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Typically, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Partnership’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Partnership has under the Bankruptcy Code.
Potential Claims
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims of December 12, 2018 (the “Bar Date”). The governmental bar date is April 8, 2019.
As of February 22, 2019, the Debtors have received over 1,300 proofs of claim (including 240 proofs of claims related to WMLP), primarily representing general unsecured claims, for an amount of approximately $2.7 billion (including $458 million related to WMLP). These claims will be reconciled to amounts recorded in Liabilities Subject to Compromise in the Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Partnership may ask the Bankruptcy Court to disallow claims that the Partnership believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Partnership

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
Application of Accounting Standards Codification 852, Reorganization
The Partnership has applied the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded on the Consolidated Statements of Operations and Comprehensive Loss as Reorganization items, net. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the Consolidated Balance Sheets as Liabilities subject to compromise ("LSTC"). These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.
GAAP requires certain additional reporting for financial statements prepared between the Petition Date and the date that the Partnership emerges from bankruptcy, including:

•
Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the Consolidated Balance Sheets called Liabilities subject to compromise; and

•	Segregation of reorganization items as a separate line in the Consolidated Statements of Operations outside of income from continuing operations.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheets as of December 31, 2018, include amounts classified as Liabilities subject to compromise, which represent liabilities the Partnership anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Partnership will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. (See Note 14. Liabilities Subject To Compromise).
Reorganization Items, net
The Debtors, have incurred and will continue to incur significant costs associated with the Chapter 11 Cases, primarily legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Partnership’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018. (See Note 15. Reorganization Items, Net).
Going Concern, Liquidity and Management’s Plan
In accordance with the requirements of Accounting Standards Update 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and Accounting Standards Codification 205-40, the Partnership has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Partnership’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Partnership’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

the Partnership be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. Based on the Partnership’s substantial level of indebtedness and, as described above, the Partnership’s filing for relief under Chapter 11 of the Bankruptcy Code as well as the uncertainty surrounding such filings, the Partnership determined that there is substantial doubt as to the Partnership’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-K.
As of December 31, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Partnership’s obligation under its Term Loan and 2014 Financing Agreement. Additionally, other events of default, including cross-defaults, are present, including the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.
As disclosed in our Current Report on Form 8-K filed October 9, 2018, we received a notice of delisting from the New York Stock Exchange (the “NYSE”) that our common units were no longer suitable for listing pursuant to Section 802.01D of the NYSE continued listing standards. The NYSE reached this decision in view of the Partnership's Chapter 11 filing. Under the NYSE listing procedures, the Partnership has a right to a review of this determination by a Committee of the Board of Directors of the NYSE, provided a written request for such review is filed with the Assistant Corporate Secretary of the NYSE within ten business days after receiving the notice of delisting. The Partnership decided not to seek this review. As a result of the delisting notice, the Partnership's common units are currently trading on the over-the-counter Pink Marketplace under the symbol "WMLPQ."
Notwithstanding the aforementioned, the accompanying consolidated financial statements of the Partnership have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.
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
Exploration and Mine Development

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Exploration expenditures are charged to Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
At existing surface mines, additional pits may be added to increase production capacity. These expansions may require significant capital to purchase or relocate equipment, build or improve existing haul roads and create the initial cut to remove overburden for new pits at existing mines, and ultimately reclaim disturbed lands. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices. Once production has begun, mining costs are then expensed as incurred.
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
When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts. Amortization of capital leases is included in Depreciation, depletion and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

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
Financial Instruments
The Partnership has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets.
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

See Note 4. Loss On Impairment, Note 6. Restricted Investments and Note 13. Fair Value Measurements to the consolidated financial statements for further disclosures related to the Partnership’s fair value estimates.
Intangible Assets
Identifiable intangible assets acquired in a business combination are recognized and reported separately from goodwill. These intangible assets are amortized on a straight-line basis over the respective useful life of the asset. See Note 10. Intangible Assets to the consolidated financial statements for further details.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Deferred Revenue
Deferred revenues represent funding received in advance of meeting the revenue recognition criteria. Deferred revenues will be recognized as revenue in the periods in which all revenue recognition criteria have been met.
Asset Retirement Obligations
Our asset retirement obligations ("ARO") primarily consists of estimated costs to reclaim surface land and support facilities at our mines and in accordance with federal and state reclamation laws as established by each mining permit.
We estimate ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit adjusted risk-free rate. We record asset retirement cost associated with the initial recorded liability. Asset retirement cost is amortized based on the units of production method over the estimated proven and probable reserves at the related mine, and the ARO is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities. See Note 11. Asset Retirement Obligations to the consolidated financial statements.
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
Prior to the Kemmerer Drop, Westmoreland Kemmerer, LLC ("WKL") was subject to income taxes in the United States (including federal and state). Deferred income taxes were provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not (greater than 50%) that a deferred tax asset will not be realized. In determining the need for a valuation allowance at each reporting period, WKL considered projected realization of tax benefits based on expected levels of future taxable income, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.

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

WKL includes interest and penalties related to income tax matters in Income tax expense in the Consolidated Statements of Operations and Comprehensive Loss, however there were no interest and penalties in any years presented.

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Partnership measures revenue based on the consideration specified in the contract, and revenue is recognized when the performance obligations in the contract are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.
For all of our coal sales contracts, performance obligations consist of the delivery of each ton of coal to the customer as our promise is to sell multiple distinct units of a commodity at a point in time. The transaction price principally consists of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

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
Equity-Based Compensation
Equity-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Selling and administrative in the Consolidated Statements of Operations and Comprehensive Loss. See Note 17. Unit-Based Compensation to the consolidated financial statements.
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
Basic earnings (losses) per limited partner common unit are computed by dividing undistributed earnings and losses after distributions applicable to limited partner common units by the weighted average common units outstanding during the reporting period. Diluted earnings per common unit are computed similar to basic earnings per common unit except that the weighted average units outstanding and net income attributable to limited partner common units are increased to include the dilutive effect of limited partner common units that would be issued assuming conversion of all outstanding warrants and vesting of all outstanding restricted awards. No such items were included in the computation of diluted loss per common unit for the years ended December 31, 2018 and 2017 because we incurred a loss in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of units that were excluded from the calculation of diluted loss per common unit because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2018	2017
Long-term incentive plan units	—	28,140
Warrants	—	166,557
All warrants expired without being exercised in June 2018. All long-term incentive plan units were either forfeited or cancelled in 2018. See Note 17. Unit-Based Compensation to the consolidated financial statements for additional details.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the Consolidated Statements of Cash Flows. As a result, amounts generally described as restricted cash and restricted cash equivalents that are included in other financial statement captions of the Consolidated Balance Sheets should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Consolidated Statements of Cash Flows. The ASU should be adopted using a retrospective transition method to each period presented. The Partnership adopted the new cash flows standard effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Partnership’s Consolidated Statements of Cash Flows. As a result, net cash used in investing activities for the year ended December 31, 2017 was adjusted to exclude the change in restricted cash as follows:

Year Ended December 31, 2017
(In thousands)
Cash used in investing activities, as previously reported	$(9,881)
Less: Purchases of restricted investments	(826)
Cash used in investing activities, as adjusted	$(10,707)

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
The Partnership has established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing the quantitative and qualitative analysis in accordance with the plan. The team is also reviewing system capabilities, processes and internal controls over financial reporting as of December 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, and requires public entities to disclose certain new information while modifying certain disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We will adopt the new guidance in the first quarter of 2020 and the adoption of this guidance will not have a material impact on the consolidated financial statements.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

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
Disaggregated Revenues
The following table presents our revenues for the year ended December 31, 2018 and 2017 disaggregated by type of revenue:

	Years Ended December 31,
	2018	2017
Type of Revenue	(In thousands)
Coal sales	$263,569	$311,481
Other revenues	7,467	4,124
Total	$271,036	$315,605

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. There were no contract assets included in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. We recognize contract liabilities in those instances where billing occurs prior to revenue recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.
The following table presents the activity in our contract liabilities for the year ended December 31, 2018 (in thousands):

Contract Liabilities[1]:
Balance as of December 31, 2017	$3,141
Additions	2,924
Transfers to Revenues	(3,141)
Balance as of December 31, 2018	$2,924
_________________________
1 Comprised entirely of current balances of $2.9 million and $3.1 million reported within Deferred revenue in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

Remaining Performance Obligations

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

The following table presents our estimated revenues allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenues as of December 31, 2018 that we will invoice or transfer from contract liabilities and be recognized in future periods (in thousands):

Estimated Revenues
2019	$73,340
2020	69,680
2021	51,727
2022	—
2023	—
Thereafter	—
Total	$194,747

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
3. ACQUISITIONS
Acquisition of Johnson Run Coal Reserves
On January 9, 2017, the Partnership acquired surface coal reserves (“Johnson Run”) through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC, a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
4. LOSS ON IMPAIRMENT
Impairment Charges
During 2018, the Partnership recorded asset impairment charges to various assets in the amount of $77.1 million in Loss on impairment in the Consolidated Statements of Operations and Comprehensive Loss. Indicators of impairment occurred as during the second quarter of 2018 AEP Generation Resources Inc. (“AEP”) declined the Partnership’s bid to supply coal to AEP’s Conesville Power Plant Units 5 and 6 for periods subsequent to the expiration of the parties' current contract which expired on December 31, 2018. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Partnership's revenues generated from the Ohio mines for the years ended December 31, 2018 and 2017.
The Partnership performed a recoverability analysis as of June 30, 2018 and determined that the net undiscounted cash flows were less than the carrying values for the Ohio mines' long-lived assets groups. As a result, the Partnership estimated the fair value of the long-lived asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on projected revenues based on expected economic conditions, costs to produce, capital spending, working capital changes and the weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Partnership estimated the fair value of certain property, plant and equipment and intangible assets using the market approach. To the extent that the carrying values of the long-lived asset groups exceeded the respective fair values, the Partnership recorded an asset impairment charge, as can be seen by asset type in the table below for the year ended December 31, 2018.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Asset Impairment Charges
(In thousands)
Land, mineral rights, property, plant and equipment, net	$50,057
Advanced coal royalties[1]	3,194
Intangible assets, net of accumulated amortization of $7.2 million at June 30, 2018	23,767
Other assets	46
Total	$77,064
_____________________
1 Consists of the current portion of Advanced coal royalties.

For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky which were determined to have no further economic value.
5. INVENTORIES
Inventories consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$1,954	$4,642
Materials and supplies	10,273	10,569
Reserve for obsolete inventory	(206)	(284)
Total	$12,021	$14,927
6. RESTRICTED INVESTMENTS
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

The carrying value and estimated fair value of restricted investments at December 31, 2018 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$6,165	$6,165
Available-for-sale securities	29,584	29,584
Total	$35,749	$35,749
The carrying value and estimated fair value of restricted investments at December 31, 2017 were as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$7,754	$7,754
Available-for-sale securities	29,485	29,485
Total	$37,239	$37,239
The Partnership recorded realized gains or losses on the sale of available-for-sale securities held as restricted investments for the years ended December 31, 2018 and 2017, however these amounts were immaterial to the consolidated financial statements.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Cost basis	$30,105	$29,405
Gross unrealized holding gains	141	409
Gross unrealized holding losses	(662)	(329)
Fair value	$29,584	$29,485
Maturities of available-for-sale securities were as follows at December 31, 2018:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$1,905	$1,885
Due after one year to five years	9,649	9,459
Due after five years to ten years	6,770	6,714
Due in more than ten years	11,781	11,526
Total	$30,105	$29,584
7. POSTRETIREMENT MEDICAL BENEFITS
In accordance with the Amended and Restated Contribution Agreement, dated July 31, 2015, between the Partnership and WCC (the "Contribution Agreement"), all employees of WKL are employed by WCC. WCC assumes all liabilities associated with postretirement medical benefits and reflects these liabilities within WCC's consolidated balance sheets. As such, the Consolidated Balance Sheets for WMLP do not reflect any liability amounts for postretirement medical benefits in the years ended December 31, 2018 and 2017.
In accordance with the Contribution Agreement, WCC, in compliance with the Services Agreement with our GP and the Partnership Agreement, will allocate expenses incurred for postretirement medical liabilities attributable to the transferred employees on a cash basis through the period ended December 31, 2018. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
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
For the years ended December 31, 2018 and 2017, no net periodic postretirement medical benefit cost was recognized.
Assumptions
For the years ended December 31, 2018 and 2017, no assumptions were applicable in determining net periodic postretirement medical benefit cost for the Partnership.
8. PENSION AND OTHER SAVINGS PLANS
In accordance with the Contribution Agreement, all employees of WKL are employed by WCC. WCC assumes all liabilities associated with postretirement pension benefits and reflects these liabilities within WCC's consolidated balance sheets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

In accordance with the Contribution Agreement, WCC, in compliance with the Services Agreement with our GP and the Partnership Agreement, will allocate expenses incurred for postretirement pension liabilities attributable to the transferred employees on a cash basis through the period ended December 31, 2018. Thereafter, WCC shall allocate such expenses in its sole discretion, in compliance with the Services Agreement and the Partnership Agreement.
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
For the years ended December 31, 2018 and 2017, no net periodic pension cost was recognized.
Assumptions
For the years ended December 31, 2018 and 2017, no assumptions were applicable in determining net period pension cost for the Partnership.
The Partnership does not support and has never had a pension plan throughout its existence.
Contributions
No pension plan contributions were made for the years ended December 31, 2018 or 2017.
401(k) Savings Plan
Costs recognized related to the matching of employee 401(k) savings plan contributions for the years ended December 31, 2018 and 2017 were $1.5 million and $1.3 million, respectively. These costs are included in the Consolidated Statements of Operations and Comprehensive Loss in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative.
9. LEASES
We lease certain operating facilities and equipment under noncancelable lease agreements that expire on various dates through 2022. Generally, the lease terms range from one to four years. There were no new capital leases entered into during the year ended December 31, 2018. The lease contracts were executed prior to the Petition Date, and the Partnership has not made modifications. The following shows the gross value and accumulated depreciation of property, plant and equipment under capital leases related to the leasing of mining equipment as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Gross value	$23,787	$23,883
Accumulated depreciation	15,690	11,908

Future minimum capital and operating lease payments as of December 31, 2018, are as follows:

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

	Capital Leases	Operating Leases
	(In thousands)
2019	$4,418	$1,970
2020	2,028	1,233
2021	1,832	1,132
2022	2,040	318
2023	—	—
Thereafter	—	—
Total minimum lease payments	10,318	$4,653
Less imputed interest	(865)
Present value of minimum capital lease payments	$9,453

Rental expense under operating leases during the years ended December 31, 2018 and 2017, totaled $5.1 million and $6.6 million, respectively.
We have also entered into various coal reserve lease agreements under which advance royalty payments are made. Such payments are capitalized as Advanced coal royalties at the time of payment, and are recoupable through an offset or credit against royalties payable on future production.
The Partnership leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $15.0 million and $10.6 million for the years ended December 31, 2018 and 2017, respectively.
10. INTANGIBLE ASSETS
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
The Partnership performed a recoverability analysis as of June 30, 2018. During 2018, the Partnership recorded asset impairment charges to various assets in the amount of $77.1 million, including the asset impairment charges of $23.8 million to Intangible Assets. See Note 4. Loss On Impairment for further disclosures related to the impairment charges.

	December 31, 2018
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Impairment Charges	Net Carrying Value
	(In thousands, except for years data)
Favorable lease agreement	11	$31,000	$7,233	$23,767	$—

	December 31, 2017
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Impairment Charges	Net Carrying Value
	(In thousands, except for years data)
Favorable lease agreement	12	$31,000	$6,200	$—	$24,800

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

11. ASSET RETIREMENT OBLIGATIONS
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
As of December 31, 2018, our ARO totaled $40.2 million, including amounts reported as current liabilities. This balance has been discounted using the credit-adjusted, risk-free interest rate in effect in the year the initial costs or subsequent increases to those costs were recorded. These credit-adjusted, risk-free interest rates range from 6.0% to 75.0% and new costs or increases to previously estimated costs were discounted at 75.0% and 75.0% as of December 31, 2018 and 2017, respectively. While the precise amount of these future costs cannot be determined with certainty, we estimate that, as of December 31, 2018, the aggregate undiscounted cost of final ARO was $93.3 million. Further, as of December 31, 2018, the Partnership had $111 million in surety bonds outstanding to secure reclamation obligations. The surety bonds were secured by $35.7 million in restricted investments as of December 31, 2018.
Changes in the Partnership’s asset retirement obligations were as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$45,796	$52,177
Accretion	7,702	5,370
Changes resulting from additional mines	51	781
Changes due to amount and timing of reclamation	115	3,382
Liabilities settled	(13,479)	(15,914)
Asset retirement obligations, end of year	40,185	45,796
Less current portion	(16,246)	(15,187)
Asset retirement obligations, less current portion	$23,939	$30,609

12. LONG-TERM DEBT
Debt consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Term Loan	$323,322	$312,734
Capital lease obligations	9,453	13,478
Other	475	375
Total debt outstanding	333,250	326,587
Less debt issuance costs	—	(2,754)
Less current installments	(324)	(314,228)
Less amounts reclassified to Liabilities subject to compromise (LSTC)	$(332,926)	$—
Total debt outstanding, less current installments	$—	$9,605

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

The following table presents remaining aggregate contractual debt maturities of all long-term debt:

December 31, 2018
(In thousands)
2019	$327,821
2020	1,766
2021	1,664
2022	1,999
2023	—
Thereafter	—
Total debt	$333,250
In connection with the Partnership’s voluntary petition for reorganization, the $323 million outstanding under the Term Loan has been classified to Liabilities subject to compromise in the Consolidated Balance Sheets as of December 31, 2018. As a result of the Partnership’s Chapter 11 Cases, the Partnership expensed the entire balance of $636 thousand of debt issuance costs during the fourth quarter of 2018 to Reorganization items, net in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2018.
For additional information, see Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements.
Term Loan
Pursuant to the amended 2014 Financing Agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, the Partnership and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, we entered into a term loan (“Term Loan”) which matured on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) at each period end (2.65% as of December 31, 2018), subject to a floor of 0.75%, plus 8.25% or the Reference Rate, as defined in the 2014 Financing Agreement. As of December 31, 2018, the Term Loan had a cash interest rate of 10.90%. The Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of the Partnership, is guaranteed by the Partnership and its subsidiaries, and is secured by substantially all of the Partnership’s and its subsidiaries’ assets.
The 2014 Financing Agreement also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio, as defined in the 2014 Financing Agreement. As of December 31, 2018 and 2017, the Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the Term Loan. PIK Interest under the 2014 Financing Agreement was $7.4 million and $9.3 million for the years ended December 31, 2018 and 2017, respectively. The outstanding Term Loan amount as of December 31, 2018 represents the principal balance of $290.5 million, plus PIK Interest of $32.8 million.
The 2014 Financing Agreement requires mandatory prepayment of principal with proceeds from the receipt of oil and gas royalties and asset sales. During the year ended December 31, 2018, we paid down $1.5 million of the Term Loan with such proceeds, however, no principal prepayments occurred during the year ended December 31, 2018.
The 2014 Financing Agreement limits cumulative cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if we have: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the 2014 Financing Agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying our availability under the Revolver. As of December 31, 2018, our consolidated total net leverage ratio is in excess of 3.75, our fixed charge coverage ratio is less than 1.00 and we have utilized the full $15.0 million limit on Restricted Distributions.
The filing of the Chapter 11 Cases constitutes an event of default under the 2014 Financing Agreement and the Term Loan that accelerated the Partnership’s obligations thereunder. However, under the Bankruptcy Code, the lenders under the

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Term Loan are stayed from taking any action against the Partnership as a result of the default. See Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements.
Covenant Compliance
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
For additional information, see Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies to the consolidated financial statements.
Deferred Financing Costs
Amortization of deferred financing costs included in interest expense was $2.1 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.
As a result of the Partnership’s Chapter 11 Cases, the Partnership expensed the entire unamortized balance of $636 thousand of debt issuance costs during the fourth quarter of 2018 to Reorganization items, net in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2018.
Capital Leases
The Partnership engages in leasing transactions for office equipment and equipment utilized in its mining operations. As of December 31, 2018, the capital leases outstanding had a weighted average interest rate of 4.97% and mature at various dates beginning in 2019 through 2022.
13. FAIR VALUE MEASUREMENTS
The book values of cash and cash equivalents, receivables and accounts payables are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments.
In connection with our refinancing in June 2013, certain of the second lien lenders and lender affiliates received warrants entitling them to purchase common units. The warrants are measured at fair value at each balance sheet date. All outstanding warrants expired without being exercised in June 2018.
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of December 31, 2018, the Partnership valued the Term Loan using Level 3 fair value inputs. The estimated fair values of the Partnership’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
December 31, 2018	$9,928	$9,928	$323,322	$125,459
December 31, 2017	13,853	13,853	309,980	144,536

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

The table below sets forth, by level, the Partnership’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	December 31, 2018
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale investments, included in Restricted investments	$29,584	$29,584	$—	$—

	December 31, 2017
		Quoted Prices in Active Markets for Identical Asset or Liability	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale investments, included in Restricted investments	$29,485	$29,485	$—	$—
Liabilities:
Warrants	$445	$—	$445	$—

14. LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1. Description Of Business, Basis Of Presentation And Summary Of Significant Accounting Policies, beginning on the Petition Date, the Partnership has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the Consolidated Balance Sheets, the caption Liabilities subject to compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities Subject to Compromise at December 31, 2018 consisted of the following:

December 31, 2018
(In thousands)
Debt	$332,926
Accounts payable and accrued expenses	16,638
Production taxes	11,176
Interest payable	3,459
Other liabilities	1,178
Total Liabilities Subject to Compromise	$365,377
Subsequent to the Balance Sheet date, as permitted under the Bankruptcy Code, the Partnership might reject certain of its pre-petition contracts and will calculate its estimated liability to the affected unsecured creditors. As a result, additional amounts may be included in liabilities subject to compromise in future periods.
Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan. The Partnership will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

15. REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018 and were as follows:

Year Ended December 31, 2018
(In thousands)
Professional fees	$7,528
Deferred financing costs	636
Gain on settlement of LSTC	(383)
Reorganization items, net	$7,781
Professional fees included in Reorganization items, net represent professional fees for post-petition expenses incurred since the Petition Date. Deferred financing costs and term loan discount are included in Reorganization items, net as the Partnership believes the underlying debt instruments will be impacted by the Chapter 11 Cases.
As of December 31, 2018, $5.3 million of professional fees were unpaid and accrued in Accounts payable and accrued expenses in the Consolidated Balance Sheets.
Cash paid for reorganization items was $2.2 million for the year ended December 31, 2018.
16. DISTRIBUTIONS OF AVAILABLE CASH
Currently, the terms of the Interim Cash Collateral Order [Docket No. 95] of the Chapter 11 Cases ("Interim Cash Collateral Order"), in accordance with the approved budget under such order, does not permit cash distributions to our unitholders. Prior to our Petition Date, our 2014 Financing Agreement restricted us from making cash distributions in excess of $15.0 million in the aggregate when certain ratios and liquidity requirements are not met. As of December 31, 2018, both of these ratios were not met, and we do not foresee them being met in the near future. As of December 31, 2018, we had made $15.0 million in Restricted Distributions and, accordingly, we would not have been able to make a cash distribution to unitholders had we not filed the Chapter 11 Cases. Additionally, any such future cash distribution would need to comply with the terms of the Interim Cash Collateral Order or any such future cash collateral order governing cash distributions.
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
We made cash distributions as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Limited partner common units	$—	$654
General partner units	—	18
Warrants	—	86

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

17. UNIT-BASED COMPENSATION
Under our Long-Term Incentive Plan ("LTIP"), we recognize equity-based compensation expense over the vesting period of the units. These units are subject to conditions and restrictions as determined by our Compensation Committee, including continued employment or service. No units were granted or vested during the year ended December 31, 2018. For the years ended December 31, 2018 and December 31, 2017, we recognized equity-based compensation expense of $52 thousand and $242 thousand, respectively. These costs are included in Selling and administrative in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of LTIP units vested during the year ended December 31, 2017 was $328 thousand. The following table summarizes additional information concerning our unvested LTIP units.

	Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	82,240	$3.04
Forfeited	(16,448)	3.04
Cancelled	(65,792)	3.04
Unvested balance at December 31, 2018	—	$—
The unvested restricted common unit awards had an initial vesting date of March 2, 2018. However, on March 1, 2018, the grant was modified and the vesting date for all awards was extended to December 15, 2018. As all related compensation expense was recognized as of the modification date and the modification did not result in an increase in fair value of the awards, no additional expense was recognized.
Cancellation Option for Restricted Stock Units
Due to the Company’s depressed stock price, the Company offered all holders of unvested restricted stock units an option to cancel their units in order to mitigate potential unfavorable individual tax ramifications. As of December 31, 2018, all restricted stock unit holders accepted the cancellation option, resulting in the cancellation of 65,792 restricted stock units.
18. PARTNERS' CAPITAL AND CONVERTIBLE UNITS
Our capital accounts are comprised of approximately 0.15% beneficial general partner interests and 99.85% limited partner interests as of December 31, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our GP manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights, which are nonvoting limited partner interests held by our GP. Pursuant to our Partnership Agreement, our GP participates in losses and distributions based on its interest. The GP’s participation in the allocation of losses and distributions is not limited and therefore, such participation can result in a deficit to its capital account. Allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to certain limited partners’ capital accounts included in the Consolidated Balance Sheets.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Series A Convertible Units
In connection with the Kemmerer Drop and the issuance of the Series A Units, the Partnership entered into an amendment (the “Amendment”) to our Partnership Agreement. The Amendment established the terms of the Series A Units and any additional Series A Units that may be issued in kind as a distribution (the “Series A PIK Units”), and provided that each Series A Unit will have the right to share in distributions from us on a pro rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units (the “Series A Convertible Unit Distribution”) may, at our election, be paid in Series A PIK Units. To the extent any portion of the Series A Convertible Unit Distribution is paid in Series A PIK Units for any quarter, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units, as further described in the Amendment. The Series A Units and the Series A PIK Units will convert on a one-for-one basis, at the earlier of the date on which we first make a regular quarterly cash distribution with respect to any quarter to holders of common units in an amount at least equal to $0.22 per common unit or upon a change of control. The Series A Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series A Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series A Units in relation to other classes of partnership interests or as required by law.
Series B Convertible Units
On October 28, 2016, we issued 4,512,500 Series B Units to WCC in exchange for WCC’s 4,512,500 common units. Upon issuance of the Series B Units in the Exchange, WCC’s common units were canceled. The Series B Units do not share in distributions with the common units and are convertible at the option of the holder on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which the Partnership is unable to make such a distribution without exceeding its restricted payment basket under the 2014 Financing Agreement (as defined in Note 12. Long-Term Debt to the consolidated financial statements). This date occurred on November 15, 2017 and, the holder of the Series B Units has not yet converted these Series B Units into common units. The Series B Units will convert automatically upon a change of control or a dissolution or liquidation of the Partnership. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. Concurrently with the Exchange, we entered into a second amendment to the Partnership Agreement, which established the terms of the Series B Units.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

	Years Ended December 31,
	2018	2017
Net loss attributable to the Partnership	$(139,183)	$(31,751)
Less:
Paid and declared distributions on Series A convertible units	—	6,302
Series A convertible units share of undistributed loss	(103,708)	(28,568)
Series B convertible units share of undistributed loss	(27,446)	(7,791)
Paid and declared distributions on general partner units	—	14
General partner units share of undistributed loss	(215)	(61)
Paid and declared distributions on warrants	—	63
Net loss available to limited partners	$(7,814)	$(1,710)

Weighted average number of limited partner common units outstanding used in computation of limited partners' net loss per common unit (basic and diluted)	1,285	1,274
Limited partners' net loss per limited partner common unit (basic and diluted)	$(6.08)	$(1.34)
19. WORKERS’ COMPENSATION AND BLACK LUNG
As of December 31, 2018 and 2017, we have a liability of $1.2 million and $1.4 million, respectively, to pay black lung benefits to eligible employees, former employees and their dependents. The liability is recorded in the Consolidated Balance Sheets in Other liabilities prior to October 9, 2018 and for the year ended December 31, 2017, subsequently it was reclassed to Liabilities subject to compromise in the Consolidated Balance Sheets for the year ended December 31, 2018. Under the Black Lung Benefits Revenue Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, with neither amount to exceed 4.4% of the gross sales price for the coal. For the years ended December 31, 2018 and 2017, we recorded $3.2 million and $3.6 million, respectively, in our cost of sales related to this excise tax.
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

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring and availability of tax planning strategies.
As of December 31, 2018, WKL has not recorded a reserve for uncertain tax positions or penalties and interest. WKL does not anticipate a significant change that would require a reserve to be established for uncertain tax positions in the next 12 months. WKL was party to a federal income tax return and filed a standalone state income tax return, both of which are subject to examination by the IRS and certain state tax authorities. The tax years open to examination include 2014 through July 31, 2015.
21. COMMITMENTS AND CONTINGENCIES
Coal Sales Contracts
We are committed under long-term contracts to sell coal that meets certain quality requirements at specified prices. Many of these prices are subject to cost pass-through or cost adjustment provisions that mitigate some risk from rising costs. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or us. As of December 31, 2018, the remaining terms of our long-term contracts range from one to three years.
Purchase Commitments
From time to time, we purchase coal from third parties in order to meet quality or delivery requirements under our customer contracts. We buy coal on the spot market, and the cost of that coal is dependent upon the market price and quality of the coal.
Surety and Performance Bonds
As of December 31, 2018, we had $111 million in surety bonds outstanding to secure certain reclamation obligations which were collateralized by cash deposits and restricted investments of $35.7 million. Such cash collateral is included in Restricted investments in the Consolidated Balance Sheets and Proceeds from sales of restricted investments within investing activities in the Consolidated Statements of Cash Flows. Additionally, we had road bonds totaling $0.8 million and performance bonds totaling $1.8 million outstanding to secure contractual performance. We believe these bonds will expire without any claims or payments thereon and therefore will not have a material adverse effect on our financial position, liquidity or operations.
Legal and Regulatory
Ohio Environmental Protection Agency Challenge
In May of 2016 the Ohio EPA (“OEPA”) notified Oxford Mining Company, LLC (“Oxford”), in writing that the OEPA believed various of the Oxford’s previously remediated mines have failed to meet the performance goals set forth in the approved mitigation plans. The OEPA’s letters allow that Oxford either a) provide evidence that the OEPA’s listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to two years to complete the outstanding mitigation obligations, or c) pursue off-site mitigation credit such as purchasing mitigation credits from third parties. None of the written correspondence specified monetary damages or cost estimates to complete the alleged mitigation deficiencies.
By an order entered on February 5, 2019, the Bankruptcy Court approved the sale of the Oxford assets to CCU. The sale of the Oxford assets closed on February 11, 2019. After the Oxford sale had closed, Ohio and OEPA filed an application for the WCC Debtors to pay administrative expenses with respect to approximately fifty Oxford water quality certifications, arguing that these certifications and the underlying obligations had not been transferred to CCU (the “Administrative Claim Request”). The WCC Debtors objected, pointing out, among other things, that CCU had agreed to assume those liabilities under the Oxford purchase agreement. Ohio and OEPA ultimately agreed with the WCC Debtors' analysis. CCU then took the position that it did not assume certain of those liabilities under the Oxford purchase agreement. Accordingly, on March 13, 2019, the WCC Debtors filed a complaint in the Bankruptcy Court for a declaratory judgment that CCU has assumed the liabilities under the Oxford purchase agreement and that nothing is owed under the Administrative Claim Request. A status conference on such litigation is scheduled for March 19, 2019.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Oxford-Ohio Gathering Pipeline Litigation
In December 2018, Oxford filed litigation against Ohio Gathering (“OG”) pursuant to a mineral sterilization claim based on OG’s installation of a pipeline across Oxford’s mining area. Ultimately the parties advanced the claim to litigation by way of a jury trial in Belmont County, Ohio in January 2019. The jury verdict was in favor of Oxford for approximately $5.5 million in Court of Common Pleas, Belmont County, Ohio. OG filed for a new trial in early February, 2019. We responded to the motion and await a hearing on the merits to be held on April 4, 2019.
Other Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We accrue for liabilities when it is probable that future losses will be incurred and such losses can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; our experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the ultimate outcome of these proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on the Partnership's liquidity, financial condition, or results of operations.
Filing under Chapter 11 of the United States Bankruptcy Code
On October 9, 2018 (the “Petition Date”), WCC, and certain of its subsidiaries, including Westmoreland Resource GP, LLC, the Partnership’s general partner (the "GP"), the Partnership, and our wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case number 18-35672). On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking to jointly administer all of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) under the caption “In re Westmoreland Coal Company, et al.”, and a series of first day motions that sought authorization to continue conducting their businesses in the ordinary course and without interruption. On November 15, 2018, the Bankruptcy Court entered orders approving these motions on a final basis. These motions are designed primarily to minimize the effect of bankruptcy on the Debtors' operations, suppliers, customers and employees. The Partnership expects ordinary-course operations to continue substantially uninterrupted throughout the duration of the Chapter 11 Cases, and employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For the duration of the Chapter 11 Cases, the Partnership's operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Partnership's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
Guarantees
Our GP and the Partnership guarantee certain obligations of our subsidiaries. We believe that these guarantees may result in a material liability to the guarantors, and, consequentially, have a material adverse effect on our financial position, liquidity or operations.
22. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
In 2018 and 2017, we marketed our coal principally to electric utilities, electric cooperatives, municipalities and industrial customers in Wyoming, Kentucky, Ohio, and West Virginia. As of December 31, 2018 and 2017, accounts receivable from electric utilities totaled $17.4 million and $16.9 million, respectively, or 69.0% and 61.7% of Receivables, respectively, in the Consolidated Balance Sheets. The following table shows the amount of sales to each customer (in each year where applicable, a “Major Customer”) which individually accounted for 10% or more of sales in any of the years ended December 31, 2018 and 2017, with a portion of these sales being facilitated by coal brokers.

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

	Revenues
	Years Ended December 31,
	2018	2017
Customer	(In millions)
PacifiCorp Energy, Inc.	$113.6	$108.2
American Electric Power Company, Inc.	36.8	72.9
East Kentucky Power Cooperative	33.6	32.0
The Major Customers in 2018 and 2017, in the aggregate, represented 67.9% and 67.5%, respectively, of Revenues in the applicable year. The Major Customers in each of 2018 and 2017, in the aggregate, represented 69.0% and 61.7% of Receivables at December 31, 2018 and 2017, respectively.
23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at December 31, 2017	$80
Other comprehensive income (loss) before reclassification	(717)
Amounts reclassified from accumulated other comprehensive income (loss)	116
Balance at December 31, 2018	$(521)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net loss is presented
Details about accumulated other comprehensive income (loss) components	Years Ended December 31,
	2018	2017
	(In thousands)
Realized losses (gains) on available-for-sale securities	$116	$(47)	Other income
24. RELATED PARTY TRANSACTIONS
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
Effective January 1, 2015, the Partnership entered into the Services Agreement with the GP. The Services Agreement is terminable by either party upon 120 days’ written notice. The current term of the Services Agreement expires on June 1, 2018, and automatically renews for successive one-year periods unless terminated earlier upon 120-days’ notice. On January 31, 2018, we received a letter from WCC providing 120 days’ notice that it was reserving its rights with respect to its continued provision of services to the GP under the Services Agreement, noting that WCC would “continue to pursue value-maximizing transactions for all relevant stakeholders” and noting that WCC would be willing to continue to provide services to the GP and us under certain circumstances. On February 22, 2018, we responded to that letter questioning whether a valid notice of

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

termination of the Services Agreement was provided, addressing the continued deployment of the mine-related employees, noting our intention to seek alternative service providers and preserving our options with respect to the ongoing negotiations over WCC’s provisions of services to the GP and us under the Services Agreement. On March 2, 2019, the Intercompany Settlement was approved by the Bankruptcy Court. Simultaneously, the WLB Debtors and the Purchaser anticipate entering into new transaction service agreements, which will provide for the continued provision of services to the WMLP Debtors as they finalize the consummation of their own Chapter 11 Cases. Furthermore, the Intercompany Settlement memorializes agreements with respect to certain professional fee allocations, certain retiree and labor issues, and the tender for all of the outstanding common units, representing limited partner interest in the Partnership not directly or indirectly held by WCC for a total price, for all such equity interests collectively, not to exceed $15,000, and to pay certain fees and expenses associated therewith. On March 14, 2019, WCC completed its tender offer with 182,448 common units being validly tendered and accepted for purchase by WCC at a price of $0.01 per common unit.
Under the terms of the Services Agreement, the GP provides services through its, or an affiliate's, employees and is reimbursed for all related costs incurred on our behalf. Pursuant to the Services Agreement, the Partnership engaged the GP to continue providing services such as general administrative and management, engineering, operations (including mining operations), geological, corporate development, real property, marketing, and other services to the Partnership. Administrative services include without limitation legal, finance and accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. During the year ended December 31, 2018, we paid the GP approximately $72.8 million for these services performed under the Services Agreement primarily related to employee costs. Further, under the Services Agreement, the Partnership pays the GP a fixed annual management fee of $2.2 million for certain executive and administrative services, and reimburses the GP at cost for other expenses and expenditures. Pursuant to the Services Agreement, the primary reimbursements to our GP were for costs related to payroll. Reimbursable costs under the Services Agreement totaling $2.5 million and $1.3 million were included in accounts payable as of December 31, 2018 and 2017, respectively. In December 2017, the Partnership prepaid the GP for the 2018 annual management fee of $2.2 million, which was included in Other current assets in the Consolidated Balance Sheets as of December 31, 2017.
On January 9, 2017, the Partnership acquired surface coal reserves ("Johnson Run") through conveyance of leases and recoupable advance royalty payments from Buckingham Coal Company, LLC ("BCC"), a wholly owned subsidiary of WCC, for $1.7 million, of which $1.5 million was deemed a distribution as the transaction was between entities under common control.
Finally, we sold coal to a subsidiary of WCC, which generated $6.7 million and $19.1 million in revenues for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivables related to the aforementioned revenue totaled $1.5 million and $3.8 million, respectively, and were included in Receivables in the Consolidated Balance Sheets.
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
26. CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The Partnership and all of its subsidiaries filed for bankruptcy under the Chapter 11 Cases filed on October 9, 2018, and as such the Partnership has no non-debtor entities within its consolidated financial statements.
27. SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Annual Report on Form 10-K, and determined that no events have occurred that have not been disclosed elsewhere

WESTMORELAND RESOURCE PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

in the notes to the consolidated financial statements that would require adjustments to disclosures in the consolidated financial statements.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2018, management conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of December 31, 2018 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in their 2013 Internal Control-Integrated Framework. Based upon management’s evaluation, our PEO and PFO concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
Beginning August 1, 2018, the Partnership implemented a new Accounts Payable application, which improved the timeliness and quality of information (including financial information) available to appropriate levels of Partnership personnel. The integration was in response to the 2017 significant deficiency related to Accounts Payable. Impacts of the new application were tested as part of our evaluation of internal control over financial reporting and the results of such testing are reflected in our conclusion that internal controls over financial reporting are effective as of December 31, 2018.

ITEM 9B	— OTHER INFORMATION.
On March 14, 2019, WCC completed its tender offer for any and all of our outstanding common units not currently owned by WCC or its affiliates, 182,448 common units were validly tendered and accepted for purchase by WCC at a price of $0.01 per common unit. Following the completion of the tender offer, WCC owned 95.20% of our outstanding beneficial limited partner interest on a fully diluted basis.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
To the extent necessary to protect investors, the information required by Item 10 will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days from December 31, 2018.

ITEM 11	— EXECUTIVE COMPENSATION.
To the extent necessary to protect investors, the information required by Item 11 will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days from December 31, 2018.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.
To the extent necessary to protect investors, the information required by Item 12 will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days from December 31, 2018.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
To the extent necessary to protect investors, the information required by Item 13 will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days from December 31, 2018.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
To the extent necessary to protect investors, the information required by Item 14 will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days from December 31, 2018.

PART IV

ITEM 15	—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1.Financial Statements. See “Item 8 - Financial Statements and Supplementary Data.”
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
Amendment No. 2 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of July 31, 2015

10.36
Waiver and Amendment No. 3 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2018)

10.37
Waiver and Amendment No. 4 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2018)

10.38
Waiver and Amendment No. 5 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of June 15, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 6, 2018)

10.39
Waiver and Amendment No. 6 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 1, 2018)

10.40
Waiver and Amendment No. 7 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of September 7, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 1, 2018)

10.41
Waiver and Amendment No. 8 to Financing Agreement by and among Westmoreland Resource Partners, LP and each of its subsidiaries, the lenders party thereto and U.S. Bank National Association, dated as of September 28, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 1, 2018)

10.42#
Services Agreement dated as of March 13, 2015, by and between Westmoreland Resources GP, LLC and Westmoreland Resource Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2015)

10.43#
Amendment No. 1 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.44#
Amendment No. 2 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2017)

10.45#
Amendment No. 3 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2017)

10.46#
Amendment No. 4 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of November 30, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2017)

10.47#
Amendment No. 5 to the Services Agreement, by and between Westmoreland Resource Partners, LP and Westmoreland Resources, GP, LLC, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2017)

10.48
Loan and Security Agreement, dated as of October 23, 2015, by and among Westmoreland Resource Partners, LP, the lenders party thereto, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, Oxford Mining Company, LLC, Harrison Resources, LLC, Oxford Mining Company-Kentucky, LLC, Daron Coal Company, LLC, Oxford Conesville, LLC, Westmoreland Kemmerer Fee Coal Holdings, LLC and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2015)

10.49
Contribution Agreement dated June 1, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 2, 2015)

10.50
Amended and Restated Contribution Agreement dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2015)

10.51†
Fifteenth Amendment to Coal Supply Agreement, Amended and Restated version, dated July 1, 2010, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.52†
Sixteenth Amendment to Coal Supply Agreement, dated October 4, 2011, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

Exhibit Number	Description
10.53†
Seventeenth Amendment to Coal Supply Agreement, dated July 31, 2012, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.54†
Eighteenth Amendment to Coal Supply Agreement, dated October 20, 2015, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.55†
Nineteenth Amendment to Coal Supply Agreement, dated April 22, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.56†
Twentieth Amendment to Coal Supply Agreement, dated June 15, 2016, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.57†
Coal Supply Agreement, dated July 1, 2010, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (successor to Chevron Mining Inc.) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.58†
First Amendment to Coal Supply Agreement, dated October 20, 2015, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (f/k/a Westmoreland Kemmerer Inc.) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.59†
Second Amendment to Coal Supply Agreement, dated June 15, 2016, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 2, 2016)

10.60
Third Amendment to Coal Supply Agreement, dated July 1, 2017, for deliveries beginning January 1, 2017, between Pacificorp and Westmoreland Kemmerer, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2017)

10.61
Unit Exchange Agreement, dated October 28, 2016, between Westmoreland Resource Partners. LP. and Westmoreland Coal Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 1, 2016)

21.1*	List of Subsidiaries of Westmoreland Resource Partners, LP
31.1*	Certification of Chief Executive Officer of pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a)
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and December 31, 2017; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017; (iv) our Consolidated Statements of Partners’ Capital (Deficit) for the years ended December 31, 2018 and December 31, 2017; and (v) the Notes to our Consolidated Financial Statements (this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended)

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

WESTMORELAND RESOURCE PARTNERS, LP
	By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date: March 15, 2019	By:	/s/ Michael G. Hutchinson
Michael G. Hutchinson
Interim Chief Executive Officer (Principal Executive Officer)

WESTMORELAND RESOURCE PARTNERS, LP
	By:	WESTMORELAND RESOURCES GP, LLC, its general partner

Date: March 15, 2019	By:	/s/ Scott A. Henry
Scott A. Henry
Chief Accounting Officer, Vice President of Accounting (Principal Accounting Officer and Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their indicated capacities, which are with the general partner of the registrant, on the dates indicated.

Signature	Title	Date

/s/ Michael G. Hutchinson	Interim Chief Executive Officer (Principal Executive Officer)
Michael G. Hutchinson		March 15, 2019
/s/ Scott A. Henry	Chief Accounting Officer, Vice President of Accounting (Principal Accounting Officer and Principal Financial Officer)
Scott A. Henry		March 15, 2019
/s/ Gerald A. Tywoniuk	Chairman of the Board and Director
Gerald A. Tywoniuk		March 15, 2019
/s/ Keith D. Horton	Director
Keith D. Horton		March 15, 2019
/s/ Kurt D. Kost	Director
Kurt D. Kost		March 15, 2019